Form 10-Q
period 1996-06-30
MOLECULAR DEVICES CORP
filed 1996-08-14
CIK 1003113

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ----------

                                  FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from ---------- to ----------

                         Commission File Number 0-27316


                          MOLECULAR DEVICES CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             Delaware                                          94-2914362
  (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


                               1311 Orleans Drive
                           Sunnyvale, California 94089
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (408) 747-1700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES    X         NO
                            -----           -----

   As of August 9, 1996 8,908,560 shares of the Registrant's Common Stock were outstanding.

================================================================================

                          MOLECULAR DEVICES CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996
                                      INDEX

                                                                           PAGE
                                                                          NUMBER
PART I.      FINANCIAL INFORMATION

             ITEM 1. FINANCIAL STATEMENTS (unaudited)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     June 30, 1996 and December 31, 1995 .................  2

                     CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS
                     Three and Six Months Ended June 30, 1996 and 1995 ...  3

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1996 and 1995 .............  4

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                     STATEMENTS ..........................................  5

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS .................  7

PART II.     OTHER INFORMATION

             ITEM 1. LEGAL PROCEEDINGS ................................... 11

             ITEM 2. CHANGES IN SECURITIES ............................... 11

             ITEM 3. DEFAULTS ON SENIOR SECURITIES ....................... 11

             ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS ............................................. 11

             ITEM 5. OTHER INFORMATION ................................... 11

             ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................... 11

SIGNATURE ................................................................ 12

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                          MOLECULAR DEVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                                     DECEMBER 31,
                                                                              JUNE 30, 1996              1995
                                                                              -------------              ----
                                                                                (UNAUDITED)
ASSETS:
   Current assets:
     Cash and cash equivalents ........................................           $ 20,705              $ 20,379
     Accounts receivable, net .........................................              5,218                 3,987
     Inventories ......................................................              1,859                 1,393
     Deferred tax assets ..............................................              1,572                 1,161
     Other current assets .............................................                 75                   141
                                                                                  --------              --------
          Total current assets ........................................             29,429                27,061
   Equipment and leasehold improvements, net: .........................              1,478                 1,588
   Other assets: ......................................................                303                   151
                                                                                  --------              --------
                                                                                  $ 31,210              $ 28,800
                                                                                  ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
     Accounts payable .................................................           $  1,440              $    932
     Accrued liabilities ..............................................              3,457                 2,791
     Deferred revenue .................................................                487                   476
     Current obligations under credit arrangements ....................                 42                    76
     Promissory notes .................................................              1,500                  --
                                                                                  --------              --------
          Total current liabilities ...................................              6,926                 4,275

   Stockholders' equity:
     Preferred stock, no par value; 3,000,000 authorized;
        no shares outstanding .........................................               --                    --
     Common stock, $.001 par value; 30,000,000 shares
        authorized; 8,904,535 and 8,687,791 shares issued and
        outstanding at June 30, 1996 and December 31, 1995,
        respectively ..................................................                  9                     8
     Additional paid-in capital .......................................             36,910                35,159
     Accumulated deficit ..............................................            (12,149)              (10,100)
     Deferred compensation ............................................               (469)                 (537)
     Accumulated translation adjustment ...............................                (17)                   (5)
                                                                                  --------              --------
          Total stockholders' equity ..................................             24,284                24,525
                                                                                  --------              --------
                                                                                  $ 31,210              $ 28,800
                                                                                  ========              ========

       The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 THREE MONTHS                     SIX MONTHS ENDED
                                                                 ENDED JUNE 30,                       JUNE 30,
                                                             ----------------------             ---------------------
                                                             1996              1995             1996             1995
                                                             ----              ----             ----             ----
REVENUES:
     Product revenues ....................................  $  7,532         $  5,987         $ 13,537         $ 11,059
     Contract revenues ...................................       115              550              212            1,488
                                                            --------         --------         --------         --------
          Total revenues .................................     7,647            6,537           13,749           12,547
                                                            --------         --------         --------         --------

COST OF REVENUES:
     Cost of product revenues ............................     2,801            2,141            4,997            3,992
     Cost of contract revenues ...........................        58              470              105            1,246
                                                            --------         --------         --------         --------
          Total cost of revenues .........................     2,859            2,611            5,102            5,238
                                                            --------         --------         --------         --------
          Gross margin ...................................     4,788            3,926            8,647            7,309
                                                            --------         --------         --------         --------

OPERATING EXPENSES:
     Company-funded research and development .............     1,236              978            2,265            1,827
     Charge for acquired in-process research
        and development and acquisition related
        costs ............................................     4,637             --              4,637             --
     Selling, general and administrative .................     2,433            2,154            4,534            4,155
                                                            --------         --------         --------         --------
          Total operating expenses .......................     8,306            3,132           11,436            5,982
                                                            --------         --------         --------         --------
Income (loss) from operations ............................    (3,518)             794           (2,789)           1,327
Other income (expense), net ..............................       259               (9)             524              (42)
                                                            --------         --------         --------         --------
Income (loss) before income taxes ........................    (3,259)             785           (2,265)           1,285
Income tax benefit .......................................       116              295              216              482
                                                            --------         --------         --------         --------
NET INCOME (LOSS) ........................................  $ (3,143)        $  1,080         $ (2,049)        $  1,767
                                                            ========         ========         ========         ========
NET INCOME (LOSS) PER SHARE ..............................  $  (0.36)        $   0.15         $  (0.23)        $   0.24
                                                            ========         ========         ========         ========
SHARES USED IN COMPUTING NET INCOME
   (LOSS) PER SHARE ......................................     8,754            7,380            8,724            7,380
                                                            ========         ========         ========         ========

        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     --------------------------
                                                                                     1996                  1995
                                                                                     ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................................   $ (2,050)             $  1,767
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization .............................................        302                   268
     Loss on disposal of fixed assets ..........................................         32                  --
     Charge for acquired in-process research and development ...................      4,427                  --
     Amortization of deferred compensation .....................................         68                  --
     (Increase) decrease in assets:
          Accounts receivable ..................................................       (982)                  159
          Inventories ..........................................................       (206)                  (56)
          Deferred tax asset ...................................................       (412)                 (514)
          Other current assets .................................................         66                    40
     Increase (decrease) in liabilities:
          Accounts payable .....................................................        423                  (127)
          Accrued liabilities ..................................................         26                   163
          Deferred revenue .....................................................         11                    56
                                                                                   --------              --------
Net cash provided by operating activities ......................................      1,705                 1,756
                                                                                   --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ...........................................................       (219)                 (220)
Acquisition of NovelTech Systems, Inc., net of cash on hand ....................     (1,198)                 --
Other assets ...................................................................         (2)                   19
                                                                                   --------              --------
Net cash used in investing activities ..........................................     (1,419)                 (201)
                                                                                   --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit arrangements ..............................................        (34)                 (199)
Issuance of common stock, net ..................................................         85                     4
                                                                                   --------              --------
Net cash provided by (used in) financing activities ............................         51                  (195)
                                                                                   --------              --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH: .......................................        (11)                  (20)
                                                                                   --------              --------
Net increase in cash and cash equivalents ......................................        326                 1,340
Cash and cash equivalents at beginning of period ...............................     20,379                 2,201
                                                                                   --------              --------
Cash and cash equivalents at end of period .....................................   $ 20,705              $  3,541
                                                                                   ========              ========



        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF INTERIM PRESENTATION

   The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995.


   The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.


   Certain reclassifications have been made to the financial statements for the three and six month periods ended June 30, 1995 to conform with the 1996 presentation for those periods.


  NET INCOME (LOSS) PER SHARE

   Net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method).


NOTE 2. INVENTORIES

   Inventories consist of (in thousands):


                                           JUNE 30, 1996      DECEMBER 31, 1995
                                           -------------      -----------------
     Finished goods ...................       $  527               $  558
     Work in process ..................          673                  368
     Raw materials and subassemblies ..          659                  467
                                              ------               ------
                                              $1,859               $1,393
                                              ======               ======


NOTE 3. ACQUISITION OF NOVELTECH SYSTEMS, INC.

   On June 7, 1996 the Company acquired all of the outstanding stock of NovelTech Systems, Inc. ("NovelTech") for a cash payment at closing of $1,500,000, issuance of two promissory notes valued at $750,000 each and issuance of 146,342 shares of the Company's common stock valued at $1,482,444 as of the closing date. The promissory notes are due and payable on the later of January 2, 1997 or upon completion of "Technology Transfer". In the event that payment is not made on the defined payment date, interest will commence to accrue from the payment date on the unpaid principal balance at an annual rate of 2% above prime rate charged by the United States major commercial banks in effect at that time.

   The acquisition was accounted for as a purchase and the total purchase price of 4,692,391, including $209,947 of acquisition related costs, was allocated based on an independent appraisal as follows:


     Excess of liabilities over tangible assets ........       $   (94,389)
     Acquired developed technology .....................           150,000
     Acquired in-process technology ....................         4,636,780
                                                               -----------
     Total purchase price ..............................       $ 4,692,391
                                                               ===========


   The purchase price allocation has resulted in a $4,636,780 charge to acquired in-process technology in the second quarter of 1996. This charge is not deductible for federal or state tax purposes. The acquired in-process technology represents the appraised value of technology in the development stage that had not yet reached economic and technological feasibility and does not have alternative future uses. In reaching this determination the company considered, among other factors, the stage of development of each product, the time and resources needed to complete each product, and expected income and associated risks. The results of NovelTech are consolidated from June 8, 1996.

   Pro forma consolidated results for the Company as if the acquisition had been consummated January 1, 1996 are as follows (in thousands except per share amounts):


                                       SIX MONTHS ENDED JUNE 30, 1996
                                       ------------------------------
     Revenue .................................     $14,502
     Net Income ..............................     $ 2,449
     Net Income per Share ....................     $  0.26


   The pro forma information does not purport to be indicative of the results that actually would have occurred had the acquisition been consummated January 1, 1996 or of results which may occur in the future. In accordance with SEC Regulation S-X, Rule 11-02(b)(5), nonrecurring charges, such as the charge for acquired in-process technology resulting from the acquisition, are not reflected in the pro forma financial summary.


NOTE 4. INCOME TAXES

   Income tax  benefits  of  $116,000,  $295,000,  $216,000  and  $482,000  were recorded for the three and six month periods ended June 30, 1996 and June 30, 1995, respectively. The benefit provisions result primarily from the reduction of the valuation allowance on net deferred tax assets due to anticipated pretax income for 1997 and 1996, respectively. Based upon the results of operations over the last several years, the Company believes that it is more likely than not it will be able to utilize these benefits.

                        MOLECULAR DEVICES CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section. Reference is also made to the factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.


   The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I--Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's 1995 Annual Report to Stockholders. The results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.


OVERVIEW

   On June 7, 1996 the Company acquired all of the outstanding stock of NovelTech Systems, Inc. ("NovelTech"). The purchase price of approximately $4.7 million consisted of a cash payment at closing of $1.5 million, issuance of two promissory notes valued at $750,000 each, issuance of 146,342 shares of the Company's common stock valued at approximately $1.48 million, and acquisition related costs of $210,000.

   The second quarter of 1996 included a $4.6 million one-time charge for acquired in-process technology related to the acquisition of NovelTech. See "Charge for acquired in-process research and development" below.


RESULTS OF OPERATIONS--THREE AND SIX MONTHS ENDED JUNE 30, 1996.

   PRODUCT REVENUES. Product revenues for the second quarter of 1996 increased 26% to approximately $7.5 million from approximately $6.0 million in the second quarter of 1995. The MAXline and Cytosensor product families showed increased levels of revenue. MAXline product revenues increased primarily due to sales of SPECTRAmax products and increased penetration of MAXline products into the international distribution channels. Cytosensor product revenues increased due to increased penetration into the international distribution channels and as a result of the Company's Academic Grant Placement Program. Threshold product family revenues decreased primarily due to lower shipments to the U.S. Army and decreased revenues from the sale of Threshold products internationally.

   Product revenues for the first six months of 1996 increased 22% to approximately $13.5 million from approximately $11.1 million in the same period of 1995. The MAXline and Cytosensor product families showed increased levels of revenue. MAXline product revenues increased primarily due to sales of SPECTRAmax products and increased penetration of MAXline products into the international distribution channels. Cytosensor product revenues increased due to increased penetration into the international distribution channels and as a result of the Company's Academic Grant Placement Program. Threshold product family revenues decreased primarily due to lower shipments to the U.S. Army and decreased revenues from the sale of Threshold products internationally

   CONTRACT REVENUES. Contract revenues for the second quarter of 1996 decreased by 79% to approximately $115,000 from approximately $550,000 in the second quarter of 1995. Contract revenues for the first six months of 1996 decreased by 86% to approximately $212,000 from approximately $1.5 million in the same period of 1995. The reduction in contract revenues for both periods is due primarily to the substantial completion of the Company's ARPA contract in late 1995.

   GROSS MARGIN ON PRODUCT REVENUES. The gross margin on product revenues declined to 62.8% in the second quarter of 1996 from 64.2% in the second quarter of 1995 due primarily to increased shipments to lower margin international and domestic distributors. The gross margin on product revenues declined to 63.1% in the first six months of 1996 from 63.9% in the same period of 1995 due primarily to increased shipments to lower margin international and domestic distributors.

   COST OF CONTRACT REVENUES. The cost of contract revenues for the second quarter of 1996 decreased by 88% to approximately $58,000 from approximately $470,000 for the second quarter of 1995. The cost of contract revenues for the first six months of 1996 decreased by 92% to approximately $105,000 from approximately $1.2 million in the same period of 1995. The reduction in cost of contract revenues for both periods is in line with the corresponding reduction in Contract revenues.

   COMPANY-FUNDED RESEARCH AND DEVELOPMENT. Company-funded research and development expenses for the second quarter of 1996 increased by 26% to approximately $1.2 million (16.4% of total product revenues) from $978,000 (16.3% of total product revenues) for the second quarter of 1995. Company-funded research and development expenses for the first six months of 1996 increased by 24% to approximately $2.3 million (16.7% of total product revenues) from $1.8 million (16.5% of total product revenues) for the same period of 1995. The increased spending for both periods was due to the continued buildup of research and development capabilities focused on commercial projects independent of government-funded research projects.

   CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. The Company recorded a one-time charge of approximately $4.6 million during the second quarter of 1996 due to the write-off of acquired in-process research and development related to the Company's acquisition of NovelTech Systems, Inc. on June 7, 1996. The acquired in-process technology represents the appraised value of technology in the development stage that had not yet reached economic and technological feasibility and does not have alternative future uses. The Company determined this amount to be in-process research and development and recorded the charge based on, among other factors, the stage of development of each product acquired, the time and resources needed to complete product development, expected income and associated risks. A total of $150,000 of the purchase price was capitalized as research and development and is being amortized over two years, the estimated useful life of the acquired technology. See Note 3 of "Notes to Condensed Consolidated Financial Statements" included in Part I--Item 1.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the second quarter of 1996 increased by 13% to approximately $2.4 million (32.2% of total product revenues) from $2.2 million (36% of total product revenues) for the second quarter of 1995. Selling, general and administrative expenses for the first six months of 1996 increased by 9.1% to approximately $4.5 million (33.5% of total product revenues) from $4.2 million (37.6% of total product revenues) for the same period of 1995. The increased spending for both periods is primarily the result of additional spending on marketing and sales related activities as the Company continues to expand market coverage.

   OTHER INCOME (EXPENSE), NET. Net other income for the second quarter of 1996 was approximately $259,000 as compared to net other expenses of $9,000 for the second quarter of 1995. Net other income for the first six months of 1996 was approximately $524,000 as compared to net other expense of approximately $42,000 for the same period of 1995. The increased other income for both periods relates primarily to interest income earned on the proceeds of the Company's initial public offering completed in December 1995. In addition, interest expense decreased as the proceeds of the offering were used to repay certain interest-bearing debt instruments in December 1995.

   PROVISIONS FOR TAXES. Income tax benefits of $116,000, $295,000, $216,000 and $482,000 were recorded for the three and six month periods ended June 30, 1996 and June 30, 1995, respectively, relating primarily to a reduced valuation allowance on the Company's net deferred tax assets. The income tax benefits have the effect of increasing earnings for both periods.

LIQUIDITY AND CAPITAL RESOURCES

   The Company had cash and cash equivalents of $20.7 million at June 30, 1996. In addition, the Company generated $1.7 million and $51,000 from operating and financing activities, respectively, in the first six months of fiscal 1996 as offset by $ 1.4 million used in investing activities related primarily to the acquisition of NovelTech and approximately $219,000 of capital spending.

   The Company believes that its existing capital resources and cash expected to be generated from future operations will be sufficient to fund its operations and anticipated capital expenditures through at least 1997. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the resources the Company devotes to developing, manufacturing and marketing its products, the extent to which the Company's products generate market acceptance and demand and other factors. As such, there can be no assurances that the Company will not require additional financing within this time frame and, therefore, the Company may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.


FACTORS THAT MAY AFFECT FUTURE RESULTS

   The Company's business, financial condition and results of operations are subject to various risk factors, including those described below and elsewhere in this report.

        o UNCERTAINTY OF FUTURE OPERATING RESULTS. Future operating results will depend on many factors, including demand for the Company's products, the levels and timing of government and private sector funding of life sciences research activities, the timing of the introduction of new products by the Company or by competing companies, the integration of acquired products and technology into manufacturing and distribution processes, the Company's ability to control costs and its ability to attract and retain highly qualified personnel. Furthermore, the Company's gross margins can be significantly affected by many factors, including shifts in product mix, the mix of direct sales as compared with sales through distributors, competitive price pressures or quarterly fluctuations in sales levels relative to fixed costs.

        o FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; LACK OF BACKLOG. The Company manufactures its products to forecast rather than to outstanding orders, and products typically have been shipped within 30 to 60 days of purchase order receipt. As a result, the Company does not have substantial backlog, and the amount of backlog at any particular date is generally not indicative of its future level of sales. The Company's manufacturing procedures may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts. The Company's expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, the Company may not be able to adjust operating expenses sufficiently quickly to compensate for the shortfall, and the Company's results of operations may be materially adversely affected. Many of the Company's products are subject to long customer procurement processes. Accordingly, the timing of capital equipment purchases by customers is expected to be uneven and difficult to predict. In addition, a significant portion of the Company's revenues is typically derived from sales of a small number of relatively high-priced systems, and sales of such products may increase as a percentage of revenue in the future. Delays in receipt of anticipated orders of such products could lead to substantial variability from quarter to quarter. In addition, the Company has historically made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in the shipment of products at the end of a quarter could have a material adverse effect on results of operations for that quarter. The Company typically experiences a decrease in the level of sales in the first calendar quarter as compared to the fourth quarter of the preceding year because of budgetary and capital equipment purchasing patterns in the life sciences industry. In 1995, the Company also experienced a decrease in product revenues in the third quarter compared to the second quarter, related to seasonality primarily associated with lower European and academic sales during the summer months. The Company expects the third quarter seasonality trend to continue in future years as the Company increases its efforts to penetrate international markets. Operating results in any period should not be considered indicative of the results to be expected for any future period.


        o DEPENDENCY ON NEW PRODUCTS; RAPID TECHNOLOGICAL CHANGE. The life sciences instrumentation market is characterized by rapid technological change and frequent new product introductions.

     The Company's future success will depend on its ability to enhance its current products and to develop and introduce, on a timely basis, new products that address the evolving needs of its customers.

        o OTHER FACTORS. The Company's business is affected by other factors, including: (i) the possibility that the introduction or announcement of new products would render existing products obsolete or result in a delay or decrease in purchase orders for existing products; (ii) the extent to which and the timing in which the Company's products achieve market acceptance;
     (iii) the capital spending policies of the Company's customers (which depend on various factors, including the resources available to such customers, the spending priorities among various types of research equipment and the policies regarding capital expenditures during recessionary periods), including those policies of universities, government research laboratories and other institutions whose funding is dependent on grants from government agencies; (iv) competition; (v) the Company's ability to obtain and maintain patent and other intellectual property protection for its products and technology; (vi) the Company's ability to obtain in a timely manner certain components used in its products which are currently obtained from single sources; (vii) compliance with governmental regulations, including those promulgated by the United States Food and Drug Administration and similar state and foreign agencies; and (viii) the extent of the Company's sales outside the United States, which involve certain specific risks, including risks related to currency fluctuations, imposition of government controls, export license requirements, restrictions on export of critical technology, political and economic instability or conflicts, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations and international distributor relationships, and general economic conditions.

                        MOLECULAR DEVICES CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   The Company is not currently a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES

   None.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

   Matters  presented and the voting of stockholders were as follows:

   (a) Election of directors for the ensuing year

       For: 6,401,663       Against: 5,233   Abstain: 0

   (b) Ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996

       For: 6,389,696       Against: 0       Abstain: 17,200

ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

       None.

   (b) REPORTS ON FORM 8-K

      A Report on Form 8-K dated June 7, 1996 was filed on June 21, 1996. An amended Report on Form 8-K dated June 7, 1996 was filed on August 13, 1996.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MOLECULAR DEVICES CORPORATION

                             By: Andrew Galligan
                                 -----------------------------------------------
                             Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)


                              Date: August 14, 1996