Form 10-Q
period 1996-09-30
MOLECULAR DEVICES CORP
filed 1996-11-13
CIK 1003113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES  X  NO
                                       ---   ---

As of November 7, 1996, 8,963,191 shares of the Registrant's Common Stock were outstanding.


                          MOLECULAR DEVICES CORPORATION

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX


PART I. FINANCIAL INFORMATION                                              PAGE NUMBER

        ITEM 1. FINANCIAL STATEMENTS (unaudited)

                CONDENSED CONSOLIDATED BALANCE SHEETS
                September 30, 1996 and December 31, 1995.....................    2

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Nine Months Ended September 30, 1996 and 1995......    3

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine Months Ended September 30, 1996 and 1995................    4

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.........    5

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS..........................    7



PART II. OTHER INFORMATION


        ITEM 1. LEGAL PROCEEDINGS ...........................................   11

        ITEM 2. CHANGES IN SECURITIES .......................................   11

        ITEM 3. DEFAULTS ON SENIOR SECURITIES................................   11

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   11

        ITEM 5. OTHER INFORMATION............................................   11

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................   11

SIGNATURE....................................................................   12

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                          MOLECULAR DEVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                  September 30, 1996      December 31, 1995
                                                                  --------------------   -------------------
ASSETS:                                                               (unaudited)
 Current assets:
  Cash and cash equivalents                                       $ 21,832                    $ 20,379
  Accounts receivable, net                                           6,050                       3,987
  Inventories                                                        2,061                       1,393
  Deferred tax assets                                                1,983                       1,161
  Other current assets                                                  64                         141
                                                                 ---------                   ---------

     Total current assets                                           31,990                      27,061

  Equipment and leasehold improvements, net                          1,578                       1,588
  Other assets                                                         267                         151
                                                                 ---------                   ---------

                                                                  $ 33,835                    $ 28,800
                                                                 =========                   =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
  Accounts payable                                                $  1,928                   $     932
  Accrued liabilities                                                3,807                       2,791
  Deferred revenue                                                     466                         476
  Current obligations under credit arrangements                         29                          76
  Current Obligations under Promissory Notes                         1,500                          --
                                                                 ---------                   ---------

     Total current liabilities                                       7,730                       4,275

 Stockholders' equity:
  Preferred stock, no par value; 3,000,000
   authorized; no shares outstanding                                    --                          --
  Common stock, $.001 par value; 30,000,000
   shares authorized; 8,915,289 and 8,687,791
   shares issued and outstanding at  September 30,
   1996 and December 31, 1995,  respectively                             9                           8
  Additional paid-in-capital                                        36,936                      35,159
  Accumulated deficit                                              (10,392)                    (10,100)
  Deferred compensation                                               (435)                       (537)
  Accumulated translation adjustment                                   (13)                         (5)
                                                                 ---------                    ---------

     Total stockholders' equity                                     26,105                      24,525
                                                                 ---------                    --------

                                                                  $ 33,835                    $ 28,800
                                                                 =========                    ========

        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                       Three Months Ended                   Nine Months Ended
                                                                          September 30,                        September 30,
                                                                  ------------------------------       -----------------------------

                                                                        1996             1995                1996             1995
                                                                    ----------       ----------          ----------       ----------

REVENUES:
    Product revenues                                                  $   8,116        $  5,731            $ 21,652         $ 16,790
    Contract revenues                                                       101             635                 313            2,123
                                                                    -------------    ------------        ------------     ----------
      Total revenues                                                      8,217           6,366              21,965           18,913
                                                                    -------------    ------------        -------------    ----------


COST OF REVENUES:
    Cost of product revenues                                              3,119           2,140               8,116            6,132
    Cost of contract revenues                                                56             479                 160            1,725
                                                                    -------------    ------------        -------------    ----------
      Total cost of revenues                                              3,175           2,619               8,276            7,857
                                                                    -------------    ------------        -------------    ----------


    Gross margin                                                          5,042           3,747              13,689           11,056
                                                                    -------------    ------------        -------------    ----------

OPERATING EXPENSES:
    Company-funded research and development                               1,182             934               3,447            2,761
    Charge for acquired in-process research and
      development and acquisition related costs                              --              --               4,637               --
    Selling, general and administrative                                   2,541           2,163               7,076            6,318
                                                                    -------------    ------------        -------------    ----------

      Total operating expenses                                            3,723           3,097              15,160            9,079
                                                                    -------------    ------------        -------------    ----------

Income (loss)  from operations                                            1,319             650             (1,471)            1,977
Other income (expense), net                                                 261             (9)                 785             (51)
                                                                    -------------    ------------        -------------    ----------

Income (loss)  before income taxes                                        1,580             641               (686)            1,926
Income tax benefit                                                          178             241                 394              723
                                                                    -------------    ------------        -------------    ----------


NET INCOME (LOSS)                                                      $  1,758        $    882           $   (292)         $  2,649
                                                                    =============    ============        =============    ==========

NET INCOME (LOSS) PER SHARE                                            $   0.18        $   0.12           $  (0.03)         $   0.35
                                                                    =============    ============        =============    ==========


SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE
                                                                          9,512           7,416               8,786            7,485
                                                                    =============    ============        =============    ==========

        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)
                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                             ------------------------------

                                                                                   1996             1995
                                                                             --------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $   (292)         $  2,649
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                     436              461
    Loss on disposal of fixed assets                                                   40               --
    Charge for acquired in-process research and development                         4,425               --
    Amortization of deferred compensation                                             102               --
      (Increase) decrease in assets:
        Accounts receivable                                                       (1,814)              101
        Inventories                                                                 (408)               94
        Deferred tax asset                                                          (822)            (770)
        Other current assets                                                           77               91
    Increase (decrease) in liabilities:
        Accounts payable                                                              911            (134)
        Accrued liabilities                                                           375              628
        Deferred revenue                                                             (10)               95
                                                                             -------------    -------------

Net cash provided by operating activities                                           3,020            3,215
                                                                             -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                (459)            (262)
Acquisition of NovelTech Systems Inc., net of cash on hand                        (1,198)               --
Other assets                                                                           34               20
                                                                             -------------    -------------

Net cash used in investing activities                                             (1,623)            (242)
                                                                             -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit arrangements                                                    (47)            (509)
Issuance of common stock, net                                                         111               61
                                                                             -------------    -------------

Net cash provided by (used in) financing activities                                    64            (448)
                                                                             -------------    -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH:                                              (8)             (21)
                                                                             -------------    -------------

Net increase in cash and cash equivalents                                           1,453            2,504
Cash and cash equivalents at beginning of period                                   20,379            2,201
                                                                             -------------    -------------

Cash and cash equivalents at end of period                                      $  21,832        $   4,705
                                                                             =============    =============

The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1.  Summary of Significant Accounting Policies

Basis of interim presentations

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

Certain reclassifications have been made to the financial statements for the three and nine month periods ended September 30, 1995, to conform with the 1996 presentation for those periods.

Net Income (Loss) Per Share

Net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method).

Note 2.  Inventories


Inventories consist of (in thousands):

                                        September 30, 1996              December 31, 1995
                                       -------------------             ------------------

Finished goods                                 $       910                      $     558
Work in process                                        209                            368
Raw materials and subassemblies                        942                            467
                                             --------------                  -------------
                                                $    2,061                      $   1,393
                                             ==============                  =============

Note 3. Acquisitions of NovelTech Systems, Inc.

On June 7, 1996, the Company acquired all of the outstanding stock of NovelTech Systems, Inc. ("NovelTech") for a cash payment at closing of $1,500,000, issuance of two promissory notes valued at $750,000 each and issuance of 146,342 shares of the Company's common stock valued at $1,482,444 as of the closing date. The promissory notes are due and payable on the later of January 2, 1997, or upon completion of "Technology Transfer." In the event that payment is not made on the defined payment date, interest will commence to accrue from the payment date on the unpaid principal balance at an annual rate of 2% above prime rate charged by the United States major commercial banks in effect at that time.

The acquisition was accounted for as a purchase and the total purchase price of $4,692,391, including $209,947 of acquisition related costs, was allocated based on an independent appraisal as follows:

Excess of liabilities over tangible assets                                    $   (94,389)
Acquired developed technology                                                      150,000
Acquired in-process technology and acquisition related costs                     4,636,780
                                                                           ================
  Total purchase price                                                        $  4,692,391
                                                                           ================

The purchase price allocation has resulted in a $4,636,780 charge to acquired in-process technology and acquisition related costs in the second quarter of 1996. This charge is not deductible for federal or state tax purposes. The acquired in-process technology represents the appraised value of technology in the development stage that had not yet reached technological feasibility and does not have alternative future uses. In reaching this determination the company considered, among other factors, the stage of development of each product, the time and resources needed to complete each product, and expected income and associated risks. The results of NovelTech are consolidated from June 8, 1996.

Pro forma consolidated results for the Company as if the acquisition had been consummated January 1, 1996, are as follows (in thousands except per share amounts):

                                            Nine Months Ended
                                            September 30, 1996
                                         -----------------------

Revenue                                          $ 22,718
Net Income                                       $  4,207
Net Income Per Share                             $   0.44

The pro forma information does not purport to be indicative of the results that actually would have accrued had the acquisition been consummated January 1, 1996 or of results which may occur in the future. In accordance with SEC Regulation S-X, Rule 11-02(b) (5), nonrecurring charges, such as the charge for acquired in-process technology and acquisition related costs resulting from the acquisition, are not reflected in the pro forma financial summary.

Note 4. Income Taxes

Income tax benefits of $178,000, $241,000, $394,000 and $723,000 were recorded for the three and nine month periods ended September 30, 1996, and September 30, 1995, respectively. The benefit provisions result primarily from the reduction of the valuation allowance on net deferred tax assets due to anticipated pretax income for 1997 and 1996, respectively. Based upon the results of operations over the last several years, the Company believes that it is more likely than not it will be able to utilize these benefits.

                          MOLECULAR DEVICES CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as those identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 27, 1996.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's 1995 Annual Report to Stockholders. The results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

Overview

On June 7, 1996, the Company acquired all of the outstanding stock of NovelTech Systems, Inc. ("NovelTech"). The purchase price of approximately $4.7 million consisted of a cash payment at closing of $1.5 million, issuance of two promissory notes valued at $750,000 each, issuance of 146,342 shares of the Company's common stock valued at approximately $1.48 million, and acquisition related costs of $210,000.

The second quarter of 1996 included a $4.6 million one-time charge for acquired in-process technology related to the acquisition of NovelTech. See "Charge for Acquired In-Process Research and Development" below.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996.

PRODUCT REVENUES. Product revenues for the third quarter of 1996 increased 42% to approximately $8.1 million from approximately $5.7 million in the third quarter of 1995. The MAXline and Cell Analysis product families showed increased levels of revenue. MAXline product revenues increased primarily due to greater sales of SPECTRAmax products worldwide. Cell Analysis product revenues increased due to the introduction of new products and increased international instrument shipments. Threshold product family revenues decreased primarily due to lower shipments to the U.S. Army and decreased revenues from the sale of Threshold products worldwide.

Product revenues for the first nine months of 1996 increased 29% to approximately $21.7 million from approximately $16.8 million in the same period of 1995. The MAXline and Cell Analysis product families showed increased levels of revenue. MAXline product revenues increased primarily due to sales of SPECTRAmax products worldwide and increased penetration of all MAXline products into the international distribution channels. Cell Analysis product revenues increased due to the introduction of new products and increased international instrument shipments. Threshold product family revenues decreased primarily due to lower shipments to the U.S. Army and decreased revenues from the sale of threshold worldwide.

CONTRACT REVENUES. Contract revenues for the third quarter of 1996 decreased 84% to approximately $101,000 from approximately $635,000 in the third quarter of 1995. Contract revenues for the first nine months of 1996 decreased 85% to approximately $313,000 from approximately $2.1 million in the same period of 1995. The reduction in the contract revenue for both periods is due primarily to the substantial completion of the Company's ARPA contract in late 1995.

GROSS MARGIN ON PRODUCT REVENUE. The gross margin on product revenues decreased to 61.6% in the third quarter of 1996 from 62.7% in the third quarter of 1995 due primarily to the introduction of new lower margin Cell Analysis products. In addition, the margin was negatively impacted by decreased threshold product shipments which were largely offset by increased volume sales of existing higher margin Cell Analysis products.

The gross margin on product revenues declined to 62.5% in the first nine months of 1996 from 63.5% in the same period of 1995 due to the introduction of new lower margin Cell Analysis products and decreased Threshold product shipments. These decreases were partially offset by margin growth resulting from increased volume sales of existing higher margin Cell Analysis products.

COST OF CONTRACT REVENUES. The cost of contract revenues for the third quarter of 1996 decreased 88% to approximately $56,000 from approximately $479,000 for the third quarter of 1995. The cost of contract revenues for the first nine months of 1996 decreased 91% to approximately $160,000 from approximately $1.7 million in the same period of 1995. The reduction in cost of contract revenues for both periods is in line with the corresponding reduction in contract revenues.

COMPANY-FUNDED RESEARCH AND DEVELOPMENT. Company-funded research and development expenses for the third quarter of 1996 increased 27% to approximately $1.2 million (14.6% of total product revenues) from approximately $934,000 (16.3% of total product revenues) for the third quarter of 1995. Company-funded research and development expenses for the first nine months of 1996 increased 25% to approximately $3.4 million (15.9% of total product revenues) from approximately $2.8 million (16.4% of total product revenues) for the same period of 1995. The increased spending for both periods was due to the continued buildup of research and development projects focused on commercial products independent of government-funded research projects.

CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. The Company recorded a charge of approximately $4.6 million during the second quarter of 1996 due to the write-off of acquired in-process research and development and acquisition related costs related to the Company's acquisition of NovelTech Systems, Inc. on June 7, 1996. The acquired in-process technology represents the appraised value of technology in the development stage that had not yet reached economic and technological feasibility and does not have alternative future uses. The Company determined this amount to be in-process research and development and recorded the charge based on, among other factors, the stage of development of each product acquired, the time and resources needed to complete product development, expected income and associated risks. A total of $150,000 of the purchase price was capitalized as completed research and development and is being amortized over two years, the estimated useful life of the acquired technology. See Note 3 of "Notes to Condensed Consolidated Financial Statements" included in Part I-Item 1.

SELLING,  GENERAL  AND  ADMINISTRATIVE.   Selling,  general  and  administrative
expenses for the third quarter of 1996 increased 17% to approximately $2.5 million (31.3% of total product revenues) from approximately $2.2 million (37.7% of total product revenues) for the third quarter of 1995. Selling, general and administrative expenses for the first nine months of 1996 increased 12% to approximately $7.1 million (32.7% of total product revenues) from $6.3 million (37.6% of total product revenues) for the same period of 1995. The increased spending for both periods is primarily the result of additional spending on marketing and sales related activities as the Company continued to expand market coverage.

OTHER INCOME (EXPENSE), NET. Net other income for the third quarter of 1996 was approximately $261,000 as compared to net other expenses of $9,000 for the third quarter of 1995. Net other income for the first nine months of 1996 was approximately $785,000 as compared to net other expense of approximately $51,000 for the same period of 1995. The increased other income for both periods relates primarily to interest income earned on the proceeds of the Company's initial public offering completed in December 1995. In addition, interest expense decreased as the proceeds of the offering were used to repay certain interest-bearing debt instruments in December 1995.

PROVISION FOR TAXES. Income tax benefits of $178,000, $241,000, $394,000 and $723,000 were recorded for the three and nine month periods ended September 30, 1996, and September 30, 1995, respectively, relating primarily to a reduced valuation allowance on the Company's net deferred tax assets. The income tax benefits have the effect of increasing earnings for both periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash  equivalents  of $21.8  million at  September  30,
1996. The Company generated $3.0 million and $64,000 from operating and financing activities, respectively, in the first nine months of fiscal 1996 which were offset by $1.6 million used in investing activities related primarily the acquisition of NovelTech and approximately $459,000 of capital spending.

The Company believes that its existing capital resources and cash expected to be generated from future operations will be sufficient to fund its operations and anticipated capital expenditures through at least 1997. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the resources the Company devotes to developing, manufacturing and marketing its products, the extent to which the Company's products generate market acceptance and demand, potential acquisition opportunities that may arise and other factors. As such, there can be no assurances that the Company will not require additional financing within this time frame and, therefore, the Company may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     o FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; LACK OF BACKLOG. The Company manufactures its products to forecast rather than to outstanding orders, and products are typically shipped within 30 to 90 days of purchase order receipt. As a result, the Company does not believe the amount of backlog at any particular date is indicative of its future level of sales. The Company's manufacturing procedures may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts. The Company's expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, the Company may not be able to adjust operating expenses sufficiently quickly to compensate for the shortfall, and the Company's results of operations may be materially adversely affected. Many of the Company's products are subject to long customer procurement processes. Accordingly, the timing of capital equipment purchases by customers is expected to be uneven and difficult to predict. In addition, a significant portion of the Company's revenues is typically derived from sales of a small number of relatively high-priced systems, and sales of such products may increase as a percentage of revenue in the future. Delays in receipt of anticipated orders of such products could lead to substantial variability from quarter to quarter. In addition, the Company has historically made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in the shipment of products at the end of a quarter could have a material adverse effect on results of operations for that quarter. The Company typically experiences a decrease in the level of sales in the first calendar quarter as compared to the fourth quarter of the preceding year because of budgetary and capital equipment purchasing patterns in the life sciences industry. In 1995, the Company also experienced a decrease in product revenues in the third quarter compared to the second quarter, related to seasonality primarily associated with lower European and academic sales during the summer months. The Company's product revenues increased in the third quarter of 1996 compared to the second quarter of 1996 primarily due to the introduction of new Cell Analysis products. The Company, however, expects the third quarter seasonality trend to continue in future years as the Company increases its efforts to penetrate international markets. Operating results in any period should not be considered indicative of the results to be expected for any future period.

     o DEPENDENCY ON NEW PRODUCTS; RAPID TECHNOLOGICAL CHANGE. The life sciences instrumentation market is characterized by rapid technological change and frequent new product introductions. The Company's future success will depend on its ability to enhance its current products and to develop and introduce, on a timely basis, new products that address the evolving needs of its customers.

     o OTHER FACTORS. The Company's business is affected by other factors, including: (i) the possibility that the introduction or announcement of new products would render existing products obsolete or result in a delay or decrease in purchase orders for existing products; (ii) the extent to which and the timing in which the Company's products achieve market acceptance; (iii) the capital spending policies of the Company's customers (which depend on various factors, including the resources available to such customers, the spending priorities among various types of research equipment and the policies regarding capital expenditures during recessionary periods), including those policies of universities, government research laboratories and other institutions whose funding is dependent on grants from government agencies; (iv) competition; (v) the Company's ability to obtain and maintain patent and other intellectual property protection for its products and technology; (vi) the Company's ability to obtain in a timely manner certain components used in its products which are currently obtained from single sources; (vii) compliance with governmental regulations, including those promulgated by the United States Food and Drug Administration and similar state and foreign agencies; and (viii) the extent of the Company's sales outside the Untied States, which involve certain specific risks, including risks related to currency fluctuations, imposition of government controls, export license requirements, restrictions on export of critical technology, political and economic instability or conflicts, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations and international distributor relationships and general economic conditions.

                          MOLECULAR DEVICES CORPORATION


PART II.      OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.


ITEM 2.       CHANGES IN SECURITIES

None.


ITEM 3.       DEFAULTS ON SENIOR SECURITIES

None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.       OTHER INFORMATION

None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  EXHIBITS

                     None

              (b)  REPORTS ON FORM 8-K

                   A Report on Form 8-K dated June 7, 1996 was filed on June 21, 1996. An amended Report on Form 8-K dated June 7, 1996, was filed on August 13, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MOLECULAR DEVICES CORPORATION


                             By:  Andrew Galligan
                             ---------------------------------------------------
                             Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

                             Date:  November 13, 1996