Form 10-K405
period 1996-12-31
MOLECULAR DEVICES CORP
filed 1997-03-27
CIK 1003113

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    Form 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED].


For the transition period from_____________________ to_________________________

Commission file number 0-27316

                          Molecular Devices Corporation
             (Exact name of Registrant as specified in its charter)

           Delaware                                       94-2914362
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification Number)

                               1311 Orleans Drive
                           Sunnyvale, California 94089
          (Address of principal executive offices, including zip code)
                                 (408) 747-1700
              (Registrant's telephone number, including area code)

               Securities registered pursuant to Section 12(b) of
                 the Act: None Securities registered pursuant to
                            Section 12(g) of the Act:

                          COMMON STOCK, $.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1997, based upon the last sale price reported for such date on the Nasdaq National Market, was $126,533,736.

The number of outstanding shares of the Registrant's Common Stock as of March 20, 1997 was 9,038,124.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K Report.


TABLE OF CONTENTS
--------------------------------------------------------------------------------------------------------------------
Molecular Devices Corporation
PART I                     Item  1.         Business..........................................................     3
                                                              The Company.....................................     3
                                                              Industry Background.............................     3
                                                              The Molecular Devices Solution..................     4
                                                              Business Strategy ..............................     4
                                                              Core Technologies ..............................     5
                                                              Products........................................     8
                                                              Business Risks..................................    13
                                                              Research and Development........................    14
                                                              Marketing and Customers.........................    15
                                                              Manufacturing...................................    16
                                                              Patents and Proprietary Technologies............    16
                                                              Competition.....................................    17
                                                              Government Regulations..........................    18
                                                              Human Resources.................................    19
                           Item  2.         Properties........................................................    19
                           Item  3.         Legal Proceedings.................................................    19
                           Item  4.         Submission of Matters to a Vote of Security Holders...............    19

--------------------------------------------------------------------------------------------------------------------

PART II                    Item  5.         Market for the Registrant's Common Equity and
                                            Related Stockholder Matters.......................................    20
                           Item  6.         Selected Consolidated Financial Data..............................    20
                           Item  7.         Management's Discussion and Analysis of
                                            Financial Condition and Results of Operations.....................    21
                           Item  8.         Financial Statements and Supplementary Data.......................    24
                           Item  9.         Changes in and Disagreements with Accountants
                                            on Accounting and Financial Disclosure............................    24

--------------------------------------------------------------------------------------------------------------------

PART III                   Item 10.         Directors and Executive Officers of the Registrant................    25
                           Item 11.         Executive Compensation............................................    25
                           Item 12.         Security Ownership of Certain Beneficial Owners
                                            and Management....................................................    25
                           Item 13.         Certain Relationships and Related Transactions....................    25

--------------------------------------------------------------------------------------------------------------------

PART IV                    Item 14.         Exhibits, Financial Statement Schedules and
                                            Reports on Form 8-K...............................................    26
                                                              (a)  Documents Filed with Report
                                                              (b)  Reports on Form 8-K
                                                              (c)  Exhibits
                                                              (d)  Financial Statement Schedules

                                       2

                                     PART 1

--------------------------------------------------------------------------------

Item 1 - Business

The Company

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section under "Business Risks" as well as in the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

       Molecular Devices Corporation ("Molecular Devices" or the "Company") designs, develops, manufactures and markets proprietary, high performance, bioanalytical measurement systems, including consumables, designed to accelerate and improve the cost-effectiveness of the drug discovery and development process. The Company integrates its expertise in engineering, molecular and cell biology and chemistry to develop proprietary core technologies which it incorporates into its sophisticated bioanalytical systems, including MAXline Microplate Readers, Threshold System and Cell Analysis Systems1. The Company's innovative bioanalytical systems are designed to provide greater speed, sensitivity and reproducibility than traditional instruments or methods. As part of its strategy to provide complete customer solutions, the Company also offers a broad range of consumables, including ultraviolet-transparent microplates for certain of the MAXline Microplate Readers, assay kits for the Threshold System and disposable capsules for certain of the Cell Analysis System, as well as software upgrades, and service on a contract basis. The Company's systems have applications in many aspects of the therapeutic development process, from drug discovery and clinical development through manufacturing and quality control.

Industry Background

       During the past decade, significant advances in life sciences research and a growing complexity of the biological problems under investigation have highlighted the limitations of traditional approaches to drug discovery and development. These limitations, together with heightened competition in the biotechnology and pharmaceutical industries, have fueled the need for increasingly advanced bioanalytical tools that increase productivity and reduce product development time and costs. To date, traditional instruments and methods have not fully addressed the complexities of modern drug discovery. However, advances in biology, chemistry and engineering are providing the technologies necessary for the development of advanced bioanalytical tools.

       The research, development, manufacture and commercialization of biotechnology and pharmaceutical products involves a sequence of interrelated activities. In the research phase, scientists identify and characterize a candidate molecule that has potential therapeutic benefit. In preclinical development, relatively small, highly purified quantities of the lead compound are produced and the compound is tested in vitro and in animals. After establishing the therapeutic potential of the lead compound and receiving approval from the regulatory agencies, multi-phase clinical trials are conducted to establish the safety and efficacy of the potential product in humans. In addition, an approved manufacturing process to produce clinical quantities of the purified therapeutic must be established. If the drug receives regulatory approval, commercial-scale manufacturing capacity must be developed with the required quality control to ensure a commercial product of sufficient purity and consistent quality. The entire drug discovery and development process typically requires five to ten years to complete and can cost hundreds of millions of dollars.

       Industry sources estimate that approximately 50,000 research groups are engaged in life sciences research activities worldwide, including academic institutions, government laboratories and private foundations, as well as biotechnology,

------------------------
SPECTRAmax(TM), Vmax(R), SOFTmax(R), Threshold(R), Cytosensor(R), Cytosoft(R), Liveware(TM), FLIPR(TM), ROBOmax(TM) and Molecular Devices(R) are trademarks of the Company. This Form 10-K also includes trademarks of companies other than the Company.

pharmaceutical and chemical companies. The increased emphasis on reducing costs and optimizing resources in the life sciences is forcing these organizations to be more selective in the allocation of their research budgets by embracing new technologies which accelerate and improve the cost-effectiveness of the drug discovery and development process. As a result, research groups are increasingly relying on a variety of advanced techniques to develop novel therapeutics that address complex biological problems in fields such as oncology, virology, neurology and auto-immune diseases. Through combinatorial chemistry (the process of assembling chemical molecules to rapidly produce many ordered sequences of such molecules), scientists are creating large libraries of novel compound structures, thereby dramatically augmenting compound libraries historically limited to natural molecule sources, such as plant extracts or microbial fermentation broths. The worldwide effort to sequence the human genome is beginning to identify novel molecules that will likely become targets for new therapeutic products. Molecular biology continues to provide the capability to manipulate living systems through an enhanced understanding of the role played by DNA, proteins and RNA in cellular processes.

       The volume of new genetic discoveries arising out of these efforts, the need to analyze more subtle biological events and the enormous costs involved in the development process have increased the need for a selection process that effectively eliminates unpromising leads at an early stage of research. Traditional bioanalytical instruments and methods were not designed to rapidly analyze subtle biological events and process large volumes of complex data necessary to evaluate biological functions of genetic discoveries and to understand and quantify biological mechanisms and interactions.


The Molecular Devices Solution

       Molecular Devices designs, develops, manufactures and markets proprietary, high-performance, bioanalytical measurement systems, including consumables, designed to accelerate and improve the cost-effectiveness of the drug discovery and development process. The Company has integrated its expertise in engineering, molecular and cell biology and chemistry to couple silicon semiconductor technology with biological systems to measure subtle molecular and cellular events. The Company has also developed advanced optical technology that permits high-throughput, multisample detection of biochemical reactions, and object-oriented software applications that rapidly convert large amounts of complex data into meaningful information. The Company has incorporated these technologies into sophisticated yet easy-to-use bioanalytical tools that accurately measure, analyze, quantify and record large volumes of complex biological data. As a result of the Company's fully-integrated systems, researchers are able to address increasingly complex biological problems that could not previously be addressed fully by traditional technologies.

       The Company's current systems, including the MAXline Microplate Readers, Threshold System and Cell Analysis Systems, have applications in many aspects of the therapeutic development process, from drug discovery and clinical development through manufacturing and quality control. The Company is widely perceived as a leader in microplate technology and believes it was the first to introduce microplate readers that allowed high-throughput kinetic analysis and the direct quantitation of DNA, proteins, and RNA in a 96-well format. The Company believes that the Threshold System is the only commercially available, fully-integrated system with picogram level sensitivity that rapidly quantitates complex biological molecules, such as DNA, proteins and mRNA, with accuracy, precision and reproducibility. The Company also believes that the Cytosensor System, a Cell Analysis product, is the only single-assay system capable of measuring multiple cellular mechanisms in a real-time, noninvasive manner. The Fluorescent Imaging Plate Reader System ("FLIPR"), introduced in 1996 as a member of the Cell Analysis product family, is believed to be the first instrument of its kind which bridges the gap between high throughput and high sensitivity screening. As part of its goal of providing complete solutions for its customers, the Company offers a broad range of consumables, including easy-to-use, highly sensitive reagent kits and sophisticated software applications for use in its systems. The Company also provides service for all of its systems on a contract basis.

Business Strategy

       The Company's mission is (i) to identify attractive market opportunities for sophisticated bioanalytical systems arising out of the rapid and fundamental changes occurring in the life sciences industry, and (ii) to offer a portfolio of easy-to-use, value-added products and services based on enabling technologies in engineering and molecular and cell biology. The key elements of the Company's business strategy include the following:

       Enhance Core Technology Base. The Company has developed a number of proprietary core technologies in vertical beam photometry, limited depth of field fluorometry, object-oriented software, biosensors, chemical complexes and microphysiometry that it has incorporated into three commercialized product families. The Company has a portfolio of United States patents and patent applications and corresponding foreign patents and applications. The Company is dedicated to maintaining a leading technological position.

       Lead Through Innovation. The Company intends to continue leveraging its core technologies to develop and provide innovative solutions for the increasingly complex biological problems under investigation. For example, the Company developed the Cytosensor System in response to the need for a fast, reliable, single assay system to investigate multiple cellular functions in numerous cell types without destroying the cells. The Company will focus on developing novel bioanalytical systems which accelerate and improve the cost-effectiveness of the drug discovery and development process. This strategy also includes potential acquisition of technologies that are complimentary to our existing core technologies.

       Leverage Installed Customer Base and Reputation. The Company intends to leverage its installed base of over 8,600 units as well as its reputation for developing innovative bioanalytical systems of superior quality and reliability to build new markets for its products and to accelerate the adoption of new, more sophisticated technologies and products. The Company also intends to leverage its current product platforms by introducing enhancements to existing products that increase their functionality, speed and performance. The Company intends to continue to develop and market consumables, including easy-to-use, highly sensitive reagent kits and sophisticated software applications for use in their bioanalytical systems. Consumables enable the Company to deliver a complete solution to its customers and provide the Company with a recurring revenue stream.

       Expand Applications for Existing Products. The Company believes that its products and technologies have potential applications in a variety of settings, including environmental and clinical diagnostic settings, particularly in fields such as immunology, microbiology and oncology. For example, the Threshold System was selected by the U.S. Army as part of a mobile biological warfare detection unit. There are significant risks involved in developing and marketing new applications of the Company's products and there can be no assurance that the Company will be successful in expanding applications of its products.

       Implementation of the Company's strategy is subject to numerous risks and uncertainties. See "Business Risks."

Core Technologies

       The Company has established a multi-disciplinary approach to product development based on core competencies in advanced technologies including vertical beam photometry, limited depth-of-field fluorometry, object-oriented software, biosensors, chemical complexes and microphysiometry.

       Vertical Beam Photometry. The Company has a patented technology using vertical beam photometry, which has become the basis for the Company's entry into the high-throughput spectrophotometer market. This core technology incorporates flashlamp UV light sources, monochromator design, fiber optics, array optics and low-level signal detection.

       Limited depth-of-field fluorometry. The Company has an exclusive license to the patented technology used in FLIPR to capture fluorescence from live cells on the bottom of the microplate wells, and exclude most of that from the solution above the cells, so greatly increasing the measurement sensitivity.

       Object-Oriented Software. The Company develops software applications for instrument control of its bioanalysis systems and for data analysis. Applications are developed in-house by software engineers using object-oriented technology and an advanced porting technology that allows near simultaneous release on both Microsoft Windows and the Apple Macintosh OS platforms, as well as common interface, file formats and documentation. The Company's object-oriented software is a leader in its class for features and usability.

       Biosensor  Technology.  The Company's  Light  Addressable  Potentiometric
Sensor ("LAPS") technology is a detection system capable of measuring a wide variety of chemical reactions as they occur on the surface of a silicon based sensor. The LAPS technology is a key element in the Company's Threshold System and Cytosensor Systems.

       The sensor consists of a flat silicon semiconductor chip with a proprietary insulating layer. This insulating layer allows the sensor to be placed in contact with electrolyte solutions or biological samples. The silicon sensor measures at discrete test sites on the chip's surface reactions of chemistries such as ions, enzymes or living cells as they occur. The sensor works by converting a chemical reaction, such as a change in acidity (or "pH"), into an electronic signal using light from light-emitting diodes ("LEDs") focused against the back of the silicon chip, to create a photoelectric response.

       Molecular Devices believes that its LAPS technology offers a combination of speed, sensitivity and flexibility not available in other detection systems. The primary attributes of LAPS are (i) multiple detection sites can be fabricated on the surface of the silicon chip, permitting measurement of multiple samples on a single chip; (ii) responses are provided in real-time with reduced complexity, cost and error rate and at increased speeds because LAPS measures the biochemical reaction directly, rather than by linking the reaction to changes in color, fluorescence or radioactivity; (iii) the entire chip can be read in approximately one second and may be reused for numerous measurement cycles; and (iv) the small size and optical flatness of LAPS permits highly accurate measurements in volumes as low as 700 nanoliters.

       Chemical Complexes. Molecular Devices develops proprietary chemical reagents and application protocols for its consumables which, when used with the LAPS technology, help its customers rapidly and accurately quantitate biomolecules, such as DNA, proteins and mRNA. Chemical research, development and production is performed in-house in the areas of enzyme conjugation, purification, analytical methods, physical chemistry and organic chemistry. The Company has developed patented reagent kits for DNA detection as well as labeling of antibodies by using a proprietary chromophore (a chemical compound that, when attached to a molecule to be identified, produces a specific color upon detection of that molecule) and a general format Immuno-Ligand Assay (ILA) Kit with application-specific protocols to assure customers' success with new assays.

         Microphysiometry. The Company maintains a core expertise in cell and molecular biology, including cell and tissue culture facilities, that is applied toward research, development and product application activities. The Company's capabilities include molecular pharmacology, the analysis of cellular signal-transduction mechanisms and the use of recombinant DNA technology to express receptors and other proteins in living cells. This expertise in cell and molecular biology has allowed the Company to configure LAPS-based instrumentation and other proprietary technologies with living cells and tissues to develop "microphysiometry," the monitoring of cell reactions to different chemicals in real-time without destruction or invasion of the cells. Microphysiometry, which was developed by scientists at Molecular Devices, is based on the underlying biological principle that the responses of cells to the introduction of different chemical agents are reflected in changes in metabolic rates.

       The diagram below depicts certain aspects of the process of cellular metabolism:


[GRAPHIC OMITTED][GRAPHIC OMITTED]
[GRAPHIC OMITTED]


       As indicated above, cells take up glucose and oxygen and, through a series of metabolic steps, "burn" the glucose to form lactic acid and carbon dioxide. Through this process, cells produce the energy required for normal cellular maintenance. When a ligand (a receptor binding molecule such as a hormone, neurotransmitter or cytokine) binds to a receptor on the cell surface, the receptor becomes activated and triggers a biochemical cascade of "second messengers" within the cell. These transformations are the normal biological response of the cell to the ligand and cause a change in extracellular acidification rate that is measured by the Company's LAPS technology.

       The Company believes that its microphysiometry technology offers advantages over conventional bioassay techniques. With conventional bioassay techniques, not only must the second messenger pathway be known, but these techniques can only measure a limited number of second messenger events. With microphysiometry, because intracellular communication typically results in a change in the rate of cellular acid production, cellular events can be measured even without knowledge of the second messenger pathway.

Products

       The following table identifies, for each of the Company's product families, the year of initial introduction, list price range and primary applications. Sales of MAXline, Threshold and Cell Analysis products represented
54%, 16% and 30%, respectively, of the Company's product revenues for the year ended December 31, 1996.

-----------------------------------------------------------------------------------------------------------------
                                                               Worldwide List
                                           Year of Initial         Prices
                 Products                    Introduction                              Primary Applications
-----------------------------------------------------------------------------------------------------------------
                                               Microplate Readers
-----------------------------------------------------------------------------------------------------------------
MAXline
     Instrument Platform:
        Vmax                                     1987       $9,495-$10,800        High-throughput detection and
        Emax                                     1988       $7,695-$7,900         analysis of biochemical
        THERMOmax                                1989       $11,895-$15,600       reactions in immunoassays
        SPECTRAmax 250                           1994       $17,525-$21,900       such as ELISA, evaluation of
        SPECTRAmax 340                           1995       $12,895-$16,250       enzyme activity, detection of
        fMAX                                     1996       $24,575-$25,965       cell growth, testing for
        ROBOmax                                  1996       $9,850-$12,500        endotoxins, and measurement
     Software:                                                                    of DNA, proteins and RNA.
        SOFTmax                                  1987       $1,295-$1,600
        SOFTmax PRO                              1994       $1,975-$2,500
     Consumables:
        UV-Transparent Microplates               1994       $375-$495

-----------------------------------------------------------------------------------------------------------------

                                          High Sensitivity Assay System
-----------------------------------------------------------------------------------------------------------------
Threshold
     Instrument Platform:
        Threshold                                1989       $49,500-$55,000       High sensitivity detection of
     Software:                                                                    trace contaminants in
        THS Software                             1989                 *           biopharmaceuticals  and
     Consumables:                                                                 analysis of biomolecules such
        Total DNA Assay Kit                      1989       $750-$1,295           as DNA, proteins and mRNA.
        Immuno-Ligand Assay Kit                  1990       $480-$875
-----------------------------------------------------------------------------------------------------------------

                                             Cell Analysis Systems
-----------------------------------------------------------------------------------------------------------------
Cytosensor
     Instrument Platform:                                                         Ultrasensitive single-assay
        Cytosensor                               1992       $59,500-$120,000      system capable of detecting
        Cytosampler                              1995       $19,500-$24,500       receptor activation and
        Cystosoft                                1992                 *           signal transduction events in
     Consumables:                                                                 real-time
        Capsule Kit                              1992       $370-$465
Fluorescent Imaging Plate Reader
        FLIPR                                    1996       $250,000-$275,000
                                                                                  High throughput, high
                                                                                  sensitivity optical screening
                                                                                  instrument
-----------------------------------------------------------------------------------------------------------------

* Bundled with instrument platforms

                                       8

MAXline Products

       Microplate readers have become one of the most fundamental tools used in life sciences research by addressing the increasing need for the acquisition and processing of large quantities of biochemical and biological data. Microplate readers provide scientists the benefit of high-throughput analysis in a standardized, multi-sample format. Because of the productivity gains using a multi-sample format, microplates have largely replaced test tubes and cuvettes for many life sciences applications.

       A microplate is a disposable plastic vessel that is used with a microplate reader to measure light absorbance. The basic principles of microplate readers are that light from an appropriate source is directed to a wavelength selection device, such as a monochromator, and its intensity is measured prior to, and after, passing through each of the 96 samples in the wells of the microplate. Application of a mathematical formula to the light intensity measurements, before and after passage through each well, provides a measure of the absorbance of the sample. The absorbance, also known as optical density, is generally proportional to the concentration of the substance that is being measured.

       Until 1987, microplate readers were limited primarily to performing immunoassays (ELISA) (methods of determining the amount of a specific molecule present in a sample through its binding to an antibody containing a detector enzyme, which is a protein that causes a specific change, for the purpose of measuring the amount of the molecule present). As a result, microplate readers had only limited application in the life sciences research market. The introduction in 1987 of Vmax, the Company's first microplate reader, expanded the utility of microplate readers by increasing the number and complexity of assays that could be rapidly and accurately analyzed in the 96-well microplate format. The Company believes that the Vmax was the first commercial microplate reader product capable of performing kinetic analysis, by incorporating technologies that ensure uniform temperature of the reading chamber and allow the entire microplate to be read in approximately five seconds. These features have enabled assays previously analyzed with slow, single-sample-at-a-time spectrophotometers to now be analyzed with a rapid 96-well microplate format.

       Since the introduction of Vmax, the Company has continued to introduce innovative capabilities in a microplate format, thereby expanding the assays that can be analyzed in a microplate reader. The Company's new generation of microplate readers, SPECTRAmax, has incorporated features such as a monochromator-based grating system for continuous wavelength selection so that researchers for the first time can spectrally scan a sample in a 96-well microplate format to help identify the compound by determining its optimal absorbance wavelength. This capability also allows researchers to instantly access 501 wavelengths through software control, a significant improvement over conventional microplate readers which are typically limited to only six wavelength selections using manually installed interference filters. Additionally, for the first time DNA, RNA and proteins can be assayed directly in a high-throughput, multi-sample format, as a result of SPECTRAmax 250's capability to read at wavelengths as short as those in the true ultraviolet range.

       The Company's Vmax, Emax and THERMOmax microplate readers have in certain instances been used in clinical or diagnostic applications. Under applicable FDA regulations, to the extent that an analytical instrument will be used in a clinical or diagnostic application, the manufacturer of that instrument must submit to the FDA, prior to commercial distribution of that instrument, a 510(k) or PMA application. The Company has obtained 510(k) clearance with respect to the clinical applications of its MAXline microplate readers. There can be no assurance that 510(k) clearance for any future product or modification of an existing product will be granted.

       Vmax. The Company's first microplate reader, launched in 1987, with kinetic read capability was primarily designed to address the needs of biochemists. The Company believes that this innovation, along with its powerful analytical software program, SOFTmax, was instrumental in significantly expanding the market for microplate readers.

       Emax. Unlike Vmax, this product is aimed at the market for traditional microplate readers that do not use kinetic capability. It was introduced by the Company to provide a microplate reader, compatible with the SOFTmax software, for customers in academia with restricted capital budgets.

       THERMOmax. This reader provides high-quality thermal control of the microplate at elevated temperatures, usually body temperature. Offering superior thermal and kinetic capabilities, THERMOmax is primarily designed to work with living cells, and for the study of clot formation and lysis. This latter type of application includes endotoxin testing via the various Limulus Amebocyte Lysis (LAL) methods, a type of testing required for all batches of injectable drugs and other injectable products, such as saline for intravenous drips.

       SPECTRAmax 250. The SPECTRAmax 250 represents the first of a new generation of microplate readers incorporating a monochromator for continuous wavelength selection over a wide range, rather than a set of six optical filters each with a fixed wavelength. This capability provides for enhanced convenience and flexibility in assay design. A second major feature of SPECTRAmax 250 is the ability to read wavelengths as short as 250 nanometers, thus addressing direct quantitation of DNA, RNA and protein samples. In addition, SPECTRAmax 250 is capable of scanning absorbance as a function of wavelength over 96 samples in high-throughput spectral analysis.

       SPECTRAmax 340. Similar to the SPECTRAmax 250, this product was designed to address the needs of researchers for continuous wavelength selection in the near ultraviolet and visible range.

       fMAX. The Company's first fluorescence microplate reader, fMAX is one of the fastest fluorescence microplate readers available and is ideal for kinetic reactions.

       ROBOmax. The Company's first robotic microplate handling system that will interface with the Maxline microplate readers.

       SOFTmax PRO. This software platform, introduced along with the SPECTRAmax 250, has greater power and flexibility than SOFTmax. SOFTmax PRO provides a comprehensive set of features to display the data collected in various formats, define standard correction schemes, quantify the data, generate summary reports, analyze the data and export data to other applications such as Microsoft Excel and Prism Graphpad. All the MAXline software products are compatible with both Microsoft Windows and Apple Macintosh OS systems and can be used with the Company's microplate readers.

       Disposables. Spectraplates are proprietary 96-well microplates for use with the SPECTRAmax 250. The Spectraplate is made with plastic transparent to UV light as short as 250 nanometers and represents the Company's first MAXline disposable product.

Threshold System Products

       The Company's Threshold System is a high sensitivity assay system that incorporates the Company's LAPS technology to rapidly and accurately quantitate a variety of biomolecules such as DNA, proteins and mRNA. The demand for systems which can quantitate contaminants in the manufacturing and quality control of bioengineered products has increased in response to the growing number of therapeutics both entering clinical trials and receiving regulatory approval for commercial sale. The Threshold System emerged from a demand by biopharmaceutical companies for more sensitive and reproducible methods to detect contaminants in biopharmaceuticals during the manufacturing and quality control process. Traditional detection methods, such as DNA hybridization (a method of binding DNA to a membrane for the purpose of determining if a specific sequence is present), are slow, difficult to use in a manner that provides reproducible and transferable results, and often require the use of radioactive materials for detection.

       A typical assay using the Threshold System occurs in multiple stages. In the reaction stage, certain binding agents, such as antibodies, binding proteins or nucleic acid probes, interact in solution with the specific biomolecule of interest creating what is termed a "sandwich." In the separation stage, the sandwich complex is filtered through a membrane under a controlled vacuum to allow the sandwich complex to become tightly bound to the membrane. The captured reaction complex on the membrane is then placed into the Threshold Reader which contains the LAPS and a detector enzyme substrate. Proprietary software developed by the Company then collects and analyzes the data.

       The Threshold family of products includes a workstation, software and consumable reagent kits. The Total DNA Assay Kit allows for the detection of any DNA without sequence specificity at levels as low as two picograms. The ILA Kit is a flexible format that can be used to detect and quantitate numerous contaminants, such as host cell proteins and bovine serum albumin, in the manufacturing of bioengineered products. In addition, using labeled probes, the ILA Kit allows for the accurate and sensitive quantitation of specific sequences of DNA or mRNA, which is essential for solving complex biological problems at the genetic level, such as quantitating gene expression in gene therapy. Typically, the Threshold's sensitivity is equal to or better than traditional detection methods, but without their limitations.

       The Threshold System incorporates several important features:

          o The interaction between binding agents and the antigen of interest occurs in solution where the molecules are maintained in their native conformation and retain 100% of their activity. Other methods such as ELISA require binding agents to be coated onto microplate wells or beads resulting in denaturation and loss of activity.

          o The LAPS technology, which converts minute changes in pH into an electronic signal, produces very low electronic noise to provide accurate quantitation at low signal levels.

          o Typical Threshold System assays have a dynamic range of two logs or greater, thereby reducing the number of sample dilutions required to accurately quantitate from the standard curve with precision and reproducibility.

          o New assays are rapidly developed using complete, optimized reagent kits, which can reduce the time required for development of traditional ELISA assay methods by weeks or months.

       The Company believes that the Threshold  System is the only  commercially
available,   fully-integrated   system   capable  of  rapidly   and   accurately
quantitating DNA with picogram-level sensitivity.

       Biopharmaceuticals. The Threshold System was developed in response to the growing number of biopharmaceuticals entering clinical trials and the need for more sensitive and reproducible methods to detect contaminants in therapeutics during the manufacturing and quality control process. Traditional detection methods, such as DNA hybridization, are slow, difficult to use in a manner that provide reproducible and transferable results, and often require the use of radioactive materials for detection.

       Environmental Testing. The Threshold System was selected by the U.S. Army for incorporation into mobile detection stations for the early warning of biological warfare agents.

Cell Analysis Systems

       Many therapeutic drugs are targeted to cell membrane receptors: special proteins that function as control switches for cell activity and are triggered by the specific binding of soluble natural substances (such as hormones and neurotransmitters) to relay messages to the cell via "signal transduction" mechanisms. Therapeutic drugs which act on receptors either mimic or block the action of the natural receptor-specific substance. The therapeutic potential of such drugs is, therefore, most appropriately studied using live cell systems. These studies are inherently challenging, but a high value is placed upon them by the pharmaceutical industry and the research community. A focus of the Company is the provision of tools for studying the response of live cells to different compounds, both for research and for drug screening purposes. Examples of these tools are the Company's Cytosensor and FLIPR Systems.

Cytosensor Products

       The Cytosensor System was introduced in 1992 in response to the growing market need for bioanalytical tools that increase productivity, reduce product development time and improve the cost-effectiveness of the drug discovery and development process. Prior to the introduction of the Cytosensor System, researchers were required to utilize multiple instruments and test methodologies, each with its set of limitations, to investigate certain complex biological events. The use of traditional instruments and methodologies is time-consuming and expensive as many tasks are performed manually.

       In response to these limitations, and the corresponding need for a fast, reliable, single assay system to investigate multiple cellular functions in numerous cell types, the Company developed the Cytosensor System. The Cytosensor System incorporates the Company's core LAPS technology into a patented system that permits researchers to conduct microphysiometry, the monitoring of the metabolic state of living cells in real-time without destroying the cells. Cellular metabolism is the most fundamental and essential of all physiological processes, and allows for the monitoring of cell activation, stimulation, growth, toxicity and other biochemical events crucial to the development of new therapeutics.

       In the Cytosensor System, living cells are maintained in a chamber near the LAPS surface. The compound to be tested is pumped through a chamber and cellular waste products are flushed away. As long as the flow of culture medium continues, the pH measured by the LAPS remains steady at a normal physiological value. When the flow is interrupted at regular intervals, the concentration of acid metabolites in the sensor chamber increases. The Cytosensor System detects this acidification change within seconds and calculates its rate of increase in response to stimulation (or decrease in response to toxic compounds) over time. The rate of acidification of the medium correlates with the metabolic rate of the cells. Unless the biochemical state of the cells is altered, the rates remain consistent from one measurement to the next. The LAPS technology permits the measurement of small amounts of sample compounds, which is an important feature for researchers working with synthetic chemical libraries or natural-compound isolates where sample quantities are often in short supply.

       The Company offers a range of Cytosensor products for varying customer needs. These products include a 4-chamber system targeting customers with relatively low throughput requirements and an 8-chamber system for customers who require higher throughput. In addition, in November 1995, the Company introduced the Cytosampler Automated Delivery System to be used in combination with the 4-chamber and 8-chamber systems. In addition to allowing for the unattended operation of the Cytosensor System platform, the Cytosampler increases throughput as a result of incorporating the industry standardized 96-well microplate format.

       The Company believes that the Cytosensor System has a number of current pharmacological and microbiological applications, including:

       Receptor Characterization. Companies are continually searching for more reliable ways to increase the success rate of drug discovery. Successful compound screening is highly dependent on understanding the activity and function of receptors. Prior to the introduction of the Cytosensor System, multiple instruments and test methodologies were needed to investigate certain biological events, resulting in a significant investment of resources. The Cytosensor System provides this biological information in a single platform in less time and at a lower cost than traditional equipment and methods. Receptor responses to drug compounds can be detected in minutes, producing functional dose response information in hours rather than days.

       Orphan Receptor Identification. Cellular receptors are most often the targets for drugs. While known receptors are well-characterized, a large number of new and incompletely identified receptor subtypes, known as orphan receptors, are becoming of great interest to the pharmaceutical industry. Traditional functional assays are of limited use in identifying orphan receptors because the secondary signal mechanisms, and, therefore, the appropriate second messenger systems for such receptors are not known. In contrast, the Cytosensor System does not require extensive knowledge of the receptor signaling mechanism and, therefore, may be utilized for orphan receptor screening and identification.

       Microbiology. The Company believes that a substantial opportunity exists for application of the Cytosensor System to microbiological analysis, particularly in the area of determining antibiotic susceptibility and sensitivity in slow-growing microorganisms. The Company has already demonstrated that the Cytosensor System can perform those assays in less time and with greater sensitivity than existing instrumentation. For example, one of the Company's customers is using the Cytosensor System to detect inhibitory response of H. pylori, the bacterium responsible for stomach and duodenal ulcers, to certain antibiotics.

       In Vitro Toxicology. Several consumer product companies are currently conducting research to develop alternatives to animal testing for toxicology. The Cytosensor System has been used to test specific cell lines, such as human and animal skin cells, with potential consumer products. Toxic effects can be quickly determined through monitoring changes in the metabolic activity of the cells. In published independent studies, the Cytosensor System demonstrated a high correlation with the Draize ocular irritancy test, a widely used measure of toxicity in consumer products. The Cytosensor System has further demonstrated the ability to detect neurotoxic events with greater sensitivity than traditional assays.

       Clinical Research Applications. By detecting minute changes in cellular metabolic activity, the Cytosensor System provides the potential to tailor patient-specific therapeutic regimes based on the patient's own cellular response to individual drugs. Patient-derived tumors could potentially be evaluated against a variety of chemotherapeutic agents to quickly determine the best course of treatment. This could reduce or eliminate the need to subject the patient to various chemotherapies and their resulting side effects during the clinician's efforts to determine the most effective therapy. Changes in cell function can be the earliest changes associated with a disease process. The Cytosensor System may provide clinical diagnostic value in assessing a patient's damage from myocardial infarction and progress of therapeutic regime. The Company currently has research collaborations with several university medical centers to investigate these clinical applications.

FLIPR System Product

       The  Company  acquired   NovelTech  in  June  of  1996  and  subsequently
integrated its FLIPR system with the other Cell Analysis systems. FLIPR satisfies a demand from pharmaceutical companies for live cell analysis at a throughput rate compatible with current screening needs (up to one hundred 96-well microplates per day). The cellular signals measured by FLIPR at this time are intracellular calcium ion flux and membrane potential change. These measurements provide information on the activation of cells by test compounds.

       The FLIPR limited depth-of-field fluorometry optical design is patented. Cells, along with appropriate fluorescent dyes, are maintained in open 96-well plates in a humidified, thermally-controlled compartment together with either one, or two, 96-well compound-addition plates. A laser provides excitation illumination, and fluorescence from cells growing on, or centrifuged onto, the bottom of the wells is passed through one or two optical filters and monitored continuously by a CCD camera, at intervals of less than 1 second for all 96 wells. During the reading cycle, an inbuilt 96-channel pipettor transfers 96 samples from a compound-addition plate to the cell plate. This strategy allows for real-time monitoring of cells before and after compound addition, so allowing the measurement of rapid non-linear, response kinetics and providing correction for variation such as cell number and dye-loading, among others.

       The Company believes that the FLIPR system has a number of current pharmacological applications including:

       Drug screening. Over $1 billion is spent annually on screening new compounds. The Company believes that fluorescence technology is key to new methodology in this field because it offers high sensitivity and hence the promise of further miniaturization and increased throughput. Live cell targets have been challenging and are of particularly high value to the pharmaceutical industry because more than half of all drug targets are cell membrane receptors that are best studied when incorporated in functional cells.

       Orphan receptor identification. While not as comprehensive as Cytosensor in its ability to detect intracellular signaling events, FLIPR has utility in this field. As cells are engineered to broaden their ability to provide intracellular signaling support to a wider range of receptors (e.g., by inclusion of G alpha 16 or chimeric G proteins) then FLIPR will become more useful in this field.

Business Risks

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

         o Fluctuations in Quarterly Operating Results; Lack of Backlog. The Company manufactures its products to forecast rather than to outstanding orders, and products are typically shipped within 30 to 60 days of purchase order receipt. As a result, the Company does not believe the amount of backlog at any particular date is indicative of its future level of sales. The Company's manufacturing procedures may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts. The Company's expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, the Company may not be able to adjust operating expenses sufficiently quickly to compensate for the shortfall, and the Company's results of operations may be materially adversely affected. Many of the Company's products are subject to long customer procurement processes. Accordingly, the timing of capital equipment purchases by customers is expected to be uneven and difficult to predict. In addition, a significant portion of the Company's revenues is typically derived from sales of a small number of relatively high-priced systems, and sales of such products may increase as a percentage of revenue in the future. Delays in receipt of anticipated orders or such products could lead to substantial variability from quarter to quarter. In addition, the Company has historically received purchase orders and made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could have a material adverse effect on results of operations for that quarter. The Company typically experiences a decrease in the level of sales in the first calendar quarter as compared to the fourth quarter of the preceding year because of budgetary and capital equipment purchasing patterns in the life sciences industry. In 1995, the Company also experienced a decrease in product revenues in the third quarter compared to the second quarter, related to seasonality primarily associated with lower European and academic sales during the summer months. The Company's product revenues increased in the third quarter of 1996 compared to the second quarter of 1996 primarily due to the introduction of a new Cell Analysis product. The Company, however, expects the third quarter seasonality trend to continue in future years as the Company increases its efforts to penetrate international markets. Operating results in any period should not be considered indicative of the results to be expected for any future period.

         o Dependency on New Products; Rapid Technological Change. The life sciences instrumentation market is characterized by rapid technological change and frequent new product introductions. The Company's future success will depend on its ability to enhance its current products and to develop and introduce, on a timely basis, new products that address the evolving needs of its customers.

         o Other Factors. The Company's business is affected by other factors, including: (i) the possibility that the introduction or announcement of new products would render existing products obsolete or result in a delay or decrease in purchase orders for existing products; (ii) the extent to which and the timing in which the Company's products achieve market acceptance; (iii) the capital spending policies of the Company's customers (which depend on various factors, including the resources available to such customers, the spending priorities among various types of research equipment and the policies regarding capital expenditures during recessionary periods), including those policies of universities, government research laboratories and other institutions whose funding is dependent on grants from government agencies; (iv) competition; (v) the Company's ability to obtain and maintain patent and other intellectual property protection for its products and technology; (vi) the Company's ability to obtain in a timely manner certain components used in its products which are currently obtained from single sources;
               (vii) compliance with governmental regulations, including those promulgated by the United Sates Food and Drug Administration and similar state and foreign agencies; and (viii) the extent of the Company's sales outside the United States, which involve certain specific risks, including risks related to currency fluctuations, imposition of government controls, export license requirements, restrictions on export of critical technology, political and economic instability or conflicts, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations and international distributor relationships and general economic conditions.

Research and Development

       The Company's research and development activities are focused on (i) providing more sensitive quantitation of biological events; (ii) providing greater throughput capability, especially with smaller sample volumes; (iii) developing biological capability to broaden its technology solution, including developing "liveware" (genetically engineered cells) for use with microphysiometry; and (iv) developing increasingly sophisticated data management and analysis capability.

       The Company is currently developing a microplate reader technology designed to replace spectrophotometers capable of analyzing assays in the far ultraviolet through the visible wavelength. The Company believes that this new system will have the accuracy of a spectrophotometer but with the high throughput of the industry standardized 96-well microplate format. In addition, the Company is developing a limited-featured, lower-priced Cytosensor targeted toward research organizations with restricted capital budgets. This system will possess reduced throughput and less flexibility than the

Company's existing Cytosensor System. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products or product enhancements. The Company has experienced, and may in the future experience, delays in the development and introduction of new products and product enhancements, and there can be no assurance that the Company will not experience additional delays in the future. In addition, there can be no assurance that new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market environments or customer requirements, there could be a material adverse effect on the Company's business, financial condition and results of operations.

       The Company's future success will depend on its ability to enhance its current products and to develop and introduce, on a timely basis, new products that keep pace with technological developments and address the evolving needs of its customers. The Company pursues active development programs in the areas of spectroscopy, molecular and cell biology, electronic systems and computer software. Company-funded research and development expenditures were approximately $4,637,000, $3,639,000 and $2,676,000 during 1996, 1995 and 1994, respectively. The Company expects to continue to increase its Company-funded research and development expenditures, as contract research revenues and related expenditures become less significant to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Marketing and Customers

       The Company markets and sells high performance bioanalytical systems to technically sophisticated customers. To access and support this market appropriately, the Company is continuing to make a significant investment in building a direct sales, service and technical support organization worldwide. The Company believes that providing high quality technical assistance to customers is critical to its long-term success.

       The Company has an installed base of approximately 8,600 units worldwide and has sold multiple systems to many of its customers.

       The Company distributes its products primarily through direct sales representatives in the United States and Europe, as well as through multiple distributors in certain geographic markets. The Company also distributes certain of its MAXline products through a national scientific products distribution company in the United States. The sales effort in the United States is supported by a team of service, technical and applications specialists employed by the Company.

       The Company has subsidiaries in the United Kingdom and Germany responsible for selling and servicing the Company's products. The Company's products are also sold through international distributors, most of which enter into distribution agreements with the Company that provide for exclusive distribution arrangements and minimum purchase targets. Such agreements also generally prohibit the distributors from designing, manufacturing, promoting or selling any products that are competitive with the Company's products. The use of distributors involves certain risks, including the risks that distributors will be unable to satisfy financial obligations to the Company or will cease operations. The Company also does not currently have distributors in a number of significant international markets that it has targeted and will need to establish additional international distribution relationships. There can be no assurance that the Company will engage qualified distributors in a timely manner, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

       Product sales to customers outside of the United States accounted for approximately 40%, 37% and 38% of the Company's product revenues in 1996, 1995 and 1994, respectively. International sales are anticipated to account for an increasing percentage of revenues in the future. The Company expects to continue expanding its international operations in order to take advantage of increasing international market opportunities resulting from worldwide growth in the life sciences industry. The Company faces a number of risks in its international sales and operations. Although currently a majority of the Company's international sales are denominated in U.S. dollars, as the Company expands its international operations it may be required to invoice a greater proportion of its sales in local currencies. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may adversely affect the Company's results of operations because of currency translation adjustments or adversely impact sales and profitability if the value of foreign currencies declines relative to the U.S. dollar. International sales and operations may also be materially adversely affected by the imposition of government controls, export license requirements, restrictions of the export of critical technology, political and economic instability or conflicts, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, problems in establishing or managing distributor relationships and general economic conditions.

       The Company believes that, to a significant extent, its growth prospects depend on capital spending policies of its customers, levels of government research funding, and the Company's ability to gain acceptance by a broader group of customers of the efficiency and efficacy of the Company's innovative technologies, including the Cell Analysis Systems.

Manufacturing

       Molecular Devices manufactures its products at its facility in Sunnyvale, California. The Company manufactures its own components where it believes it adds significant value, but relies on suppliers for the manufacture of selected components and subassemblies, which are manufactured to the Company's specifications. The Company conducts all final testing and inspection of its products. The Company has established a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, the Company's instruments are manufactured in accordance with Good Manufacturing Practices ("GMP").

       Certain components used in the Company's products are currently purchased from single sources. Any delay in the manufacture of such components could materially adversely affect the Company's business, financial condition and results of operations. Additional components, such as optical, electronic and pneumatic devices, are currently purchased in configurations specific to the Company's requirements and, together with certain other components, such as computers, are integrated into the Company's products. Although the Company believes that most of the components used in its products are available from alternate sources, any unanticipated interruption in the supply of these components or other supplies, or changes to the specifications or interface of standard components or supplies adopted unilaterally by their manufacturers, could require the Company to redesign its products to utilize alternative or modified components or supplies. The Company's reliance on sole-source vendors involves several risks in addition to potential shortages of supply, including reduced control over delivery schedules, and risks of adverse manufacturing yields, reduced quality and higher costs. In the event of yield, quality, delivery or supply problems, the Company could be forced to delay shipment of products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

       The Company manufactures its products to forecast rather than to outstanding orders, and products are typically shipped within 30 to 60 days of purchase order receipt. As a result, the Company does not have substantial backlog, and the amount of backlog at any particular date is generally not indicative of its future level of sales.

       The Company typically warrants its products for one year. Historically, the Company's warranty repairs and returns have been immaterial.

Patents and Proprietary Technologies

       The Company relies on patents and other proprietary rights, including trade secrets, to protect its competitive position. There can be no assurance that any applications will result in the issuance of a patent or that any issued patent will afford the Company any significant protection from competition.

       The patent positions of life sciences instrumentation firms, including the Company, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, the Company does not know whether any of its applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first creator of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that the Company's patents, if issued, would be held valid. Because many holders of patents in the field of life sciences instrumentation have substantially greater resources than the Company and because patent litigation is very expensive, Molecular Devices may not have the resources necessary to successfully challenge the validity of such patents or withstand claims of infringement in cases where the Company's position has merit. Even if the Company is successful in prevailing in such actions, the cost of such litigation could have a material adverse effect on the Company's financial condition and results of operations. An adverse outcome in any future patent dispute could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using the infringed technology. No assurance can be given that the Company would be able to obtain licenses to these patents on commercially reasonable terms, if at all, or develop or obtain alternative technology.

       The Company also relies on trade secret and copyright law, employee and third-party nondisclosure agreements and other protective measures to protect its intellectual property rights pertaining to its products and technology. There can be no assurance that these agreements and measures will provide meaningful protection of the Company's trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation or disclosure or that others will not independently develop substantially equivalent proprietary technologies. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that the Company will be able to protect its intellectual property successfully.

Competition

       The market for life sciences instrumentation is highly competitive, and the Company expects competition to increase. There are three principal sources of competition for the Company's products. First, the Company competes for the allocation of customer capital funds with many other companies marketing capital equipment, including those not directly competitive with any of the Company's products.

       Second, some of the Company's products compete directly with similar products from other companies. Since their introduction in 1987, the MAXline microplate readers have been the Company's primary product, accounting for 54%, 56% and 60% of product revenues in 1996, 1995 and 1994, respectively. The market for microplate readers is divided into three general segments: inexpensive microplate readers for customers that require relatively low levels of quantitative accuracy; higher performance microplate readers; and premium performance microplate readers. The Company does not compete in the first segment of this market. The second segment of the microplate reader market is characterized by intense competition from a number of companies including Bio-Rad Laboratories, Inc., Thermo Bioanalysis Corporation and Bio-Tek Instruments, Inc., that offer, or may in the future offer, products with performance capabilities generally similar to those offered by the Company's products. The Company currently experiences less competition in the third segment of the microplate reader market, although the Company expects that competition is likely to increase in the future, as several current and potential competitors have the technological and financial ability to enter this segment of the market. Some of the Company's competitors have substantially greater financial, technical, marketing, sales and other resources than the Company, and certain of these companies have a larger market share worldwide. The Company's MAXline products are generally priced at a premium to other microplate readers. The Company competes in the microplate reader market primarily on the basis of performance and productivity, and there can be no assurance that the Company can continue to compete successfully in this market.

       Third, many companies, research institutions and government organizations that might otherwise be customers for the Company's products employ methods for bioanalytical analysis that are internally developed. Many of these companies also have significantly greater financial, technical, marketing, sales and other resources than does the Company. In addition, these companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel.

       Although the Company is not aware of fully-integrated systems on the market that compete directly with its Threshold or Cell Analysis products, competitive products using new technologies may be introduced. While the Company believes that most methods developed internally are manual, there can be no assurance that other organizations will not succeed in developing technologies and products that are more effective than those of the Company or that would render the Company's products obsolete or noncompetitive. The Company believes that the primary competitive factors in the market for the Company's products are breadth of applications, ease-of-use, productivity enhancement, quantitative accuracy, quality, support and price/performance. The Company believes that it competes favorably with respect to these factors.

Government Regulations

       Government regulations play a significant role in the research, development, production and commercialization of health care products, such as pharmaceuticals, diagnostics and certain instrumentation. None of the Company's products currently requires FDA approval except for certain of the Company's MAXline Microplate Readers that are used in clinical or diagnostic applications. FDA regulations apply not only to therapeutics and other health care products, but also to the processes and production facilities used to produce such products.

       Clinical diagnostic applications of the Company's products are and will continue to be subject to FDA device and reagent approval and regulations. Before a medical device can be commercially distributed, the manufacturer must submit to the FDA either a premarket notification ("510(k)") or a premarket approval ("PMA") application. A 510(k) notification can be submitted when the device is substantially equivalent to another device currently being marketed in the classes of devices eligible for marketing pursuant to 510(k) notifications. Receipt of 510(k) clearance takes at least three months, but may take much longer and may require the submission of clinical safety and efficacy data to the FDA. There can be no assurance that the use of a 510(k) notification will be available for any clinical application of the Company's products or for any of the Company's potential diagnostic products.

       A PMA, which is required for medical devices not eligible to be marketed under a 510(k) notification, must demonstrate that the product is safe and effective and thus requires more time to prepare and a more complex submission to the FDA. Following completion of laboratory evaluations and adequate controlled clinical trials to establish safety and efficacy of the product for its intended use, the Company would be required to file a PMA application, which includes the results of all research and product development, clinical studies and related information. Among the conditions for FDA approval is the requirement that the prospective manufacturer's quality control and manufacturing and documentation procedures conform to GMP. Domestic manufacturing facilities are subject to biennial FDA inspections and foreign manufacturing facilities are subject to periodic FDA inspections, or inspections by the foreign regulatory authorities with reciprocal inspection agreements with the FDA. FDA review and approval of a PMA application often requires 12 to 18 months, or even longer, and must be completed before the product may be sold for clinical diagnostic use in the United States. The process of obtaining PMAs from the FDA and other regulatory authorities can be costly, time consuming and subject to unanticipated delays.

       The Company has limited experience in obtaining regulatory approvals. The Company has, to date, been required to obtain 510(k) clearance with respect to certain clinical applications of its MAXline Microplate Readers. There can be no assurance that 510(k) clearance for any future product or modification of an existing product will be granted by the FDA within a reasonable time frame, or at all, or that in the future the FDA will not require manufacturers of certain medical devices to engage in a more thorough and time consuming approval process than the 510(k) process, or that the FDA or certain corresponding government agencies will permit marketing of the Company's systems in their respective jurisdictions. There can be no assurance that the approvals of the Company's or its customers' products, processes or facilities will be granted. Any failure to obtain, or delay in obtaining, any such required approval could adversely affect the Company's marketing efforts.

       As a result of the clinical applications of certain of the Company's MAXline Microplate Readers, the Company is registered with the FDA as a medical device manufacturer. As such, the Company may be inspected on a routine basis by the FDA for compliance with the FDA's GMP and other applicable regulations. These regulations require that the Company manufacture its products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and quality control activities. Further, the Company is required to comply with various FDA requirements for reporting of product malfunctions and other matters. The regulatory standards for manufacturing are currently being applied stringently by the FDA and state regulatory agencies. Noncompliance with FDA or applicable state agency regulations or discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including fines, costly recalls, injunction or seizure of products, refusal of the government to approve or clear product approval applications or to allow the Company to enter into government supply contracts or even withdrawal of the product from the market or criminal prosecution, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

       A significant percentage of the Company's product revenues are derived from sales outside of the United States. International regulatory bodies often establish varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. As a result of the Company's sales in Europe, the Company may be required to obtain ISO 9000 certification and has had to obtain a "CE" mark certification for its products, an international symbol of quality and compliance with applicable European medical device and instrument manufacturing directives. While the Company expects to institute an ISO 9000 compliance program once regulations are finalized, there can be no assurance that the Company will be successful in meeting certification requirements.

       The Company is also subject to numerous environmental and safety laws and regulations, including those governing use of hazardous materials. Any violation of, and the cost of compliance with, these regulations could adversely impact the Company's operations.

Human Resources

       As of December 31, 1996, Molecular Devices employed 134 persons full time, including 32 in research and development, 36 in manufacturing, 50 in marketing and sales and 16 in general administration and finance. Of these employees, 36 hold Ph.D. or other advanced degrees. None of the Company's employees is covered by collective bargaining agreements, and the Company considers relations with its employees to be good.


Item 2 - Properties

       Molecular Devices leases approximately 60,000 square feet of laboratory, manufacturing and administrative space in Sunnyvale, California. The Company's lease expires in August 2001. The Company believes that its facilities will be sufficient for its operations for the indefinite future. The Company also maintains a sales and service office in the United Kingdom and a sales and technical office in Germany.


Item 3 - Legal Proceedings

       The Company is not currently a party to any material legal proceedings.


Item 4 - Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

-------------------------------------------------------------------------------

Item 5 - Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

        The Company's common stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "MDCC." Public trading of the common stock commenced on December 13, 1995. Prior to that date, there was no public market for the common stock.

        The prices per share reflected on the table below represent the range of high and low closing prices of the common stock on the Nasdaq National Market, for the period indicated.

                               1996                           1995
                  -----------------------------    -----------------------------
                       High            Low               High            Low
                       ----            ---               ----            ---
First Quarter         13 1/4          8 5/8               --             --
Second Quarter        13 3/4          8 3/8               --             --
Third Quarter         11 1/2          7 1/4               --             --
Fourth Quarter        16 1/8           11               11 3/8           10

        Historically, the Company has not paid cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future. Any future cash dividends will be determined by the Board of Directors

        As of March 20, 1997, there were approximately 1,855 stockholders of record of the Company.

Item 6 - Selected Consolidated Financial Data


         The  following   table  sets  forth   selected   historical   financial
information  for the Company certain of which is based on, and should be read in conjunction  with, the Company's  audited  financial  statements  that are being filed as a part of this report.
                                                                Years Ended December 31,
                                              ---------------------------------------------------------
                                                1996       1995         1994        1993         1992
                                                ----       ----         ----        ----         ----
                                                       (In thousands, except per share data)
Consolidated Statement of
Operations Data:
Revenues
   Product revenues                           $ 30,596    $ 23,116    $ 18,516    $ 14,872    $ 12,671
   Contract revenues                               330       2,499       3,944       3,761       3,388
                                              --------    --------    --------    --------    --------
     Total revenues                             30,926      25,615      22,460      18,633      16,059
                                              --------    --------    --------    --------    --------

Income (loss) from operations                       47       3,011       1,763         636        (522)
Other income (expense), net                      1,079         (33)       (201)       (124)       (136)
                                              --------    --------    --------    --------    --------

Income (loss) before income taxes                1,126       2,978       1,562         512        (658)
Income tax benefit (provision)                   1,126       1,081         (43)       --          --
                                              --------    --------    --------    --------    --------

Net income (loss)                             $  2,252    $  4,059    $  1,519    $    512    $   (658)
                                              ========    ========    ========    ========    ========
Net income (loss) per share                   $   0.24    $   0.52    $   0.20    $   0.07    $  (0.09)
                                              ========    ========    ========    ========    ========

Shares used in computing net
   income (loss) per share                       9,524       7,851       7,586       7,635       7,181


Consolidated Balance Sheet Data:
Cash and cash equivalents                     $ 23,727    $ 20,379    $  2,201    $  2,976    $  2,461
Working capital                                 27,395      22,786       3,681       2,990       3,096
Total Assets                                    36,833      28,800       9,020       7,272       7,175
Long-term obligations, less current portion       --          --         1,582       1,635       2,290
Accumulated deficit                             (7,848)    (10,100)    (14,159)    (15,678)    (16,190)
Total stockholders' equity                      29,277      24,525       3,757       2,233       1,715


       Note that the income from operations for the fiscal year ended December 31, 1996, includes a $4.6 million charge for the acquisition of in-process technology and acquisition costs related to the Company's acquisition of NovelTech Systems, Inc.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

       Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as under "Item I. Business - Business Risks."

       Molecular Devices was founded in 1983 to address new fundamental scientific discoveries and develop bioanalytical tools in order to accelerate and improve the cost effectiveness of the drug discovery and development process. The Company has made significant investment in developing a portfolio of proprietary core technologies. The Company's first product, the Vmax, was introduced in 1987. Vmax was the first in a series of products establishing the Company's MAXline family of microplate readers. In 1989, the Company commercialized its first biosensor product using its proprietary Light Addressable Potentiometric Sensor ("LAPS") technology with the introduction of the Threshold product family. In 1992, the second biosensor product, Cytosensor, was introduced, thus broadening the application of the Company's LAPS technology. In 1994, the Company launched the first in a new generation of the MAXline product family, SPECTRAmax 250 followed by the SPECTRAmax 340 in 1995. In November 1995, the Company introduced the Cytosampler Automated Delivery System, which allows unattended continuous operation of the Company's existing 4- and 8-chamber Cytosensor Systems. In the second half of 1996 the Company launched the first MAXline product with fluorescence reading capability, the fMAX, and a robotics device that compliments the entire MAXline product family, the ROBOmax.

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

       Subsequent to the acquisition of NovelTech, the Company introduced its first high throughput optical screening tool, the FLIPR (Flourometric Imaging Plate Reader) system. The FLIPR system joins Cytosensor as a member of the Company's Cell Analysis product family.

       The Company's revenues have historically been generated by bioanalytical instrument and consumable sales and contract research revenues. Sales of the Company's MAXline Microplate Readers accounted for 54%, 56% and 60% of product revenues in 1996, 1995 and 1994, respectively. The Company believes that sales of MAXline products will continue to account for a significant portion of its product revenues. Both the Threshold and Cell Analysis Systems are subject to long customer procurement processes as a result of the significant capital commitments required by customers. For example, the Company estimates that the sales cycle for a Cell Analysis System typically ranges from three to twelve months from initial inquiry to purchase order. Consequently, the Company believes that any significant sales increase for these products would take longer to materialize than that seen with MAXline.

       The Company also develops and markets a broad range of services, software and consumables including ultraviolet-transparent microplates for the MAXline Microplate Readers, assay kits for the Threshold System and disposable capsules for the Cytosensor System. Sales of service, software and consumables accounted for 17%, 23% and 24% of product revenues in 1996, 1995 and 1994, respectively.

       The Company's contract revenues since 1990 have consisted primarily of research funding from the United States Advanced Research Projects Agency
("ARPA") pursuant to a research contract that concluded in early 1996. In connection with the completion of the ARPA contract, the Company restructured its research and development activities to increase focus on commercial opportunities. As a result, the development and engineering groups have increased in size, while the research group has been reduced, leading to an overall reduction in research and development spending but to an increase in spending for Company-funded research and development. The Company believes that contract research revenues will be less significant in future periods, and that product revenues will be its primary source of revenues.

       The Company's revenues tend to exhibit a seasonal pattern, with the Company typically experiencing a decrease in sales in the first quarter as compared to the fourth quarter because of budgetary and capital equipment purchasing patterns in the life sciences industry. The Company has also typically experienced a decrease in product revenues in the third quarter compared to the second quarter, related to seasonality primarily associated with lower European and academic sales during the summer months. The Company's product revenues increased in the third quarter of 1996 compared to the second quarter of 1996 primarily due to the introduction of new Cell Analysis products. The Company, however, expects the third quarter seasonality trend to continue in future years as the Company increases its efforts to penetrate international markets. Product sales to customers outside of the United States accounted for approximately 40%, 37% and 38% of the Company's product revenues in 1996, 1995 and 1994, respectively.

       During 1994, 1995 and 1996, the Company had not provided for income taxes outside of some minor federal, state and foreign taxes. As of December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $3.4 million and $940,000, respectively. The Company also had federal research and development tax credit carryforwards of approximately $672,000. The federal net operating loss and credits will expire at various dates beginning in 2004 through 2007, if not utilized. The state net operating loss and credits will expire at various dates beginning in 1997 through 1998, if not utilized. For the year ended December 31, 1996, the tax provision reflects a benefit of approximately 100% of income before taxes, relating primarily to net deferred tax assets which have been recorded (by way of a reduced valuation allowance). The net deferred tax assets recorded represent the Company's net operating loss carryforwards expected to be utilized in 1997. Based upon the results of operations over the last several years, the Company believes that it is more likely than not that these tax benefits will be realized. However, realization of the net deferred tax assets will depend on future earnings resulting from continued success from the Company's operations. Once the Company utilizes its net operating loss carryforwards and tax credits, it expects its tax liability to reflect effective tax rates of 37% to 39%, absent changes in tax rates.

       Although the Company has been profitable in each of the last seventeen quarters, excluding the $4.6 million charge for the acquisition of in-process technology and acquisition costs in the second quarter of 1996, the Company had an accumulated deficit of approximately $7.8 million at December 31, 1996.

Results of Operations

Years ended December 31, 1996, 1995 and 1994

       Product  revenues.   Product  revenues  for  1996  increased  by  32%  to
approximately $30.6 million from approximately $23.1 million in 1995. The MAXline and Cell Analysis product families showed increased levels of revenue. MAXline product revenues increased primarily due to greater sales of SPECTRAmax products worldwide. Cell Analysis product revenues increased due to the introduction of new products and increased international instrument shipments. Threshold product family revenues decreased primarily due to lower shipments to the US Army and decreased revenues from the sale of commercial Threshold products worldwide.

       Product revenues for 1995 increased by 25% to approximately $23.1 million from approximately $18.5 million in 1994. All of the Company's product families showed increased levels of revenues both in the US and internationally.

MAXline product revenues increased primarily due to sales of the SPECTRAmax 250 and 340. Threshold product revenues increased primarily as a result of growth in US Government orders. Cell Analysis product revenues increased primarily as a result of the Company's Academic Grant Placement Program, which had the effect of increasing instrument unit sales. This program targeted academic institutions for placement of Cytosensors utilizing a matching grant by the Company to the institution for use in purchasing the Company's products. The increase in instrument unit sales was offset partially by a decrease in average selling price.

       Contract revenues. Contract revenues for 1996 decreased by 87% to approximately $330,000 from $2.5 million in 1995. Contract revenues for 1995 decreased by 37% to approximately $2.5 million from approximately $3.9 million in 1994. The reduction in the contract revenue for both periods is due primarily to the substantial completion of the Company's ARPA contract in late 1995.

       Gross margin on product revenues. In 1996, gross margin on product revenues decreased to 62.1% from 63.3% in 1995. The decrease was primarily due to the introduction of new lower margin Cell Analysis products and decreased Threshold product shipments.

       In 1995, gross margin on product revenues increased to 63.3% from 62.5% in 1994. The increase in gross margin on product revenues in 1995 over 1994 primarily resulted from volume-related cost improvements which were partially offset by lower margins due to the Company's Academic Grant Placement Program.

       Cost of contract revenues. The cost of contract revenues for 1996 decreased by 92% to approximately $160,000 from approximately $1.9 million in 1995. The cost of contract revenues for 1995 decreased by 41% to approximately $1.9 million from approximately $3.3 million in 1994. The reduction in cost of contract revenues for both periods is in line with the corresponding reduction in contract revenues.

       Company-funded research and development. Company-funded research and development expenses for 1996 increased by 26% to approximately $4.6 million from approximately $3.6 million for 1995 and by 36% in 1995 from approximately $2.7 million in 1994. These increases were both due to the continued buildup of research and development projects focused on commercial products independent of government-funded research projects. Company-funded research and development expenses as a percentage of product revenues were 15.0%, 15.7% and 14.4% for 1996, 1995 and 1994, respectively.

       Charge for acquired in-process research and development. The Company recorded a charge of approximately $4.6 million during the second quarter of 1996 due to the write-off of acquired in-process research and development and acquisition related costs related to the Company's acquisition of NovelTech Systems, Inc. on June 7, 1996. The acquired in-process technology represents the appraised value of technology in the development stage that had not yet reached economic and technological feasibility and does not have alternative future uses. The Company determined this amount to be in-process research and development and recorded the charge based on, among other factors, the stage of development of each product acquired, the time and resources needed to complete product development, expected income and associated risks. A total of $150,000 of the purchase price was capitalized as completed research and development and is being amortized over two years, the estimated useful life of the acquired technology. See Note 4 of "Notes to Consolidated Financial Statements" included in Part IV.

       Selling, general and administrative. Selling, general and administrative expenses for 1996 increased by 16% to approximately $9.9 million from approximately $8.5 million in 1995 and by 9% in 1995 compared to $7.8 million in 1994. The increased spending for both periods is primarily the result of additional spending on marketing and sales related activities as the Company continued to expand market coverage. Selling, general and administrative expenses as a percentage of product revenues were 32.4%, 37% and 42.2% in 1996, 1995 and 1994, respectively.

       Interest income (expense) net. Net interest and other income for 1996 was approximately $1.1 million as compared to net interest and other expense of approximately $33,000 and $201,000 for 1995 and 1994, respectively. The increased net interest and other income for both periods relates primarily to interest income earned on the proceeds of the Company's initial public offering completed in December 1995. In addition, interest expense decreased as the proceeds of the offering were used to repay certain interest-bearing debt instruments in December 1995.

       Provision for taxes. For the years ended December 31, 1996 and 1995, the Company recorded income tax benefits of approximately $1.1 million for both periods relating primarily to a reduced valuation allowance on the Company's net deferred tax assets. The income tax benefit had the effect of increasing net income for that period.

Liquidity and Capital Resources

       Since 1993, the Company has financed its operations primarily from cash flow provided by operations, which contributed $4.6 million, $4.5 million and $758,000 in 1996, 1995 and 1994, respectively. Net cash used in investing activities was $1.9 million, $562,000 and $978,000 in 1996, 1995 and 1994, respectively, primarily for capital expenditures, and, in 1996, $1.2 million of cash was used in investing activities related to the acquisition of NovelTech. The larger capital expenditure use in 1994 reflected expenditures associated with the Company's relocation into new facilities. Net cash provided by financing activities was $535,000 and $14.3 million, respectively, for 1996 and 1995, while net cash used in financing activities was $547,000 for 1994. The larger proceeds in 1995 reflected primarily the proceeds from the initial public offering as offset by repayment of various debt instruments from the proceeds of the offering. The 1996 proceeds relate primarily to stock option exercises and issuance of stock under the 1995 Stock Purchase Plan. The 1994 use of funds reflected primarily repayments of credit arrangements.

       The Company believes that existing capital resources will be sufficient to fund its operations through at least 1998. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the resources the Company devotes to developing, manufacturing and marketing its products, the extent to which the Company's products generate market acceptance and demand and other factors. As such, there can be no assurances that the Company will not require additional financing within this time frame and, therefore, the Company may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.


Item 8 - Financial Statements and Supplementary Data

       The following consolidated financial statements of the Company and financial statement schedules are attached to this report as pages F-1 through F-15.

         Financial Statements:

               o    Report of Ernst & Young LLP, Independent Auditors
               o    Consolidated Balance Sheets at December 31, 1996 and 1995
               o Consolidated Statements of Income for each of the three years in the period ended December 31, 1996
               o Consolidated Statement of Stockholders' Equity for the three years in the period ended December 31, 1996
               o Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996
               o    Notes to Consolidated Financial Statements

        Financial Statement Schedules:

               Schedule II - Valuation and Qualifying Accounts

       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9 - Changes In and Disagreements with Accountants on Accounting Financial Disclosures

         Not applicable.

                                    PART III

--------------------------------------------------------------------------------
Item 10 - Directors and Executive Officers of the Registrant

       Information with respect to Directors and Executive Officers may be found in the Sections entitled "Proposal 1 -- Election of Directors," and "Executive Officers of the Company", respectively, appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 16, 1997. Such information is incorporated herein by reference.

Item 11 - Executive Compensation

       The information required by this item is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.


Item 12 - Security Ownership of Certain Beneficial Owners and Management

       The information required by this item is set forth in the Proxy Statement
under  the  heading  "Security   Ownership  of  Certain  Beneficial  Owners  and
Management," which information is incorporated herein by reference.


Item 13 - Certain Relationships and Related Transactions

        None.

                                     PART IV

--------------------------------------------------------------------------------


Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

     1. Financial Statements - See Index to Consolidated Financial Statements as Item 8 on page 24 of this report.

     2. Financial Statement Schedules - See Index to Consolidated Financial Statements as Item 8 on page 24 of this report.

     3.   Exhibits

     Exhibit                           Description of Document
     Number

     2.1  (1) Form of Agreement and Plan of Merger  between the  Registrant  and
              Molecular Devices Corporation, a California Corporation ..........

     3.1  (1) Amended and Restated  Certificate of Incorporation of Registrant .

     3.2  (1) Bylaws of the Registrant .........................................

     4.1  (1) Specimen Certificate of Common Stock of Registrant ...............

     4.2  (1) Reference is made to Exhibits 3.1 through 3.2 ....................

     10.1 (1) 1988 Stock Option Plan ...........................................

     10.2 (1) Form of Incentive Stock Option under the 1988 Stock Option Plan ..

     10.3 (1) Form of Supplemental Stock Option under the 1988 Stock Option Plan

     10.4 (1) 1995 Employee  Stock Purchase Plan ...............................

     10.5 (1) 1995 Non-Employee  Directors' Stock Option Plan ..................

     10.6 (1) Form of  Nonstatutory  Stock  Option  under the 1995  Non-Empolyee
              Directors' Stock Option Plan .....................................

     10.7 (1) 1995 Stock Option Plan ...........................................

     10.8 (1) Form of Incentive  Stock Option under the 1995 Stock Option Plan..

     10.9 (1) Form of Nonstatutory Stock Option under the 1995 Stock Option Plan

     10.10(1) Form of Early  Exercise Stock  Purchase  Agreement  under the 1995
              Stock Option Plan ................................................

     10.11(1) Form  of  Indemnity  Agreement  between  the  Registrant  and  its
              Directors and Executive Officers .................................

     10.12(1) Consulting  Agreement  dated  July  20,  1988 by and  between  the
              Registrant and Harden M. McConnell, Ph.D. ........................

     10.13(1) Lease  Agreement  dated January 17, 1994 by and between Aetna Life
              Insurance Company and the Registrant .............................

     10.14(1) Business  Loan  Agreement  dated March 26, 1991 by and between the
              Registrant and Silicon Valley Bank with related Promissory Note dated April 17, 1995. Loan Modification Agreement dated April 17,
              1995 and Security Agreement dated November 22, 1989 ..............

     10.15(1) Series E Preferred  Stock  Purchase  Agreement  dated December 12,
              1989 of the Registrant ...........................................

     10.16(2) Stock  Purchase  Agreement  dated June 7, 1996, by and between the
              Registrant  and  NovelTech  Systems,  Inc.,  Brad  Neagle and Kirk
              Schroeder (with Exhibit A. Certain Definitions) ..................

     11.1     Computation  of Net Income Per Share .............................

     21.1 (1) Subsidiaries of the Registrant ...................................

     23.1     Consent of Independent Auditors, Ernst & Young LLP ...............

--------------------
          (1) Incorporated by reference to the similarly described exhibit in the Company's Registration statement on Form S-1 (File No. 33-98926), as amended.

          (2) Incorporated by reference to the similarly described exhibit in the Company's Form 8-K Current Report dated June 7, 1996, and filed June 21, 1996 (as amended August 31, 1996).

          (b)  Reports on Form 8-K

               A report on Form 8-K dated June 7, 1996, was filed on June 21, 1996. An amended report on Form 8-K dated June 7, 1996, was filed on August 13, 1996.

          (c)  Exhibits

               See Item 14(a) above.

          (d)  Financial Statement Schedule

               See Item 14(a) above.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1996.

                                      MOLECULAR DEVICES CORPORATION

                                     By:      James P. Iuliano
                                        ----------------------------------
                                     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                       Date
         ---------                                   -----                                       ----

         James P. Iuliano                            President, Chief Executive Officer and      March 27, 1997
--------------------------------------------         Director (Principal Executive Officer)
         James P. Iuliano


         Andrew H. Galligan                          Vice President, Finance and Chief           March 27, 1997
--------------------------------------------         Financial Officer  (Principal
         Andrew H. Galligan                          Financial and Accounting Officer)



         Moshe H. Alafi                                                                          March 27, 1997
--------------------------------------------
         Moshe H. Alafi                              Director


         David L. Anderson                                                                       March 27, 1997
--------------------------------------------
         David L. Anderson                           Director


         A. Blaine Bowman                                                                        March 27, 1997
--------------------------------------------
         A. Blaine Bowman                            Director


         Paul Goddard, Ph.D.                                                                     March 27, 1997
--------------------------------------------
         Paul Goddard, Ph.D.                         Director


         Andre F. Marion                                                                         March 27, 1997
--------------------------------------------
         Andre F. Marion                             Director


         Harden M. McConnell, Ph.D.                                                              March 27, 1997
--------------------------------------------
         Harden M. McConnell, Ph.D.                 Director


         J. Allan Waitz, Ph.D.                                                                   March 27, 1997
--------------------------------------------
         J. Allan Waitz, Ph.D.                       Director

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Molecular Devices Corporation

         We have audited the accompanying consolidated balance sheets of Molecular Devices Corporation as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molecular Devices Corporation at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                 ERNST & YOUNG LLP


Palo Alto, California
January 14, 1997


                                             MOLECULAR DEVICES CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except share and per share amounts)

                                                                                          December 31,
                                                                                   --------------------------
                                                                                      1996            1995
                                                                                   ------------    ----------
Assets:
Current assets:
   Cash and cash equivalents                                                       $    23,727    $    20,379
   Accounts receivable including contract
     receivables, net of allowance for doubtful
     accounts of $196 and $168 at
     December 31, 1996 and 1995, respectively                                            5,396          3,987
   Inventories                                                                           2,470          1,393
   Deferred tax asset                                                                    3,216          1,161
   Other current assets                                                                    142            141
                                                                                   -----------    -----------
        Total current assets                                                            34,951         27,061
Equipment and leasehold  improvements, net                                               1,632          1,588
Other assets                                                                               250            151
                                                                                   -----------    -----------
                                                                                   $    36,833    $    28,800
                                                                                   ===========    ===========

Liabilities and stockholders' equity:
Current liabilities:
   Accounts payable                                                                $     1,933    $       932
   Accrued compensation                                                                  1,027            876
   Other accrued liabilities                                                             2,500          1,915
   Deferred revenue                                                                        596            476
   Current obligations under credit arrangements                                          --               76
   Current obligations under promissory notes                                            1,500           --
                                                                                   -----------    -----------
        Total current liabilities                                                        7,556          4,275

Commitments

Stockholders' equity:
   Preferred stock, no par value, issuable in series;
     3,000,000 shares authorized, no shares issued
     and outstanding at December 31, 1996 and 1995,
     respectively                                                                         --             --
   Common stock, $.001 par value; 30,000,000
     shares authorized; 8,988,094 and
     8,687,791 shares issued and outstanding,
     respectively, at December 31, 1996 and 1995                                             9              8
   Additional paid-in capital                                                           37,462         35,159
   Accumulated deficit                                                                  (7,848)       (10,100)
   Deferred compensation                                                                  (401)          (537)
   Accumulated translation adjustment                                                       55             (5)
                                                                                   -----------    -----------
        Total stockholders' equity                                                      29,277         24,525
                                                                                   -----------    -----------
                                                                                   $    36,833    $    28,800
                                                                                   ===========    ===========

                                                See accompanying notes.

                          MOLECULAR DEVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                    Years ended December 31,
                                                --------------------------------
                                                  1996        1995       1994
                                                --------    --------   --------

Revenues:
   Product revenues                             $ 30,596    $ 23,116   $ 18,516
   Contract revenues                                 330       2,499      3,944
                                                --------    --------   --------
     Total revenues                               30,926      25,615     22,460
                                                --------    --------   --------

Cost of revenues:
   Cost of product revenues                       11,581       8,482      6,939
   Cost of contract revenues                         160       1,934      3,260
                                                --------    --------   --------
     Total cost of revenues                       11,741      10,416     10,199
                                                --------    --------   --------

     Gross margin                                 19,185      15,199     12,261
                                                --------    --------   --------

Operating expenses:
   Company-funded research and development         4,581       3,639      2,676
   Charge for acquired in-process research
     and development                               4,637        --         --
   Selling, general and administrative             9,920       8,549      7,822
                                                --------    --------   --------
     Total operating expenses                     19,138      12,188     10,498
                                                --------    --------   --------

Income from operations                                47       3,011      1,763
Interest income                                    1,071         188         57
Interest expense                                      (6)       (221)      (256)
Other expense, net                                    14        --           (2)
                                                --------    --------   --------
Income before income taxes                         1,126       2,978      1,562
Income tax benefit (provision)                     1,126       1,081        (43)
                                                --------    --------   --------

Net income                                      $  2,252    $  4,059   $  1,519
                                                ========    ========   ========

Net income per share (fully diluted for 1995)   $   0.24    $   0.52   $   0.20
                                                ========    ========   ========

Shares used in computing net income per share      9,524       7,851      7,586
                                                ========    ========   ========


                             See accompanying notes.

                                                     MOLECULAR DEVICES CORPORATION
                                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (In thousands, except share and per share amounts)

                                                              Additional                         Accumulated    Total
                                      Preferred     Common     Paid-in   Accumulated  Deferred   Translation Stockholders'
                                        Stock       Stock      Capital     Deficit  Compensation  Adjustment   Equity
                                      ------------------------------------------------------------------------------------

Balance at December 31, 1993          $ 17,672    $    250    $   --     $(15,678)   $   --      $    (11)   $  2,233
 Issuance of 8,472 shares of common
  stock for options exercised             --            13        --         --          --          --            13
 Currenency translations adjustment       --          --          --         --          --            (8)         (8)
 Net income                               --          --          --        1,519        --          --         1,519
                                      --------    --------    --------   --------    --------    --------    --------

Balance at December 31, 1994            17,672         263        --      (14,159)       --           (19)      3,757
  Issuance of 63,459 shares of
   common stock for options
   exercised                              --           114        --         --          --          --           114
  Deferred compensation                   --           578        --         --          (578)       --          --
  Establishment of $.001 per
    share par value                       --          (954)        954       --          --          --          --
  Conversion of 2,243,378 shares of
    preferred stock                    (17,672)          5      17,667       --          --          --          --
  Issuance of 1,700,000 shares of
    common stock, net of issuance
    costs                                 --             2      16,538       --          --          --        16,540
  Amortization of deferred
    compensation                          --          --          --         --            41        --            41
 Currency translation adjustment          --          --          --         --          --            14          14
 Net income                               --          --          --        4,059        --          --         4,059
                                      --------    --------    --------   --------    --------    --------    --------

Balance at December 31, 1995              --             8      35,159    (10,100)       (537)         (5)     24,525
 Issuance of 112,864 shares of
    common stock for options
    exercised                             --          --           273       --          --          --           273
 Issuance of 41,097 shares of
    common stock under employee
    stock purchase plan                   --          --           337       --          --          --           337
 Issuance of 146,342 shares of
    common stock in connection
    with acquisition                      --             1       1,482       --          --          --         1,483
 Tax benefits from employee stock
    transactions                          --          --           211       --          --          --           211
 Amortization of deferred
    compensation                          --          --          --         --           136        --           136
 Currency translation adjustment          --          --          --         --          --            60          60
 Net income                               --          --          --        2,252        --          --         2,252
                                      --------    --------    --------   --------    --------    --------    --------

Balance at December 31, 1996          $   --      $      9    $ 37,462   $ (7,848)   $   (401)   $     55    $ 29,277
                                      ========    ========    ========   ========    ========    ========    ========

                                                             See accompanying notes.

                          MOLECULAR DEVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                     Years Ended December 31,
                                                 --------------------------------
                                                   1996       1995        1994
                                                 --------    --------    --------
Cash flows from operating activities:
Net income                                        $  2,252    $  4,059    $  1,519
Adjustments to  reconcile  net  income
  to net cash used in operating activities:
    Depreciation and amortization                      636         671         588
    Loss on disposal of fixed assets                    40          26        --
    Charge for acquired in-process research
      and development                                4,425        --          --
    Amortization of deferred compensation              136          41        --
    (Increase) decrease in assets:
      Accounts receivable                           (1,160)       (372)     (1,463)
      Inventories                                     (817)         37        (220)
      Deferred tax  asset                           (2,055)     (1,161)       --
      Other current assets                              (1)        (25)        (60)
    Increase (decrease) in liabilities:
      Accounts payable                                 916         (87)        386
      Accrued compensation                             151         178          (6)
      Other accrued liabilities                        (31)        882        (259)
      Deferred revenue                                 120         203         273
                                                  --------    --------    --------
 Net cash provided by operating activities           4,612       4,452         758
                                                  --------    --------    --------
 Cash flows from investing activities:
 Capital expenditures                                 (711)       (495)       (985)
 Acquisition of NovelTech Systems, Inc.
   net of cash on hand                              (1,198)       --          --
 Other assets                                           51         (67)          7
                                                  --------    --------    --------
 Net cash used in investing activities              (1,858)       (562)       (978)
                                                  --------    --------    --------
 Cash flows from financing activities:
 Borrowings under credit arrangements                 --          --           209
 Repayments on credit arrangements                     (76)     (2,379)       (769)
 Issuance of common stock, net                         610      16,654          13
                                                  --------    --------    --------
 Net cash provided by (used in)
   financing activities                                534      14,275        (547)
                                                  --------    --------    --------
 Effect of exchange rate changes on cash                60          13          (8)
                                                  --------    --------    --------
 Net increase (decrease) in cash and cash
   equivalents                                       3,348      18,178        (775)
 Cash and cash equivalents at beginning of year     20,379       2,201       2,976
                                                  --------    --------    --------
 Cash and cash equivalents at end of year         $ 23,727    $ 20,379    $  2,201
                                                  ========    ========    ========
 Supplemental  cash  flow  information:
 Cash paid during the year for:
   Interest                                       $      6    $    218    $    249
                                                  ========    ========    ========
   Income taxes                                   $    360    $     40    $     12
                                                  ========    ========    ========
 Supplemental schedule of noncash
   investing and financing activities:
 Equipment and leasehold improvements financed
   under secured credit agreements                $   --      $    215    $    390
                                                  ========    ========    ========
 Disposals of fully depreciated equipment
   and  leasehold improvements                    $    465    $    383    $    736
                                                  ========    ========    ========
 Conversion of 2,243,378 shares of
   preferred stock                                $   --      $ 17,672    $   --
                                                  ========    ========    ========
 Issuance of 146,342 shares of common stock
   in connection with acquisition                 $  1,483    $   --      $   --
                                                  ========    ========    ========
 Issuance of promissory notes in connection
   with acquisition                               $  1,500    $   --      $   --
                                                  ========    ========    ========

                             See accompanying notes.

                          MOLECULAR DEVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

       Molecular Devices Corporation (the "Company") was reincorporated in Delaware in December 1995. It was founded as a California Corporation in 1983 and is principally involved in the design, development, manufacture, sale and service of bioanalytical measurement systems for life sciences applications. The principal markets for the Company's products include pharmaceutical, biotechnology and industrial companies, as well as universities, government research laboratories and other institutions.

       The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiaries in Germany and the United Kingdom. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

       The Company invests its excess cash primarily in demand deposits with United States banks and money market accounts and short-term securities. These securities, consisting of commercial paper and U.S. government treasury bills, are carried at market value (which approximates cost), typically mature or are redeemable within 90 days, and bear minimal risk. The Company has not experienced any significant losses on the investments.

       The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

       The Company's investments at December 31, 1996 are comprised of short-term corporate and government and nongovernment debt instruments that are classified as cash equivalents. Due to the highly liquid nature of the Company's investments, the adjusted cost basis of the investments approximates fair value at December 31, 1996, and therefore unrealized gains or losses at this date are immaterial.

Concentration of Credit Risk

       The Company sells its products primarily to corporations, academic institutions, government entities and distributors within the life sciences research market. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

Inventories

       Inventories are stated on a first-in, first-out basis at the lower of cost or market. Demonstration equipment, included in inventories, is amortized over two years.

Equipment and Leasehold Improvements

       Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (ranging from three to five years). Leasehold improvements are amortized over the remaining term of the lease.

Foreign Currency Translation

       The Company translates the assets and liabilities of its foreign subsidiaries into dollars at the rates of exchange in effect at the end of the period and translates revenues and expenses using rates in effect during the period. Gains and losses from these translations are accumulated as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are immaterial and are included in the statements of income.

Revenue Recognition and Warranty

       The Company recognizes product revenue at the time of product shipment directly either to a customer or to a distributor and provides for estimated warranty expense at the time of sale. There are no significant customer acceptance requirements or post shipment obligations on the part of the Company. Service contract revenue is deferred at the time of sale and recognized ratably over the period of performance.

       Contract revenue consists of revenue from collaboration agreements, substantially all of which have been with the U.S. government. The Company recognizes revenues as costs are incurred for cost reimbursement contracts. The costs incurred under these contracts are included in cost of contract revenues.

Advertising Costs

       The Company expenses the cost of advertising as incurred. The Company incurred advertising costs of approximately $680,000, $611,000 and $443,000 for 1996, 1995, and 1994, respectively.

Per Share Data

       Except as noted below, net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method) when their effect is dilutive. In addition, pursuant to Securities and Exchange Commission Staff Accounting Bulletins and Staff policy, common and common equivalent shares issued by the Company during the twelve-month period prior to the Company's initial public offering have been included in the calculation of common and common equivalent shares through September 30, 1995 using the treasury stock method and the public offering price as if they were outstanding for all periods prior to the initial public offering.

Stock Based Compensation

       Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its Stock Option Plans and, accordingly, recognizes no compensation expense for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant. Note 5 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share for 1996 and 1995 if the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123.

Reclassifications

       Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

Note 2.  Balance Sheet Amounts

                                                              December 31,
                                                          ---------------------
                                                          1996            1995
                                                          ----            ----
                                                             (In thousands)

Inventories:
    Raw materials                                        $  895          $  558
    Work-in process                                         488             368
    Finished goods and demonstration equipment            1,087             467
                                                         ------          ------
                                                         $2,470          $1,393
                                                         ======          ======

Equipment and leasehold improvements:
    Machinery and equipment                              $4,343          $3,965
    Machinery and equipment under capital lease            --               253
    Furniture and fixtures                                  685             628
    Leasehold improvements                                  488             452
                                                         ------          ------
                                                          5,516           5,298
Less accumulated depreciation and amortization            3,884           3,710
                                                         ------          ------
Net equipment and leasehold improvements                 $1,632          $1,588
                                                         ======          ======

Other accrued liabilities:
    Accrued income tax                                   $  440          $   42
    Warranty                                                278             302
    Customer deposits                                       379               8
    Sales tax payable                                       307             391
    Initial public offering costs                          --               300
    Other                                                 1,096             872
                                                         ------          ------
                                                         $2,500          $1,915
                                                         ======          ======


Note 3. Commitments

       The Company occupies a facility under an operating lease which commenced on September 1, 1994 and expires on August 31, 2001. Future minimum lease payments under the operating lease at December 31, 1996 are $541,000 for each of the next four years and $360,000 for the first eight months of 2001. Rent expense under operating leases was approximately $541,000, $541,000 and $612,000 for 1996, 1995 and 1994, respectively (net of sublease income of approximately $41,000 in 1994).

       The company has contractual commitments for the purchase of certain resale products with two different vendors. Minimum purchase commitments, at current prices, are approximately $750,000 and $695,000 through September of 1997 and April of 1998, respectively. These purchase commitments are not expected to result in losses.

Note 4.  Acquisition of NovelTech Systems, Inc.

       On June 7, 1996, the Company acquired all of the outstanding stock of NovelTech Systems, Inc. ("NovelTech") for a cash payment at closing of $1,500,000, issuance of two promissory notes valued at $750,000 each and issuance of 146,342 shares of the Company's common stock valued at $1,482,444 as of the closing date. The promissory notes were due and payable on the later of January 2, 1997, or upon completion of "Technology Transfer." In the event that payment was not made on the defined payment date, interest would commence to accrue from the payment date on the unpaid principal balance at an annual rate of 2% above prime rate charged by the United States major commercial banks in effect at that time. The notes were repaid in full on January 2, 1997. The acquisition was accounted for as a purchase and the total purchase price of $4,692,391, including $209,947 of acquisition related costs, was allocated based on an independent appraisal as follows:

  Excess of liabilities over tangible assets                      $   (94,389)
  Acquired developed technology                                        150,000
  Acquired in-process technology and acquisition related costs       4,636,780
                                                                   -----------
          Total purchase price                                    $  4,692,391
                                                                   ===========


       The purchase price allocation has resulted in a $4,636,780 charge to acquired in-process technology and acquisition related costs in the second quarter of 1996. This charge is not deductible for federal or state tax purposes. The acquired in-process technology represents the appraised value of technology in the development stage that had not yet reached technological feasibility and does not have alternative future uses. In reaching this determination, the Company considered, among other factors, the stage of development of each product, the time and resources needed to complete each product, and expected income and associated risks. The results of NovelTech are consolidated from June 8, 1996.

       Pro forma consolidated results for the Company as if the acquisition had been consummated January 1, 1996, are as follows (in thousands except per share amounts):

                                                             Year ended
                                                      December 31, 1996
                                                      -----------------
               Revenue                                $          31,647
               Net income                                         6,741
               Net income per share                                 .70

       The pro forma information does not purport to be indicative of the results that actually would have occurred had the acquisition been consummated January 1, 1996, or of results which may occur in the future. Nonrecurring charges, such as the charge for acquired in-process technology and acquisition related costs resulting from the acquisition, are not reflected in the pro forma financial summary.


Note 5.  Stockholders' Equity

Capital Stock

       In December 1995, the Company completed the initial public offering of its common stock. The Company issued 1,700,000 shares for net proceeds of $16,540,000. Concurrent with the closing of the initial public offering, previously outstanding shares of Series A, B, C, D and E preferred stock were converted into shares of common stock at a rate of one-for-two. Additionally, the previously outstanding shares of common stock were reverse split 2-for-3. All the share and per share data in the accompanying financial statements has been adjusted retroactively to give effect to the reverse stock split.

       Concurrent with the reincorporation of the Company in Delaware, a par value of $.001 per share was established by the Board of Directors and the number of authorized shares of common stock was increased to 30,000,000 from 8,000,000.

Stock Options

       Under the Company's 1995 Stock Option Plan ("1995 Plan"), a total of 750,000 shares of the Company's common stock have been reserved for issuance as either incentive or nonqualified stock options to officers, directors, employees and consultants of the Company. Option grants expire in ten years and generally become exercisable in increments over a period of five years from the date of grant. Options may be granted with different vesting terms from time to time.

       Under the Company's 1988 Stock Option Plan ("1988 Plan"), the Company was authorized to grant stock options for up to 1,000,000 shares with terms similar to those of the 1995 Plan. The 1988 Plan was terminated subsequent to the establishment of the 1995 Plan. Options that are not exercised which were outstanding under the 1988 Plan are reserved for future issuance under the 1995 Plan.

       In September 1995, the Company established the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, the Company is authorized to grant nonqualified stock options to purchase up to 247,500 shares of common stock at the fair market value of the common shares at the date of grant. Options granted under the Directors' Plan vest and become exercisable in three equal annual installments commencing one year from the date of the grant.

       Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, recognizes no compensation expense for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands except for per share amount):

                                                         1996            1995
                                                         ----            ----
                 Net income as reported             $   2,252        $  4,059
                 Net income pro forma                   1,901           4,010
                 Earnings per share as reported          0.24            0.52
                 Earnings per share pro forma            0.20            0.52

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                 Expected dividend yield                        0%
                 Expected stock price volatility             61.7%
                 Risk-free interest rate             5.38% - 7.56%
                 Expected life of options                  5 years

       Stock activity under the 1988 and 1995 Stock Option Plans and the Directors' Plan was as follows:

                                                      Shares                                     Weighted
                                                   Available for            Options              Average
                                                   Future Grant           Outstanding         Exercise Price
                                                --------------------   -----------------    -------------------

Balance, December 31, 1993                                  155,524             821,658                  $3.04
   Granted                                                (315,970)             315,970                   3.31
   Exercised                                                   --               (8,472)                   1.56
   Canceled                                                 395,422           (395,422)                   4.71
                                                --------------------   -----------------
Balance, December 31, 1994                                  234,976             733,734                   2.27
   Authorized                                               997,500                --                     --
   Granted                                                (418,554)             418,554                   5.00
   Exercised                                                   --              (63,459)                   1.81
   Canceled                                                  77,490            (77,490)                   2.75
                                                --------------------   -----------------
Balance December 31, 1995                                   891,412           1,011,339                   3.39
   Granted                                                 (74,000)              74,000                  10.62
   Exercised                                                   --             (112,864)                   2.41
   Canceled                                                  40,647            (40,647)                   3.66
                                                --------------------   -----------------
Balance December 31, 1996                                   858,059             931,828                   4.14
                                                ====================   =================


       The  following  table   summarizes   information   concerning   currently
outstanding and exercisable options:

                                       Options Outstanding                             Options Exercisable
                       ---------------------------------------------------       --------------------------------
                                            Weighted
                                            Average            Weighted                                Weighted
                                           Remaining           Average                                 Average
     Range of              Number         Contractual          Exercise              Number            Exercise
  Exercise Price        Outstanding           Life              Price              Exercisable          Price
-------------------    --------------    --------------     --------------       ---------------     ------------
   $0.75 -  1.73              257,851              5.1               $1.73               225,998            $1.72
   $3.00 -  5.25              599,977              8.35              $4.28               184,827             3.85
   $8.00 - 12.00               42,500              9.59              $8.09                   --               --
  $13.50 - 14.38               31,500              9.70             $14.03                   --               --
                       --------------                                            ---------------
                              931,828                                                    410,825
                       ==============                                            ===============


       In September 1995, nonqualified options for 56,223 shares were granted at an exercise price of $5.25 outside of the plans. These options will become exercisable in increments over a period of five years from the date of grant. These options are not included in the tables above.

       In December 1994, the Company's Board of Directors approved a plan to reprice options on 271,480 shares granted during the period from December 1993 through September 1994. Under the plan, employees had the option to amend the terms of their outstanding options to (i) reset the vesting schedule and (ii) lower the original exercise price of $6.00 per share to $3.00 per share. The restated option exercise price represents the estimated fair value of the common shares at the date of the approved plan change. The repriced options are included as both grants and cancellations during 1994 in the above stock activity table.

Deferred Compensation

       For options granted in September 1995, the Company recognized $578,000 as deferred compensation for the excess of the deemed value for accounting purposes of the common stock issuable on exercise of such options over the aggregate exercise price of such options. The deferred compensation expense is being amortized ratably over the vesting period of the options.

Employee Stock Purchase Plan

       Under the Employee Stock Purchase Plan (the "Purchase Plan") 200,000 shares of common stock have been authorized for issuance. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant or purchase date. As of December 31, 1996, 158,903 shares remained available for purchase.

Note 6.  Research and Development Contracts

       Through December 31, 1996, the Company performed research under cost reimbursement contracts with the U.S. government. In 1994, contract revenue included approximately $286,000 related to the reimbursement of cancellation costs recognized in 1993 for a fixed price U.S. government subcontract.

       The Company's most significant government contract was a $12.4 million, five-year, cost-reimbursement type contract with the Advanced Research Project Administration (ARPA) which was substantially completed in late 1995. Under this contract, revenues of approximately $2,259,000 and $3,375,000 were recognized in 1995 and 1994, respectively. All significant research activity was completed in December 1995 and remaining funding approved and unbilled as of December 31, 1996 was $120,000.

Note 7.  Income Taxes

           The components of the (provisions) benefits for income taxes consist of the following:

                                               Years ended December 31,
                                      -----------------------------------------
                                        1996             1995            1994
                                      -------          -------          -------
                                                      (In thousands)
Current:
  Federal                             $  (524)         $   (33)         $    (7)
  State                                  (340)              (9)              (3)
  Foreign                                 (65)             (38)             (33)
                                      -------          -------          -------
                                         (929)             (80)             (43)
Deferred:
  Federal                               1,645            1,018             --
  State                                   410              143             --
  Foreign                                --               --               --
                                      -------          -------          -------
                                        2,055            1,161             --
                                      -------          -------          -------
                                      $ 1,126          $ 1,081          $   (43)
                                      =======          =======          =======



       The (provisions) benefits for income taxes differ from the amounts computed by applying the statutory federal income tax rate to income before income taxes. The source and tax effects of the differences are as follows:


                                                     Years ended December 31,
                                                  -----------------------------
                                                   1996       1995        1994
                                                  -------    -------    -------
                                                          (In thousands)

Income before provision for income taxes          $ 1,126    $ 2,978    $ 1,562
                                                  -------    -------    -------

Income tax at statutory federal rate
   (34% for 1995, 35% for 1996)                   $  (394)   $(1,013)   $  (531)
State income tax, net of federal benefit               46         (9)        (2)
Net operating loss carry forwards                   1,748        980        523
Foreign income taxes                                  (65)       (38)       (33)
Change in valuation allowance                       1,289      1,161       --
Foreign sales corp                                    136       --         --
Charge for acquired in-process research
  and development                                  (1,623)      --         --
Other                                                 (11)      --         --
                                                  -------    -------    -------
                                                  $ 1,126    $ 1,081    $   (43)
                                                  =======    =======    =======


       Foreign pretax income was $72,000 and $197,000 in 1996 and 1994, respectively, while foreign pretax loss was $158,000 in 1995.

       As of December 31, 1996, the company had federal and state net operating loss carryforwards of approximately $3,400,000 and $940,000 respectively. The Company also had federal research and development tax credit carryforwards of approximately $672,000. The federal net operating loss and credit carryforwards will expire at various dates beginning in 2004 through 2007, if not utilized. The California net operating losses will expire at various dates beginning in 1997 through 1998, if not utilized.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. For the year ended December 31, 1996, management has concluded that no valuation allowance is required based on its assessment that current levels of taxable income will be sufficient to realize the tax benefit. Previously, based upon the Company's earnings history, a valuation allowance for deferred tax assets of $3,600,000 and $5,790,000 at December 31, 1995, and December 31, 1994, respectively, was required to reduce the Company's net deferred assets to the amount management determined more likely than not to be realized. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:


                                                          December 31,
                                                   -----------------------------
                                                     1996      1995      1994
                                                     ----      ----      ----
                                                          (In thousands)
Deferred tax assets:
Net operating loss carryforwards                   $ 1,247   $ 2,979    $ 3,773
Research and development credit carryforwards          836       836        752
Non-deductible reserves                                370      --         --
Warranty and accrued expenses                          450      --         --
Other                                                  313       946      1,265
                                                   -------   -------    -------
Total deferred tax assets                            3,216     4,761      5,790
Valuation allowance                                   --      (3,600)    (5,790)
                                                   -------   -------    -------
Net deferred tax asset                             $ 3,216   $ 1,161    $  --
                                                   =======   =======    =======



       The net valuation allowance decreased by $3,600,000, $2,190,000 and $571,000 for the years ended December 31, 1996, 1995, and 1994 respectively.


Note 8.  Industry Segment, Geographic and Customer Information

       The  Company  operates  in  a  single  industry   segment;   the  design,
development, manufacture, sale and service of bioanalytical measurement systems for life sciences applications.

       One of the Company's research contract customers accounted for 10% and 16% of total revenue in 1995 and 1994, respectively.

       Foreign operations of European subsidiaries consist of sales, service and distribution. Intercompany transfers between geographic areas are accounted for at prices that approximate arm's-length transactions. In addition, U.S. export sales approximated $7,828,000, $5,043,000 and $4,840,000 in 1996, 1995, and
1994, respectively. This included revenue from Europe of approximately $3,394,000, $2,239,000 and $2,827,000 in 1996, 1995 and 1994, respectively. In
1996 U.S. export sales included revenue from Asia of approximately $3,470,000.


       Summarized data for the Company's domestic and international operations are as follows:

                                                                                              Adjustments
                                                          United                                  and
                                                          States             Europe           Eliminations         Total
                                                      ----------------    --------------   ------------------  --------------
                                                                                  (In thousands)
       Year Ended
          December 31, 1996
          Revenues                                            $29,102            $4,494           $ (2,670)          $30,926
          Income from operations                                  (38)               56                 29                47
          Identifiable Assets                                  37,291             2,359             (2,817)           36,833

       Year Ended
          December 31, 1995
          Revenues                                            $23,810            $3,590           $ (1,785)          $25,615
          Income from operations                                3,086              (175)               100             3,011
          Identifiable assets                                  29,231             1,787             (2,218)           28,800

       Year Ended
          December 31, 1994
          Revenues                                            $21,757            $2,111           $ (1,408)          $22,460
          Income from operations                                1,651               219               (107)            1,763
          Identifiable assets                                  10,282             2,008             (3,270)            9,020



Note 9.  Comparative Quarterly Financial Data (unaudited)

       Summarized quarterly financial data is as follows:
                                                         First             Second             Third             Fourth
                                                         -----             ------             -----             ------
                                                                   (In thousands, except per share amounts)
       Fiscal 1996
    Net revenues                                         $6,102           $  7,647            $8,217           $8,960
    Gross profits                                         3,860              4,788             5,042            5,495
    Net income (loss)                                     1,093             (3,143)            1,758            2,544
    Net income per share                                 $  .12           $   (.36)           $  .18           $  .26

       Fiscal 1995

    Net revenues                                         $6,010           $  6,537            $6,366           $6,702
    Gross profits                                         3,383              3,926             3,747            4,143
    Net income                                              687              1,080               882            1,410
    Net income per share                                 $  .09           $    .14            $  .12           $  .17


                                                                                                           SCHEDULE II

----------------------------------------------------------------------------------------------------------------------

                                                    MOLECULAR DEVICES CORPORATION
                                                  VALUATION AND QUALIFYING ACCOUNTS
                                                            (In thousands)

                                                                   Balance at                               Balance at
                           Description                            Beginning of   Charged to                     End
                                                                     Period        Costs        Deductions   of Period
                                                                  -----------------------------------------------------
Balance for the year ended December 31, 1994:
   Allowance for doubtful accounts receivable                     $ 376             $  --       $  (82)       $  294
Balance for the year ended December 31, 1995:
   Allowance for doubtful accounts receivable                       294                --         (126)          168
Balance for the year ended December 31, 1996:
   Allowance for doubtful accounts receivable                       168                 35          (7)          196