Form 10-Q
period 1997-03-31
MOLECULAR DEVICES CORP
filed 1997-05-13
CIK 1003113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to _________________

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

                                 YES  X   NO
                                     --       --

As of May 8, 1997, 9,088,263 shares of the Registrant's Common Stock were outstanding.

                          MOLECULAR DEVICES CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX


                                                                            PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER


         ITEM 1. FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 March 31, 1997 and December 31, 1996.....................  2

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 Three Months Ended March 31, 1997 and 1996...............  3

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended March 31, 1997 and 1996...............  4

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....  5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS......................  7



PART II. OTHER INFORMATION


         ITEM 1. LEGAL PROCEEDINGS ....................................... 10

         ITEM 2. CHANGES IN SECURITIES.................................... 10

         ITEM 3. DEFAULTS ON SENIOR SECURITIES............................ 10

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...... 10

         ITEM 5. OTHER INFORMATION........................................ 10

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................... 10

SIGNATURE     ............................................................ 11

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS
                          MOLECULAR DEVICES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                          March 31, December 31,
                                                            1997        1996
                                                            ----        ----
ASSETS:                                                  (unaudited)
  Current assets:
    Cash and cash equivalents                              $ 22,524    $ 23,727
    Accounts receivable, net                                  5,833       5,396
    Inventories                                               3,171       2,470
    Deferred tax assets                                       2,959       3,216
    Other current assets                                        308         142
                                                           --------    --------
        Total current assets                                 34,795      34,951

     Equipment and leasehold improvements, net                1,573       1,632
     Other assets                                               229         250
                                                           --------    --------
                                                           $ 36,597    $ 36,833
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
     Accounts payable                                      $  2,609    $  1,933
     Accrued liabilities                                      2,779       3,527
     Deferred revenue                                           751         596
     Current obligations under promissory notes                --         1,500
                                                           --------    --------
        Total current liabilities                             6,139       7,556

  Stockholders' equity
     Preferred stock, no par value; 3,000,000
         authorized; no shares outstanding                     --          --
     Common stock, $.001 par value; 30,000,000
         shares authorized; 9,050,474 and 8,988,094
         shares issued and outstanding at
         March 31, 1997 and December 31, 1996,
         respectively                                             9           9
     Additional paid-in-capital                              37,644      37,462
     Accumulated deficit                                     (6,821)     (7,848)
     Deferred compensation                                     (367)       (401)
     Accumulated translation adjustment                          (7)         55
                                                           --------    --------
        Total stockholders' equity                           30,458      29,277
                                                           --------    --------
                                                           $ 36,597    $ 36,833
                                                           ========    ========

        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             1997         1996

REVENUES:
  Product revenues                                          $ 8,304      $ 6,005
  Contract revenues                                               2           97
                                                            -------      -------
    Total revenues                                            8,306        6,102
                                                            -------      -------
COST OF REVENUES:
  Cost of product revenues                                    3,191        2,196
  Cost of contract revenues                                    --             46
                                                            -------      -------
    Total cost of revenues                                    3,191        2,242
                                                            -------      -------
    Gross margin                                              5,115        3,860
                                                            -------      -------
OPERATING EXPENSES:
  Company-funded research and development                     1,078        1,029
  Selling, general and administrative                         2,661        2,103
                                                            -------      -------
    Total operating expenses                                  3,739        3,132
                                                            -------      -------

Income  from operations                                       1,376          728
Other income (expense), net                                     281          265
                                                            -------      -------

Income before income taxes                                    1,657          993
Income tax (provision) benefit                                 (630)         100
                                                            -------      -------

NET INCOME                                                  $ 1,027      $ 1,093
                                                            =======      =======

NET INCOME PER SHARE                                        $  0.11      $  0.12
                                                            =======      =======

SHARES USED IN COMPUTING NET INCOME PER SHARE                 9,656        9,427
                                                            =======      =======

        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  1,027    $  1,093
Adjustments to reconcile net income to net
   cash used in operating activities:
              Depreciation and amortization                     159         155
              Amortization of deferred compensation              34          33
              Loss on disposal of fixed asset                    15        --
              (Increase) decrease in assets:
                    Accounts receivable                        (437)        (23)
                    Inventories                                (701)       (389)
                    Deferred tax asset                          257        (173)
                    Other current assets                       (166)          1
               Increase (decrease) in liabilities:
                    Accounts payable                            676         189
                    Accrued liabilities                        (749)       (567)
                    Deferred revenue                            155          13
                                                           --------    --------
Net cash provided by operating activities                       270         332
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                           (115)        (67)
Other assets                                                     22          (6)
                                                           --------    --------
Net cash used in investing activities                           (93)        (73)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit arrangements                              --           (17)
Repayment on promissory notes                                (1,500)       --
Issuance of common stock, net                                   182          23
                                                           --------    --------
Net cash (used in) provided by financing activities          (1,318)          6
                                                           --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH:                        (62)        (10)
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents         (1,203)        255
Cash and cash equivalents at beginning of period             23,727      20,379
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 22,524    $ 20,634
                                                           ========    ========

        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

Certain reclassifications have been made to the financial statements for the three month period ended March 31, 1996 to conform with the 1997 presentation for those periods.

Note 2.  New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (FAS) 128, "Earnings per Share," and FAS 129, "Disclosure of Information about Capital Structure," which are required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share (EPS) and to restate all prior periods as required by FAS 128. Under the new requirements for calculating EPS, the dilutive effect of stock options will be excluded from a new EPS measure, Basic EPS. The impact is expected to result in an increase in Basic EPS for the first quarter ended March 31, 1997 and March 31, 1996; however, this impact is not expected to be material. The impact of FAS 128 on the calculation of the second new EPS measure, Diluted Earnings Per Share, for these quarters is not expected to be material.

FAS 129 consolidates existing guidance relating to disclosure about a company's capital structure. Since the Company has been in compliance with existing disclosure requirements of its capital structure, adoption of FAS 129 is not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

Note 3. Inventories

Inventories consist of (in thousands):

                                     March 31, 1997         December 31, 1996
                                     --------------         -----------------

Finished goods                      $        1,772         $        1,087
Work in process                                361                    488
Raw materials and subassemblies              1,038                    895
                                      -------------          -------------
                                    $        3,171         $        2,470
                                      =============          =============

Note 4. Promissory Notes

The Company repaid in full two promissory notes valued at $750,000 each on January 2, 1997.

Note 5. Income Taxes

An income tax provision of $630,000 was recorded for the three-month period ended March 31, 1997. An income tax benefit of $100,000 was recorded for the three-month period ended March 31, 1996. The benefit recorded for the three-month period ended March 31, 1996, resulted primarily from the reduction of the valuation allowance on the net deferred tax assets due to anticipated pretax income. As of December 31, 1996, management concluded that no valuation allowance was required on the net deferred tax asset based on its assessment that current levels of income would be sufficient to realize the tax benefit.

Note 6. Net Income Per Share

Net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method).

                          MOLECULAR DEVICES CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 27, 1997.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996 contained in the Company's 1996 Annual Report to Stockholders. The results for the first quarter of 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Product revenues. Product revenues for the first quarter of 1997 increased 38% to approximately $8.3 million from approximately $6.0 million in the first quarter of 1996. The Maxline and Cell Analysis product families showed increased levels of revenue. Maxline product revenues increased primarily due to greater sales of SPECTRAmax products and the fMAX in the United States. Cell Analysis product revenues increased primarily due to greater sales of a new product (introduced in the second quarter of 1996). Threshold product family revenues decreased primarily due to the lower shipments to the U.S. Army and decreased revenue from the sale of Threshold products worldwide.

Gross margin on product revenues. The gross margin on product revenues decreased to 61.6% in the first quarter of 1997 from 63.4% in the first quarter of 1996 due primarily to increased sales of new lower margin Maxline and Cell Analysis products. In addition, the margin was negatively impacted by decreased Threshold product shipments.

Company-Funded Research and Development. Company-funded research and development expenses for the first quarter of 1997 increased 5% to approximately $1.1 million (13% of total product revenues) from approximately $1.0 million (17.1% of total product revenues) for the first quarter of 1996.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses for the first quarter of 1997 increased 27% to approximately $2.7 million (32.0% of total product revenues) from approximately $2.1 million (35% of total product revenues) for the first quarter of 1996. The increased spending is primarily the result of additional spending on marketing, sales and service related activities as the Company continued to expand market coverage.

Other Income (Expense), Net. Net other income for the first quarter of 1997 increased by 6% to approximately $281,000 from approximately $265,000 for the first quarter of 1996. The increased net other income relates primarily to increased interest income earned as a result of increased cash balances in the first quarter of 1997 as compared to the first quarter of 1996.

Provision for Taxes. An income tax provision of $630,000 recorded in the first quarter of 1997 decreased net income, whereas an income tax benefit of $100,000 recorded in the first quarter of 1996 increased net income. The benefit recorded for the first quarter of 1996 related primarily to a reduced valuation allowance on the Company's net deferred tax assets. As of December 31, 1996, management concluded that no valuation allowance was required on the net deferred tax asset based on its assessment that current levels of income would be sufficient to realize the tax benefit.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $22.5 million at March 31, 1997. The Company generated $270,000 from operations which was offset by $93,000 and $1.3 million used in investing and financing activities, respectively. The cash used in investing activities related primarily to capital expenditures, whereas the cash used in financing activities related to the $1.5 million repayment of the promissory notes as offset by $182,000 of cash provided by stock option exercises.

The Company believes that its existing capital resources and cash expected to be generated from future operations will be sufficient to fund its operations and anticipated capital expenditures through at least 1998. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the resources the Company devotes to developing, manufacturing and marketing its products, the extent to which the Company's products generate market acceptance and demand, potential acquisition opportunities that may arise and other factors. As such, there can be no assurances that the Company will not require additional financing within this time frame and, therefore, the Company may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

None


ITEM 5.       OTHER INFORMATION

None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

                    27.1 Financial Data Schedule

              (b)   Reports on Form 8-K

                    None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MOLECULAR DEVICES CORPORATION


                         By:  Andrew Galligan
                         ------------------------------------------------------
                         Vice President, Finance and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

                         Date:  May 13, 1997