Form 10-Q
period 1997-06-30
MOLECULAR DEVICES CORP
filed 1997-08-12
CIK 1003113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________   to _____________________

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

As of August 11, 1997, 9,132,162 shares of the Registrant's Common Stock were outstanding.

                                                    MOLECULAR DEVICES CORPORATION

                                            FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                                                                INDEX

                                                                                                                              PAGE
PART I.  FINANCIAL INFORMATION                                                                                               NUMBER
               ITEM 1.     FINANCIAL STATEMENTS (Unaudited)

                           CONDENSED CONSOLIDATED BALANCE SHEETS
                           June 30, 1997 and December 31, 1996............................................................       3

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           Three and Six Months Ended June 30, 1997 and 1996..............................................       4

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Six Months Ended June 30, 1997 and 1996........................................................       5

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........................................       6

              ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS............................................................       8

              ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                           MARKET RISK....................................................................................      10



PART II. OTHER INFORMATION


              ITEM 1.      LEGAL PROCEEDINGS..............................................................................      11

              ITEM 2.      CHANGES IN SECURITIES..........................................................................      11

              ITEM 3.      DEFAULTS UPON SENIOR SECURITIES................................................................      11

              ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................      11

              ITEM 5.      OTHER INFORMATION..............................................................................      11

              ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...............................................................      11

SIGNATURE     ............................................................................................................      12

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                          MOLECULAR DEVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                           June 30, December 31,
                                                            1997        1996
                                                          --------    --------
ASSETS:                                                  (unaudited)
     Current assets:
       Cash and cash equivalents                           $ 22,134    $ 23,727
       Accounts receivable, net                               7,808       5,396
       Inventories                                            3,765       2,470
       Deferred tax assets                                    2,631       3,216
       Other current assets                                     171         142
                                                           --------    --------

          Total current assets                               36,509      34,951

     Equipment and leasehold improvements, net                1,560       1,632
     Other assets                                               210         250
                                                           --------    --------

                                                           $ 38,279    $ 36,833
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
       Accounts payable                                    $  2,344    $  1,933
       Accrued liabilities                                    2,950       3,527
       Deferred revenue                                         839         596
       Current Obligations under Promissory Notes              --         1,500
                                                           --------    --------

          Total current liabilities                           6,133       7,556

     Stockholders' equity
       Preferred stock, no par value; 3,000,000
          authorized; no shares outstanding                    --          --
       Common stock, $.001 par value; 30,000,000
          shares authorized; 9,118,789 and 8,988,094
          shares issued and outstanding at
          June 30, 1997 and December 31, 1996,
          respectively                                            9           9
       Additional paid-in-capital                            37,968      37,462
       Accumulated deficit                                   (5,506)     (7,848)
       Deferred compensation                                   (333)       (401)
       Accumulated translation adjustment                         8          55
                                                           --------    --------

          Total stockholders' equity                         32,146      29,277
                                                           --------    --------

                                                           $ 38,279    $ 36,833
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

                                                    MOLECULAR DEVICES CORPORATION

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (In thousands, except per share amounts)
                                                             (unaudited)

                                                                      Three Months Ended                   Six Months Ended
                                                                            June 30,                            June 30,
                                                                    1997               1996              1997               1996
                                                                  --------           --------           --------           --------
REVENUES:
   Product revenues                                               $  9,814           $  7,532           $ 18,117           $ 13,537
   Contract revenues                                                     4                115                  7                212
                                                                  --------           --------           --------           --------

      Total Revenues                                                 9,818              7,647             18,124             13,749
                                                                  --------           --------           --------           --------

COST OF REVENUES:
   Cost of product revenues                                          3,875              2,801              7,066              4,997
   Cost of contract revenues                                          --                   58               --                  105
                                                                  --------           --------           --------           --------

      Total cost of revenues                                         3,875              2,859              7,066              5,102
                                                                  --------           --------           --------           --------

Gross Margin                                                         5,943              4,788             11,058              8,647
                                                                  --------           --------           --------           --------

OPERATING EXPENSES:
   Company-funded research and
     development                                                     1,108              1,236              2,187              2,265
   Write-off of acquired in-process
     research and development                                         --                4,637               --                4,637
   Selling, general and administrative                               3,008              2,433              5,668              4,535
                                                                  --------           --------           --------           --------

      Total operating expenses                                       4,116              8,306              7,855             11,437
                                                                  --------           --------           --------           --------

Income (loss) from operations                                        1,827             (3,518)             3,203             (2,790)
Other income (expense), net                                            294                259                575                524
                                                                  --------           --------           --------           --------

Income (loss) before income taxes                                    2,121             (3,259)             3,778             (2,266)
Income tax (provision) benefit                                        (806)               116             (1,436)               216
                                                                  --------           --------           --------           --------

Net Income (Loss)                                                 $  1,315           $ (3,143)          $  2,342           $ (2,050)
                                                                  ========           ========           ========           ========

Net Income (Loss) Per Share                                       $    .14           $   (.36)          $    .24           $   (.23)
                                                                  ========           ========           ========           ========

Shares used in computing net
  income (loss) per share                                            9,670              8,754              9,664              8,724
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

                                                    MOLECULAR DEVICES CORPORATION

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (unaudited)

                                                                                                         Six Months Ended
                                                                                                               June 30,
                                                                                                       1997                  1996
                                                                                                     --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                                    $  2,342              $ (2,050)
Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
     Depreciation and amortization                                                                        334                   302
     Loss on disposal of fixed assets                                                                      22                    32
     Charge for acquired in-process research and development                                             --                   4,427
     Amortization of deferred compensation                                                                 68                    68
     (Increase) decrease in assets:
        Accounts receivable                                                                            (2,412)                 (982)
        Inventories                                                                                    (1,295)                 (206)
        Deferred tax asset                                                                                585                  (412)
        Other current assets                                                                              (29)                   66
     Increase (decrease) in liabilities:
        Accounts payable                                                                                  411                   423
        Accrued liabilities                                                                              (402)                   26
        Deferred revenue                                                                                  243                    11
                                                                                                     --------              --------

Net cash (used in) provided by operating activities                                                      (133)                1,705
                                                                                                     --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                                     (284)                 (219)
Acquisition of NovelTech Systems Inc., net of cash on hand                                               --                  (1,198)
Other assets                                                                                               40                    (2)
                                                                                                     --------              --------

Net cash used in investing activities                                                                    (244)               (1,419)
                                                                                                     --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit arrangements                                                                        --                     (34)
Repayment on promissory notes                                                                          (1,500)                 --
Issuance of common stock, net                                                                             331                    85
                                                                                                     --------              --------

Net cash (used in) provided by financing activities                                                    (1,169)                   51
                                                                                                     --------              --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH:                                                                  (47)                  (11)
                                                                                                     --------              --------

Net (decrease) increase in cash and cash equivalents                                                   (1,593)                  326
Cash and cash equivalents at beginning of period                                                       23,727                20,379
                                                                                                     --------              --------

Cash and cash equivalents at end of period                                                           $ 22,134              $ 20,705
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

Reclassifications

Certain reclassifications have been made to the financial statements for the three and six month periods ended June 30, 1996 to conform with the 1997 presentation for those periods.

Note 2.  New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (FAS) 128, "Earnings per Share," and FAS 129, "Disclosure of Information about Capital Structure," which are required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share (EPS) and to restate all prior periods as required by FAS 128. Under the new requirements for calculating EPS, the dilutive effect of stock options will be excluded from a new EPS measure, Basic EPS. The impact is expected to result in an increase in Basic EPS for the three and six month periods ended June 30, 1997 and June 30, 1996; however, this impact is not expected to be material. The impact of FAS 128 on the calculation of the second new EPS measure, Diluted Earnings Per Share, for these periods is not expected to be material.

FAS 129 consolidates existing guidance relating to disclosure about a company's capital structure. Since the Company has been in compliance with existing disclosure requirements of its capital structure, adoption of FAS 129 is not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

In 1997 Financial Accounting Standard No. 130 (FAS 130), "Reporting Comprehensive Income" was issued and is effective for fiscal years commencing after December 15, 1997. The Company will comply with the requirements of FAS 130 in fiscal year 1998.

In 1997 Financial Accounting Standards 131 (FAS 131), "Disclosure About Segments of an Enterprise and Related Information" was issued and is effective for fiscal years commencing after December 15, 1997. The Company will comply with the requirements of FAS 131 in fiscal year 1998.

Note 3.  Inventories

Inventories consist of (in thousands):

                                              June 30, 1997    December 31, 1996
                                              -------------    -----------------
Finished goods                                   $1,822               $1,087
Work in process                                     599                  488
Raw materials and subassemblies                   1,344                  895
                                                 ------               ------
                                                 $3,765               $2,470
                                                 ======               ======


Note 4. Promissory Notes

The Company repaid in full two promissory notes valued at $750,000 each on January 2, 1997.

Note 5. Income Taxes

Income tax provisions of $806,000 and $1,436,000 were recorded for the three and six month periods ended June 30, 1997, respectively. Income tax benefits of $116,000 and $216,000 were recorded for the three and six month periods ended June 30, 1996, respectively. The benefits recorded for the three and six month periods ended June 30, 1996, resulted primarily from the reduction of the valuation allowance on the net deferred tax assets due to anticipated pretax income. As of December 31, 1996, management concluded that no valuation allowance was required on the net deferred tax asset based on its assessment that current levels of income would be sufficient to realize the tax benefit.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996 contained in the Company's 1996 Annual Report to Stockholders. The results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

Results of Operations - Three and Six Months Ended June 30, 1997 and 1996.

PRODUCT REVENUES. Product revenues for the second quarter of 1997 increased 30% to approximately $9.8 million from approximately $7.5 million in the second quarter of 1996. The Maxline and Cell Analysis product families showed increased levels of revenue. Maxline product revenues increased primarily due to: (1) the introduction of the SPECTRAmax PLUS in the second quarter of 1997; (2) greater sales of the f MAX worldwide; and (3) increased penetration of Maxline products into the international distribution channels. Cell Analysis product revenues increased primarily due to greater sales of the FLIPR product worldwide. Threshold product family revenues decreased primarily due to lower shipments to the US Army.

Product revenues for the first six months of 1997 increased 34% to approximately $18.1 from approximately $13.5 million. The Maxline and Cell Analysis product families showed increased levels of revenue. Maxline product revenues increased primarily due to greater sales of SPECTRAmax products (including the SPECTRAmax PLUS introduced in the second quarter of 1997) and the f MAX worldwide. Cell Analysis product revenues increased primarily due to greater sales of the FLIPR product worldwide. Threshold product family revenues decreased primarily due to lower shipments to the US Army and decreased shipments of Threshold products worldwide.

GROSS MARGIN ON PRODUCT REVENUES. The gross margin on product revenues declined to 60.5% in the second quarter of 1997 from 62.8% in the second quarter of 1996. The gross margin on product revenues declined to 61% in the first six months of 1997 from 63.1% in the same period of 1996. The margin deterioration for both periods relates primarily to increased sales of new lower margin products and increased penetration of the Maxline product family into the international distribution channels. In addition, the margin was negatively impacted by decreased shipments of Threshold products.

COMPANY-FUNDED RESEARCH AND DEVELOPMENT. Company-funded research and development expenses for the second quarter of 1997 decreased by 10% to approximately $1.1 million (11.3% of total product revenues) from approximately $1.2 million (16.4% of total product revenues) for the second quarter of 1996. Company-funded research and development expenses for the first six months of 1997 decreased by 3% to approximately $2.19 million (12.1% of total product revenues) from approximately $2.27 million (16.7% of total product revenues) for the same period of 1996. The decreased spending for both periods relates primarily to development costs incurred during the second quarter and first six months of 1996 related to the development of a robotics product for the Maxline product family.

CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. The Company recorded a one-time charge of approximately $4.6 million during the second quarter of 1996 due to the write-off of acquired in-process research and development related to the Company's acquisition of NovelTech Systems, Inc. on June 7, 1996.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the second quarter of 1997 increased by 24% to approximately $3 million (30.7% of total product revenues) from approximately $2.4 million (32.3% of total product revenues) for the second quarter of 1996. Selling, general and administrative expenses for the first six months of 1997 increased by 25% to approximately $5.7 million (31.3% of total product revenues) from approximately $4.5 million (33.5% of total product revenues) for the same period of 1996. The increased spending for both periods is primarily the result of additional spending on marketing, sales and service related activities (including increased headcount) as the Company continued to expand worldwide market coverage.

PROVISION FOR TAXES. Income tax provisions of $806,000 and $1.4 million recorded in the second quarter and first six months of 1997, respectively, decreased net income, whereas income tax benefits of $116,000 and $216,000 recorded in the second quarter and first six months of 1996, respectively, increased net income. The benefits recorded during 1996 related primarily to a reduced valuation allowance on the Company's net deferred tax assets. As of December 31, 1996, management concluded that no valuation allowance was required on the net deferred tax asset based on its assessment that current levels of income would be sufficient to realize the tax benefit.

Liquidity and Capital Resources.

The Company had cash and cash equivalents of $22.1 million at June 30, 1997. The Company used $133,000, $244,000 and $1.2 million of cash for operating, investing and financing activities, respectively, during the first six months of 1997. The cash used in operating activities is primarily due to the Company's increased accounts receivable and inventory balances required to support sales growth and new products. The cash used in investing activities relates primarily to capital expenditures. The cash used in financing activities related to the $1.5 million repayment of the promissory notes as offset by $331,000 of cash provided by stock option exercises.

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

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           None.

                          MOLECULAR DEVICES CORPORATION


PART II.      OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceedings.

ITEM 2.       CHANGES IN SECURITIES

     None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Matters presented at the Annual Meeting of Stockholders on May 16, 1997, and the voting of stockholders were as follows:

         (a)  Election of directors for the ensuing year:

                                   Total Vote For Each     Total Vote Withheld
                                        Director            From Each Director
                                        --------              -------------
          James P. Iuliano              7,500,201                 483
          Moshe H. Alafi                7,497,557               3,127
          David L. Anderson             7,500,201                 483
          A. Blaine Bowman              7,500,201                 483
          Paul Goddard                  7,500,201                 483
          Andre F. Marion               7,500,201                 483
          Harden M. McConnell           7,497,557               3,127
          J. Allan Waitz                7,500,201                 483

         (b) Ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1997.

              For:  7,494,123            Against:  533            Abstain: 6,028


ITEM 5.       OTHER INFORMATION

     None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.1 Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MOLECULAR DEVICES CORPORATION


                                              By:  Andrew Galligan
                                              ----------------------------------
                                              Vice President,  Finance and Chief
                                              Financial Officer (Duly Authorized
                                              and   Principal    Financial   and
                                              Accounting Officer)

                                              Date:  August  12, 1997

                                  EXHIBIT INDEX


Exhibit No.                              Description
-----------                              -----------
27.1                                     Financial Data Schedule