Form 10-Q
period 1997-09-30
MOLECULAR DEVICES CORP
filed 1997-11-13
CIK 1003113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________________  to ______________________

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

As of November 10, 1997, 9,309,460 shares of the Registrant's Common Stock were outstanding.

                          MOLECULAR DEVICES CORPORATION

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX


                                                                                                  PAGE
                                                                                                 NUMBER

PART I.  FINANCIAL INFORMATION

              ITEM 1.    FINANCIAL STATEMENTS (Unaudited)

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                         September 30, 1997 and December 31, 1996............................       3

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         Three and Nine Months Ended September 30, 1997 and 1996.............       4

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Nine Months Ended September 30, 1997 and 1996.......................       5

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................       6

              ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS.................................       8

              ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                         MARKET RISK.........................................................      10



PART II.  OTHER INFORMATION


              ITEM 1.    LEGAL PROCEEDINGS...................................................      11

              ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS...........................      11

              ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.....................................      11

              ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................      11

              ITEM 5.    OTHER INFORMATION...................................................      11

              ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K....................................      11

SIGNATURE....................................................................................      12

                         PART I: FINANCIAL INFORMATION

                          ITEM I: FINANCIAL STATEMENTS

                          MOLECULAR DEVICES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                September 30,            December 31,
                                                                    1997                    1996
                                                                -------------           -------------
                                                               (unaudited)

ASSETS:
 Current assets:
  Cash and cash equivalents                                       $   23,724              $   23,727
  Accounts receivable, net                                             8,109                   5,396
  Inventories                                                          4,318                   2,470
  Deferred tax assets                                                  2,305                   3,216
  Other current assets                                                   117                     142
                                                                  ----------              ----------
     Total current assets                                             38,573                  34,951

Equipment and leasehold improvements, net                              1,599                   1,632
Other assets                                                             189                     250
                                                                  ----------              ----------
                                                                  $   40,361              $   36,833
                                                                  ==========              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
  Accounts payable                                                $    2,268              $    1,933
  Accrued liabilities                                                  3,478                   3,527
  Deferred revenue                                                       830                     596
  Current Obligations under Promissory Notes                              --                   1,500
                                                                  ----------              ----------
     Total current liabilities                                         6,576                   7,556

 Stockholders' equity:
  Preferred stock, no par value; 3,000,000
    authorized; no shares outstanding                                     --                      --
  Common stock, $.001 par value; 30,000,000 shares
    authorized; 9,148,611 and 8,988,094 shares issued
    and outstanding at  September 30, 1997 and
    December 31, 1996,  respectively                                       9                       9
  Additional paid-in-capital                                          38,352                  37,462
  Accumulated deficit                                                 (4,136)                 (7,848)
  Deferred compensation                                                 (299)                   (401)
  Accumulated translation adjustment                                    (141)                     55
                                                                  ----------              ----------
     Total stockholders' equity                                       33,785                  29,277
                                                                  ----------              ----------
                                                                  $   40,361              $   36,833
                                                                  ==========              ==========

The accompanying notes are an integral part of these statements.


                         MOLECULAR DEVICES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)


                                                            Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                         -------------------------        --------------------------
                                                           1997             1996            1997            1996
                                                         --------         --------        --------         --------
REVENUES:
     Product revenues                                    $  9,522         $  8,116        $ 27,639         $ 21,652
     Contract revenues                                          5              101              11              313
                                                         --------         --------        --------         --------
          Total revenues                                    9,527            8,217          27,650           21,965
                                                         --------         --------        --------         --------
COST OF REVENUES:
     Cost of product revenues                               3,481            3,119          10,547            8,116
     Cost of contract revenues                               --                 56            --                160
                                                         --------         --------        --------         --------
          Total cost of revenues                            3,481            3,175          10,547            8,276
                                                         --------         --------        --------         --------
          Gross margin                                      6,046            5,042          17,103           13,689
                                                         --------         --------        --------         --------

OPERATING EXPENSES:
     Company-funded research and development                1,229            1,182           3,415            3,447
     Write-off of acquired in-process research               --               --              --              4,637
        and development
     Selling, general and administrative                    2,927            2,541           8,595            7,076
                                                         --------         --------        --------         --------
          Total operating expenses                          4,156            3,723          12,010           15,160
                                                         --------         --------        --------         --------

Income (loss)  from operations                              1,890            1,319           5,093           (1,471)
Other income, net                                             284              261             859              785
                                                         --------         --------        --------         --------

Income (loss)  before income taxes                          2,174            1,580           5,952             (686)
Income tax (provision) benefit                               (804)             178          (2,240)             394
                                                         --------         --------        --------         --------

NET INCOME (LOSS)                                        $  1,370         $  1,758        $  3,712         $   (292)
                                                         ========         ========        ========         ========

NET INCOME (LOSS) PER SHARE                              $   0.14         $   0.18        $   0.38         $  (0.03)
                                                         ========         ========        ========         ========
SHARES USED IN COMPUTING NET INCOME
  (LOSS) PER SHARE                                          9,770            9,512           9,702            8,786
                                                         ========         ========        ========         ========

The accompanying notes are an integral part of these statements.


                      MOLECULAR DEVICES CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in thousands)
                               (unaudited)
                                                                                Nine Months Ended
                                                                                  September 30,
                                                                          -------------------------------
                                                                             1997                 1996
                                                                          --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $  3,712              $   (292)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization                                              509                   436
    Loss on disposal of fixed assets                                            27                    40
    Charge for acquired in-process research and development                   --                   4,425
    Amortization of deferred compensation                                      102                   102
     (increase) decrease in assets:
        Accounts receivable                                                 (2,713)               (1,814)
        Inventories                                                         (1,847)                 (408)
        Deferred tax asset                                                     911                  (822)
        Other current assets                                                    25                    77
    Increase (decrease) in liabilities:
        Accounts payable                                                       335                   911
        Accrued liabilities                                                    416                   375
        Deferred revenue                                                       233                   (10)
                                                                          --------              --------
Net cash provided by operating activities                                    1,710                 3,020
                                                                          --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                          (503)                 (459)
Acquisition of NovelTech Systems Inc., net of cash on hand                    --                  (1,198)
Other assets                                                                    61                    34
                                                                          --------              --------
Net cash used in investing activities                                         (442)               (1,623)
                                                                          --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit arrangements                                             --                     (47)
Repayment on promissory notes                                               (1,500)                 --
Issuance of common stock, net                                                  425                   111
                                                                          --------              --------
Net cash provided by (used in) financing activities                         (1,075)                   64
                                                                          --------              --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH:                                      (196)                   (8)
                                                                          --------              --------
Net increase in cash and cash equivalents                                       (3)                1,453
Cash and cash equivalents at beginning of period                            23,727                20,379
                                                                          --------              --------
Cash and cash equivalents at end of period                                $ 23,724              $ 21,832
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

Reclassifications

Certain reclassifications have been made to the financial statements for the three and nine month periods ended September 30, 1996 to conform with the 1997 presentation for those periods.

Note 2.  New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (FAS) 128, "Earnings per Share" which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share (EPS) and to restate all prior periods as required by FAS 128. Under the new requirements for calculating EPS, the dilutive effect of stock options will be excluded from a new EPS measure, Basic EPS. The impact is expected to result in an increase in Basic EPS for the three and nine month periods ended September 30, 1997 and September 30, 1996; however, this impact is not expected to be material. The impact of FAS 128 on the calculation of the second new EPS measure, Diluted Earnings Per Share, for these periods is not expected to be material.


Note 3.  Inventories

Inventories consist of (in thousands):

                                   September 30,     December 31,
                                       1997              1996
                                   -------------     ------------

Finished goods                          1,467          $  1,087
Work in process                           620               488
Raw materials and subassemblies         2,231               895
                                     --------          --------
                                     $  4,318          $  2,470
                                     ========          =========

Note 4. Promissory Notes

The Company repaid in full two promissory notes valued at $750,000 each on January 2, 1997.

Note 5. Income Taxes

Income tax provisions of $804,000 and $2,240,000 were recorded for the three and nine month periods ended September 30, 1997, respectively. Income tax benefits of $178,000 and $394,000 were recorded for the three and nine month periods ended September 30, 1996, respectively. The benefits recorded for the three and nine month periods ended September 30, 1996, resulted primarily from the reduction of the valuation allowance on the net deferred tax assets due to anticipated pretax income. As of December 31, 1996, management concluded that no valuation allowance was required on the net deferred tax asset based on its assessment that current levels of income would be sufficient to realize the tax benefit.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996 contained in the Company's 1996 Annual Report to Stockholders. The results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

Results of Operations - Three and Nine Months Ended September 30, 1997 and 1996.

PRODUCT REVENUES. Product revenues for the third quarter of 1997 increased 17% to approximately $9.5 million from approximately $8.1 million in the third quarter of 1996. The Maxline product family showed an increased level of revenue primarily due to greater sales of new products and increased penetration of Maxline products into the international distribution channels. The Cell Analysis and Threshold product families showed decreased levels of revenue. Cell Analysis revenues decreased due to reduced sales of products worldwide. Threshold revenues decreased primarily due to lower shipments to the US Army and decreased shipments of Threshold products internationally.

Product revenues for the first nine months of 1997 increased 28% to approximately $27.6 from approximately $21.7 million in the same period of 1996. The Maxline and Cell Analysis product families showed increased levels of revenue. Maxline product revenues increased primarily due to greater sales of new products and increased penetration of Maxline products into the international distribution channels. Cell Analysis product revenues increased primarily due to greater sales of new products worldwide. Threshold revenues decreased primarily due to lower shipments to the US Army and decreased shipments of Threshold products internationally.

GROSS MARGIN ON PRODUCT REVENUES. The gross margin on product revenues increased to 63.4% in the third quarter of 1997 from 61.6% in the third quarter of 1996. The gross margin on product revenues declined to 61.8% in the first nine months of 1997 from 62.5% in the same period of 1996. The increased margin for the third quarter of 1997 relates primarily to increased sales of new higher margin Maxline products and improved margins on sales of Cell Analysis products. The decreased margin for the first nine months of 1997 relates primarily to increased sales of new lower margin Cell Analysis products and decreased sales of higher margin Cell Analysis and Threshold products worldwide.

COMPANY-FUNDED RESEARCH AND DEVELOPMENT. Company-funded research and development expenses for the third quarter of 1997 and the first nine months of 1997 remained relatively flat as compared to the same periods in the previous year (4% increase and 1% decrease, respectively). This spending trend for both periods is represented by increased spending on headcount as offset by decreased development costs.

CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. The Company recorded a one-time charge of approximately $4.6 million during the second quarter of 1996 due to the write-off of acquired in-process research and development related to the Company's acquisition of NovelTech Systems, Inc. on June 7, 1996.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the third quarter of 1997 increased by 15% to approximately $2.9 million (30.6% of total product revenues) from approximately $2.5 million (31.3% of total product revenues) for the third quarter of 1996. Selling, general and administrative expenses for the first nine months of 1997 increased by 21.5% to approximately $8.6 million (31.1% of total product revenues) from approximately $7.1 million (32.7% of total product revenues) for the same period of 1996. The increased spending for both periods is primarily the result of additional spending on marketing, sales and service related activities (including increased headcount) as the Company continued to expand worldwide market coverage and introduce new products.

PROVISION FOR TAXES. Income tax provisions of $804,000 and $2.2 million recorded in the third quarter and first nine months of 1997, respectively, decreased net income, whereas income tax benefits of $178,000 and $394,000 recorded in the third quarter and first nine months of 1996, respectively, increased net income. The benefits recorded during 1996 related primarily to a reduced valuation allowance on the Company's net deferred tax assets. As of December 31, 1996, management concluded that no valuation allowance was required on the net deferred tax asset based on its assessment that current levels of income would be sufficient to realize the tax benefit.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $23.7 million at September 30, 1997. The Company generated approximately $1.7 million of cash from operating activities as offset by cash used in investing and financing activities of $442,000 and $1.1 million, respectively. The cash provided by operating activities is due primarily to increased liabilities and the net income for the period as partially offset by increased accounts receivable and inventory levels. The cash used in investing activities relates primarily to capital expenditures. The cash used in financing activities related to the $1.5 million repayment of the promissory notes as offset by $425,000 of cash provided by stock option exercises.

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

         o FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; LACK OF BACKLOG. The Company manufactures its products to forecast rather than to outstanding orders, and products are typically shipped within 30 to 90 days of purchase order receipt. As a result, the Company does not believe the amount of backlog at any particular date is indicative of its future level of sales. The Company's manufacturing procedures may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts. The Company's expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, the Company may not be able to adjust operating expenses sufficiently quickly to compensate for the shortfall, and the Company's results of operations may be materially adversely affected. Many of the Company's products are subject to long customer procurement processes. Accordingly, the timing of capital equipment purchases by customers is expected to be uneven and difficult to predict. In addition, a significant portion of the Company's revenues is typically derived from sales of a small number of relatively high-priced systems, and sales of such products may increase as a percentage of revenue in the future. Delays in receipt of anticipated orders of such products could lead to substantial variability from quarter to quarter. In addition, the Company has historically received purchase orders and made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could have a material adverse effect on results of operations for that quarter. The Company typically experiences a decrease in the level of sales in the first calendar quarter as compared to the fourth quarter of the preceding year because of budgetary and capital equipment purchasing patterns in the life sciences industry. In 1995 and 1997, the Company also experienced a decrease in product revenues in the third quarter compared to the second quarter, related to seasonality primarily associated with lower European and academic sales during the summer months. The Company's product revenues increased in the third quarter of 1996 compared to the second quarter of 1996 primarily due to the introduction of a new Cell Analysis product. The Company expects the third quarter seasonality trend to continue in future years as the Company increases its efforts to penetrate international markets. Operating results in any period should not be considered indicative of the results to be expected for any future period.

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


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.       OTHER INFORMATION

None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.1 Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MOLECULAR DEVICES CORPORATION




                             By: Andrew Galligan
                             ---------------------------------------
                             Vice President, Finance and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)
                             Date: November 13, 1997