Form 10KSB40
period 1997-12-31
MOLECULAR DEVICES CORP
filed 1998-03-26
CIK 1003113

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    Form 10-K


[x]      ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                       OR

[ ]      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED].


For the transition period from________________________to________________________

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


                                                   Name of Exchange on which
        Title of Each Class                               Registered
------------------------------------             ------------------------------
   Common Stock, $.001 Par Value                    NASDAQ National Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1998, based upon the last sale price reported for such date on the NASDAQ National Market, was $177,955,444.

The number of outstanding shares of the Registrant's Common Stock as of March 15, 1998 was 9,366,076.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K Report.

TABLE OF CONTENTS
____________________________________________________________________________________________________________________
Molecular Devices Corporation
PART I                     Item  1.         Business..........................................................     3
                                                              The Company.....................................     3
                                                              Industry Background.............................     3
                                                              The Molecular Devices Solution..................     4
                                                              Business Strategy ..............................     5
                                                              Core Technologies .............................      5
                                                              Products........................................     7
                                                              Business Risks..................................    12
                                                              Research and Development........................    13
                                                              Marketing and Customers.........................    14
                                                              Manufacturing...................................    15
                                                              Patents and Proprietary Technologies............    15
                                                              Competition.....................................    16
                                                              Government Regulations..........................    16
                                                              Human Resources.................................    18
                           Item  2.         Properties........................................................    18
                           Item  3.         Legal Proceedings.................................................    18
                           Item  4.         Submission of Matters to a Vote of Security Holders...............    18
____________________________________________________________________________________________________________________

PART II                    Item  5.         Market for Registrant's Common Equity and
                                            Related Stockholder Matters.......................................    19
                           Item  6.         Selected Consolidated Financial Data..............................    20
                           Item  7.         Management's Discussion and Analysis of
                                            Financial Condition and Results of Operations.....................    21
                           Item  8.         Financial Statements and Supplementary Data.......................    24
                           Item  9.         Changes in and Disagreements with Accountants
                                            on Accounting and Financial Disclosure............................    24

____________________________________________________________________________________________________________________

PART III                   Item 10.         Directors and Executive Officers of the Registrant................    25
                           Item 11.         Executive Compensation............................................    25
                           Item 12.         Security Ownership of Certain Beneficial Owners
                                            and Management....................................................    25
                           Item 13.         Certain Relationships and Related Transactions....................    25

____________________________________________________________________________________________________________________

PART IV                    Item 14.         Exhibits, Financial Statement Schedules and
                                            Reports on Form 8-K...............................................    26
                                                              (a)  Documents Filed with Report
                                                              (b)  Reports on Form 8-K
                                                              (c)  Exhibits
                                                              (d)  Financial Statement Schedules

                                     PART 1
________________________________________________________________________________

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

       Molecular Devices Corporation ("Molecular Devices" or the "Company") designs, develops, manufactures and markets proprietary, high performance, bioanalytical measurement systems, including software and consumables, designed to accelerate and improve the cost-effectiveness of the drug discovery and development process. The Company integrates its expertise in engineering, molecular and cell biology and chemistry to develop proprietary core technologies which it incorporates into its sophisticated bioanalytical systems, including MAXline Microplate Readers, Cell Analysis Systems and Threshold System.* The Company's innovative bioanalytical systems are designed to provide greater speed, sensitivity and reproducibility than traditional instruments or methods. As part of its strategy to provide complete customer solutions, the Company also offers a broad range of consumables, including validation microplates for certain of the MAXline Microplate Readers, disposable capsules for certain of the Cell Analysis Systems and assay kits for the Threshold System, as well as software upgrades, and service on a contract basis. The Company's systems have applications in many aspects of life science including the therapeutic development process, from drug discovery and clinical research through manufacturing and quality control.

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

----------------
*SPECTRAmax(TM), Vmas(R), SOFTmax(R), PathCheck(TM), Threshold(R), Cytosensor(R), Cytosoft(R), Liveware(TM), FLIPR(TM), ROBOmax(TM) and Molecular Devices(R) are trademarks of the Company. This Form 10-K also includes trademarks of companies other than the Company.

       Industry sources estimate that approximately 50,000 research groups are engaged in life sciences research activities worldwide, including academic institutions, government laboratories and private foundations, as well as biotechnology, pharmaceutical and chemical companies. The increased emphasis on reducing costs and optimizing resources in the life sciences is forcing these organizations to be more selective in the allocation of their research budgets by embracing new technologies which accelerate and improve the cost-effectiveness of the drug discovery and development process. As a result, research groups are increasingly relying on a variety of advanced techniques to develop novel therapeutics that address complex biological problems in fields such as oncology, virology, neurology and auto-immune diseases. Through combinatorial chemistry (the process of assembling chemical molecules to rapidly produce many ordered sequences of such molecules), scientists are creating large libraries of novel compound structures, thereby dramatically augmenting compound libraries historically limited to natural molecule sources, such as plant extracts or microbial fermentation broths. The worldwide effort to sequence the human genome is beginning to identify novel molecules that will likely become targets for new therapeutic products. Molecular biology continues to provide the capability to manipulate living systems through an enhanced understanding of the role played by DNA, proteins and RNA in cellular processes.

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


The Molecular Devices Solution

       Molecular Devices designs, develops, manufactures and markets proprietary, high-performance, bioanalytical measurement systems, including software and consumables, designed to accelerate and improve the cost-effectiveness of the drug discovery and development process. The Company has integrated its expertise in engineering, biology and chemistry with advanced optical technology that permits high-throughput, multisample detection of biochemical reactions, and object-oriented software applications that rapidly convert large amounts of complex data into meaningful information. The Company has incorporated these technologies into sophisticated yet easy-to-use bioanalytical tools that accurately measure, analyze, quantify and record large volumes of complex biological data. The Company has also incorporated research and development expertise to couple silicon semiconductor technology with biological systems to measure subtle molecular and cellular events. As a result of the Company's fully-integrated systems, researchers are able to address increasingly complex biological problems that could not previously be addressed fully by traditional technologies.

       The Company's current systems, including the MAXline Microplate Readers, Cell Analysis Systems and Threshold System have applications in many aspects of life science including the therapeutic development process, from drug discovery and clinical development through manufacturing and quality control. The Company is widely perceived as a leader in microplate technology and believes it was the first to introduce microplate readers that allowed high-throughput kinetic analysis and the direct quantitation of DNA, proteins, and RNA in a 96-well format. The Company's SPECTRAmax PLUS microplate reader is believed to be the industry's only spectrophotometer that offers the high throughput of a microplate reader. The Fluorometric Imaging Plate Reader System ("FLIPR"), introduced in 1996 as a member of the Cell Analysis product family, is believed to be the first instrument of its kind which bridges the gap between high throughput and high sensitivity screening. The Company also believes that the Cytosensor System, a Cell Analysis product, is the only single-assay system capable of measuring multiple cellular mechanisms in a real-time, noninvasive manner. The Company believes that the Threshold System is the only commercially available, fully-integrated system with picogram level sensitivity that rapidly quantitates complex biological molecules, such as DNA, proteins and mRNA, with accuracy, precision and reproducibility. As part of its goal of providing complete solutions for its customers, the Company offers a broad range of consumables, including easy-to-use, highly sensitive reagent kits and sophisticated software applications for use in its systems. The Company also provides service for all of its systems on a contract basis.

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

       Enhance Core Technology Base. The Company has developed a number of proprietary core technologies in vertical beam photometry, PathCheck detection, object-oriented software, biosensors, chemical complexes, microphysiometry, and limited depth of field fluorometry that it has incorporated into three commercialized product families. The Company has a portfolio of United States patents and patent applications and corresponding foreign patents and applications. The Company is dedicated to maintaining a leading technological position.

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

       Leverage Installed Customer Base and Reputation. The Company intends to leverage its installed base of over 10,000 units as well as its reputation for developing innovative bioanalytical systems of superior quality and reliability to build new markets for its products and to accelerate the adoption of new, more sophisticated technologies and products. The Company also intends to leverage its current product platforms by introducing enhancements to existing products that increase their functionality, speed and performance. The Company intends to continue to develop and market consumables, including easy-to-use, highly sensitive reagent kits and sophisticated software applications for use in their bioanalytical systems. Consumables enable the Company to deliver a complete solution to its customers and provide the Company with a recurring revenue stream.

       Expand Applications for Existing Products. The Company believes that its products and technologies have potential applications in a variety of settings, including environmental and clinical diagnostic settings, particularly in fields such as immunology, microbiology and oncology. For example, the Threshold System was selected by the U.S. Army as part of a mobile biological warfare detection unit. In a further expansion of applications, the Company has shown that G-protein technology may be successfully used to render representatives of all classes of G-protein coupled receptors amenable to screening on FLIPR. There are significant risks involved in developing and marketing new applications of the Company's products and there can be no assurance that the Company will be successful in expanding applications of its products.

       Implementation of the Company's strategy is subject to numerous risks and uncertainties. See "Business Risks."


Core Technologies

       The Company has established a multi-disciplinary approach to product development based on core competencies in advanced technologies including vertical beam photometry, PathCheck detection, object-oriented software, biosensors, chemical complexes, microphysiometry, and limited depth-of-field fluorometry.

       Vertical Beam Photometry. The Company has a patented technology using vertical beam photometry, which has become the basis for the Company's entry into the high-throughput spectrophotometer market. This core technology incorporates flashlamp UV light sources, monochromator design, fiber optics, array optics and low-level signal detection.

       PathCheck detection. PathCheck detection, for which the Company was awarded a U.S. patent in 1997, enables the Company's SPECTRAmax PLUS microplate reader to employ the efficient, high-throughput vertical light path used by microplate readers for biological absorbance measurements, but still achieve the performance associated with the fixed horizontal light path of spectrophotometers for life science applications.

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

         Microphysiometry. The Company maintains a core expertise in cell and molecular biology, including cell and tissue culture facilities, that is applied toward research, development and product application activities. The Company's capabilities include molecular pharmacology, the analysis of cellular signal-transduction mechanisms and the use of recombinant DNA technology to express receptors and other proteins in living cells. This expertise in cell and molecular biology has allowed the Company to configure instrumentation with living cells and tissues to develop "microphysiometry," the monitoring of cell reactions to different chemicals in real-time without destruction of the cells. Microphysiometry, using Cytosensor, was developed by scientists at Molecular Devices, based on the underlying biological principle that the responses of cells to the introduction of different chemical agents are reflected in changes in metabolic rates.

       Limited depth-of-field Fluorometry. The Company has a license to the patented technology used in FLIPR to capture fluorescence from live cells on the bottom of the microplate wells, and exclude most of that from the solution above the cells, so greatly increasing the measurement sensitivity.

Products

       The  following  table  identifies,  for  each  of the  Company's  product families,  the year of  initial  introduction,  list  price  range  and  primary applications. Sales of MAXline, Cell Analysis products and Threshold represented
55%, 33%, and 12%, respectively,  of the Company's product revenues for the year ended December 31, 1997.
-----------------------------------------------------------------------------------------------------------------
                                           Year of Initial   Worldwide List
                 Products                    Introduction        Prices                Primary Applications
-----------------------------------------------------------------------------------------------------------------

                                               Microplate Readers

-----------------------------------------------------------------------------------------------------------------
MAXline
     Instrument Platform:
        Vmax                                     1987       $9,495-$10,800        High-throughput detection and
        Emax                                     1988       $7,695-$7,900         analysis of biochemical
        THERMOmax                                1989       $11,895-$15,600       reactions in immunoassays
        SPECTRAmax 250                           1994       $17,525-$21,900       such as ELISA, evaluation of
        SPECTRAmax 340                           1995       $12,895-$16,250       enzyme activity, detection of
        fMAX                                     1996       $24,575-$25,965       cell growth, testing for
        ROBOmax                                  1996       $9,850-$12,500        endotoxins, and measurement
        SPECTRAmax PLUS                          1997       $22,500-$26,100       of DNA, proteins and RNA.
     Software:
        SOFTmax                                  1987       $1,295-$1,600
        SOFTmax PRO                              1994       $1,975-$2,500
     Consumables:
        SPECTRAtest                              1997       $2,495

-----------------------------------------------------------------------------------------------------------------

                                             Cell Analysis Systems

-----------------------------------------------------------------------------------------------------------------
Fluorometric Imaging Plate Reader
        FLIPR                                    1996       $250,000-$275,000     High throughput, high
                                                                                  sensitivity optical screening
                                                                                  instrument.
Cytosensor
     Instrument Platform:
        Cytosensor                               1992       $59,500-$120,000      Ultrasensitive single-assay
        Cytosampler                              1995       $19,500-$24,500       system capable of detecting
        Cystosoft                                1992                 *           receptor activation and
                                                                                  signal transduction events in
                                                                                  real-time.
     Consumables:
        Capsule Kit                              1992       $370-$465

-----------------------------------------------------------------------------------------------------------------

                                          High Sensitivity Assay System

-----------------------------------------------------------------------------------------------------------------
Threshold
     Instrument Platform:
        Threshold                                1989       $49,500-$55,000       High sensitivity detection of
                                                                                  trace contaminants in
     Software:                                                                    biopharmaceuticals  and
        THS Software                             1989                 *           analysis of biomolecules such
     Consumables:                                                                 as DNA, proteins and mRNA.
        Total DNA Assay Kit                      1989       $750-$1,295
        Immuno-Ligand Assay Kit                  1990       $480-$875

-----------------------------------------------------------------------------------------------------------------

* Bundled with instrument platforms

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

       Until 1987, microplate readers were limited primarily to performing immunoassays (ELISA) (methods of determining the amount of a specific molecule present in a sample through its binding to an antibody containing a detector enzyme, which is a protein that causes a specific change, for the purpose of measuring the amount of the molecule present). As a result, microplate readers had only limited application in the life sciences research market. The introduction in 1987 of Vmax, the Company's first microplate reader, expanded the utility of microplate readers by increasing the number and complexity of assays that could be rapidly and accurately analyzed in the 96-well microplate format. The Company believes that the Vmax was the first commercial microplate reader product capable of performing kinetic analysis by incorporating technologies that ensure uniform temperature of the reading chamber and allow the entire microplate to be read in approximately five seconds. These features have enabled assays previously analyzed with slow, single-sample-at-a-time spectrophotometers to now be analyzed with a rapid 96-well microplate format.

       Since the introduction of Vmax, the Company has continued to introduce innovative capabilities in a microplate format, thereby expanding the assays that can be analyzed in a microplate reader. The Company's next generation of microplate readers, SPECTRAmax, has incorporated features such as a monochromator-based grating system for continuous wavelength selection so that researchers for the first time can spectrally scan a sample in a 96-well microplate format to help identify the compound by determining its optimal absorbance wavelength. This capability also allows researchers to instantly access 501 wavelengths through software control, a significant improvement over conventional microplate readers which are typically limited to only six wavelength selections using manually installed interference filters. Additionally, for the first time DNA, RNA and proteins can be assayed directly in a high-throughput, multi-sample format, as a result of SPECTRAmax 250's capability to read at wavelengths as short as those in the true ultraviolet range.

       The Company's newest generation of microplate readers, the SPECTRAmax PLUS, is the industry's only spectrophotometer to offer the high throughput traditionally associated with microplate readers. This competitive advantage stems from the PathCheck detection technology which enables the SPECTRAmax PLUS to employ the efficient, high-throughput vertical light path used by microplate readers for biological absorbance measurements, but still achieve the performance associated with the fixed horizontal light path of spectrophotometers for life sciences applications.

       The Company's Vmax, Emax and THERMOmax microplate readers have in certain instances been used in clinical or diagnostic applications. Under applicable United States Food and Drug Administration ("FDA") regulations, to the extent that an analytical instrument will be used in a clinical or diagnostic application, the manufacturer of that instrument must submit to the FDA, prior to commercial distribution of that instrument, a "premarket notification ("510(k)") or a premarket approval ("PMA") application. The Company has obtained 510(k) clearance with respect to the clinical applications of its MAXline microplate readers. There can be no assurance, however, that 510(k) clearance for any future product or modification of an existing product will be granted.

       Vmax. The Company's first microplate reader, which was launched in 1987, with kinetic read capability was primarily designed to address the needs of biochemists. The Company believes that this innovation, along with its powerful analytical software program, SOFTmax, was instrumental in significantly expanding the market for microplate readers.

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

       SPECTRAmax 250. The SPECTRAmax 250 represented the first of a new generation of microplate readers incorporating a monochromator for continuous wavelength selection over a wide range, rather than a set of six optical filters each with a fixed wavelength. This capability provides for enhanced convenience and flexibility in assay design. A second major feature of SPECTRAmax 250 is the ability to read wavelengths as short as 250 nanometers, thus addressing direct quantitation of DNA, RNA and protein samples. In addition, SPECTRAmax 250 is capable of scanning absorbance as a function of wavelength over 96 samples in high-throughput spectral analysis.

       SPECTRAmax 340. Similar to the SPECTRAmax 250, this product was designed to address the needs of researchers for continuous wavelength selection in the near ultraviolet and visible range.

       fMAX. The Company's first fluorescence microplate reader, fMAX is one of the fastest fluorescence microplate readers available and is ideal for kinetic reactions.

       SPECTRAmax PLUS. The Company's first microplate reader aimed at the spectrophotometer market. It is the industry's only spectrophotometer to offer the high throughput traditionally associated with microplate readers, but still achieve the performance associated with fixed pathlength horizontal beam spectrophotometers as a result of the patented PathCheck technology developed by the Company. The SPECTRAmax PLUS is the first microplate reader with the ability to read wavelengths as short as 190 nanometers and as long as 1,000 nanometers, the equivalent range to a spectrophotometer.

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

Disposables

       SPECTRAtest is a comprehensive validation package for optical performance verification of the Company's SPECTRAmax systems.

Cell Analysis Systems

       Many therapeutic drugs are targeted to cell membrane receptors: special proteins that function as control switches for cell activity and are triggered by the specific binding of soluble natural substances (such as hormones and neurotransmitters) to relay messages to the cell via "signal transduction" mechanisms. Therapeutic drugs which act on receptors either mimic or block the action of the natural receptor-specific substance. The therapeutic potential of such drugs is, therefore, most appropriately studied using live cell systems. These studies are inherently challenging, but a high value is placed upon them by the pharmaceutical industry and the research community. A focus of the Company is the provision of tools for studying the response of live cells to different compounds, both for research and for drug screening purposes. Examples of these tools are the Company's FLIPR and Cytosensor Systems.

FLIPR System Product

       The  Company  acquired   NovelTech  in  June  of  1996  and  subsequently
integrated its FLIPR system with the other Cell Analysis systems. FLIPR satisfies a demand from pharmaceutical companies for live cell analysis at a high throughput rate (up to one hundred 96-well microplates per day). The cellular signals measured by FLIPR at this time are intracellular calcium ion flux and membrane potential change. These measurements provide information on the activation of cells by test compounds.

       The FLIPR limited depth-of-field fluorometry optical design is patented. Cells, along with appropriate fluorescent dyes, are maintained in open 96-well plates in a humidified, thermally-controlled compartment together with either one or two 96-well compound-addition plates. A laser provides excitation illumination, and fluorescence from cells growing on, or centrifuged onto, the bottom of the wells is passed through one or two optical filters and monitored continuously by a CCD camera, at intervals of less than 1 second for all 96 wells. During the reading cycle, an in-built 96-channel pipettor transfers 96 samples from a compound-addition plate to the cell plate. This strategy allows for real-time monitoring of cells before and after compound addition, thus allowing the measurement of rapid non-linear, response kinetics and providing correction for variation such as cell number and dye-loading, among others.

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

       Orphan Receptor Identification. While not as comprehensive as Cytosensor in its ability to detect intracellular signaling events, FLIPR has utility in this field because of its high throughput. Cells can be engineered to broaden their ability to provide intracellular signaling support to a wider range of receptors (e.g., by inclusion of proteins such as G alpha 16 or chimeric G proteins).

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

       In response to these limitations, and the corresponding need for a fast, reliable, single assay system to investigate multiple cellular functions in numerous cell types, the Company developed the Cytosensor System. The Cytosensor System incorporates the Company's core LAPS technology into a patented system that permits researchers to conduct microphysiometry, the monitoring of the metabolic state of living cells in real-time without destroying the cells. Cellular metabolism is the most fundamental and essential of all physiological processes, and allows for the monitoring of cell activation, stimulation, growth, toxicity and other biochemical events crucial to the development of new therapeutics. For example, in the evaluation of pharmacological effects on live human cells, Cytosensor offers unique enabling capabilities.

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

       The Company believes that the Cytosensor System has a number of current pharmacological and microbiological applications, including:

       Receptor Characterization. Companies are continually searching for more reliable ways to increase the success rate of drug discovery. Successful compound screening is highly dependent on understanding the activity and function of receptors. The Cytosensor System provides biological information in a single platform in less time and at a lower cost than traditional equipment and methods. Receptor responses to drug compounds can be detected in minutes, producing functional dose response information in hours rather than days.

       Orphan Receptor Identification. Cellular receptors are most often the targets for drugs. While known receptors are well-characterized, a large number of new and incompletely identified receptor subtypes, known as orphan receptors, are becoming of interest to the pharmaceutical industry. The Cytosensor System does not require extensive knowledge of the receptor signaling mechanism and, therefore, may be utilized for orphan receptor screening and identification.

       Pharmacological Profiling of Primary Human Cells. Cytosensor offers unique capabilities for evaluating the effects of pharmacological agents on primary human cells.

       In Vitro Toxicology. The Cytosensor System has been used to test specific cell lines, such as human and animal skin cells, with potential consumer products. Toxic effects can be quickly determined through monitoring changes in the metabolic activity of the cells. In published independent studies, the Cytosensor System demonstrated a high correlation with the Draize ocular irritancy test, a widely used measure of toxicity in consumer products. The Cytosensor System has further demonstrated the ability to detect neurotoxic events with great sensitivity.

Threshold System Products

       The Company's Threshold System is a high sensitivity assay system that incorporates the Company's LAPS technology to rapidly and accurately quantitate a variety of biomolecules such as DNA, proteins and mRNA. The demand for systems which can quantitate contaminants in the manufacturing and quality control of bioengineered products is in response to the growing number of therapeutics both entering clinical trials and receiving regulatory approval for commercial sale. The Threshold System emerged from a need by biopharmaceutical companies for more sensitive and reproducible methods to detect contaminants in biopharmaceuticals during the manufacturing and quality control process. Traditional detection methods, such as DNA hybridization (a method of binding DNA to a membrane for the purpose of determining if a specific sequence is present), can be slow, difficult to use in a manner that provides reproducible and transferable results, and often require the use of radioactive materials for detection.

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

           o Reliance on Sole Source Suppliers. Certain components used in the Company's products are currently purchased from single sources. Any delay in the manufacture of such components could materially adversely affect the Company's business, financial condition and results of operations.

           o Year 2000 Compliance. There can be no assurances that the vendors of the Company will be in compliance, and the Company has no control over whether such vendors will be in compliance, with year 2000 requirements. Any failure on the part of the Company's vendors could materially adversely effect the Company's business, financial condition and results of operations.

           o Other Factors. The Company's business is affected by other factors, including: (i) the possibility that the introduction or announcement of new products would render existing products obsolete or result in a delay or decrease in purchase orders for existing products; (ii) the extent to which and the timing in which the Company's products achieve market acceptance; (iii) the capital spending policies of the Company's customers (which depend on various factors, including the resources available to such customers, the spending priorities among various types of research equipment and the policies regarding capital expenditures during recessionary periods), including those policies of universities, government research laboratories and other institutions whose funding is dependent on grants from government agencies; (iv) competition in the life sciences instrumentation market which is highly competitive and expected by the Company to increase (see "Competition" on page 16); (v) the Company's ability to obtain and maintain patent and other intellectual property protection for its products and technology; (vi) compliance with governmental regulations, including those promulgated by the United Sates Food and Drug Administration and similar state and foreign agencies; and (vii) the extent of the Company's sales outside the United States, which involve certain specific risks, including risks related to currency fluctuations, imposition of government controls, export license requirements, restrictions on export of critical technology, political and economic instability or conflicts, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations and international distributor relationships and general economic conditions.

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

       The Company's future success will depend on its ability to enhance its current products and to develop and introduce, on a timely basis, new products that keep pace with technological developments and address the evolving needs of its customers. The Company pursues active development programs in the areas of spectroscopy, molecular and cell biology, electronic systems and computer software. Company-funded research and development expenditures were approximately $4,721,000, $4,581,000 and $3,639,000 during 1997, 1996 and 1995, respectively. The Company expects to continue to increase its Company-funded research and development expenditures, as new products are developed to address the evolving needs of its customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

       The Company has an installed base of approximately 10,000 units worldwide and has sold multiple systems to many of its customers.

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

       Product sales to customers outside of the United States accounted for approximately 38%, 40% and 37% of the Company's product revenues in 1997, 1996 and 1995, respectively. International sales are anticipated to account for an increasing percentage of revenues in the future. The Company expects to continue expanding its international operations in order to take advantage of increasing international market opportunities resulting from worldwide growth in the life sciences industry. The Company faces a number of risks in its international sales and operations. Although currently a majority of the Company's international sales are denominated in U.S. dollars, as the Company expands its international operations it may be required to invoice a greater proportion of its sales in local currencies. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may adversely affect the Company's results of operations because of currency translation adjustments or adversely impact sales and profitability if the value of foreign currencies declines relative to the U.S. dollar. International sales and operations may also be materially adversely affected by the imposition of government controls, export license requirements, restrictions of the export of critical technology, political and economic instability or conflicts, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, problems in establishing or managing distributor relationships and general economic conditions.

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

       Second, some of the Company's products compete directly with similar products from other companies. Since their introduction in 1987, the MAXline microplate readers have been the Company's primary product, accounting for 55%, 54% and 56% of product revenues in 1997, 1996 and 1995, respectively. The market for microplate readers is divided into three general segments: inexpensive microplate readers for customers that require relatively low levels of quantitative accuracy; higher performance microplate readers; and premium performance microplate readers. The Company does not compete in the first segment of this market. The second segment of the microplate reader market is characterized by intense competition from a number of companies including Bio-Rad Laboratories, Inc., Thermo Bioanalysis Corporation and Bio-Tek Instruments, Inc., that offer, or may in the future offer, products with performance capabilities generally similar to those offered by the Company's products. The Company currently experiences less competition in the third segment of the microplate reader market, although the Company expects that competition is likely to increase in the future, as several current and potential competitors have the technological and financial ability to enter this segment of the market. Some of the Company's competitors have substantially greater financial, technical, marketing, sales and other resources than the Company, and certain of these companies have a larger market share worldwide. The Company's MAXline products are generally priced at a premium to other microplate readers. The Company competes in the microplate reader market primarily on the basis of performance and productivity, and there can be no assurance that the Company can continue to compete successfully in this market.

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

Government Regulations

       Government regulations play a significant role in the research, development, production and commercialization of health care products, such as pharmaceuticals, diagnostics and certain instrumentation. None of the Company's products currently require FDA approval except for certain of the Company's MAXline Microplate Readers that are used in clinical or diagnostic applications. FDA regulations apply not only to therapeutics and other health care products, but also to the processes and production facilities used to produce such products.

       Clinical diagnostic applications of the Company's products are and will continue to be subject to FDA device and reagent approval and regulations. Before a medical device can be commercially distributed, the manufacturer must submit to the FDA either a 510(k) or a PMA application. A 510(k) notification can be submitted when the device is substantially equivalent to another device currently being marketed in the classes of devices eligible for marketing pursuant to 510(k) notifications. Receipt of 510(k) clearance takes at least three months, but may take much longer and may require the submission of clinical safety and efficacy data to the FDA. There can be no assurance that the use of a 510(k) notification will be available for any clinical application of the Company's products or for any of the Company's potential diagnostic products.

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

Human Resources

       As of December 31, 1997, Molecular Devices employed 146 persons full time, including 37 in research and development, 43 in manufacturing, 52 in marketing and sales and 14 in general administration and finance. Of these employees, 32 hold Ph.D. or other advanced degrees. None of the Company's employees is covered by collective bargaining agreements, and the Company considers relations with its employees to be good.


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


Item 4 - Submission of Matters to a Vote of Security Holders

         None.

                                     PART II
________________________________________________________________________________

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "MDCC."

        The prices per share reflected on the table below represent the range of high and low closing prices of the common stock on the Nasdaq National Market, for the period indicated.

                                1997                            1996
                   -----------------------------   -----------------------------
                        High            Low             High            Low
                        ----            ---             ----            ---
First Quarter          16 3/4         13 3/8           13 1/4          8 5/8
Second Quarter         17 5/8         12 1/2           13 3/4          8 3/8
Third Quarter          21 7/8         16 1/2           11 1/2          7 1/4
Fourth Quarter         23 3/4         14 7/8           16 1/8           11

        Historically, the Company has not paid cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future. Any future cash dividends will be determined by the Board of Directors

        As of March 15, 1998, there were approximately 2,130 stockholders of the Company.

        On March 15, 1998, the last sale price reported on the Nasdaq National Market for the Company's common stock was $19.00 per share.

Item 6 - Selected Consolidated Financial Data

         The  following   table  sets  forth   selected   historical   financial
information for the Company  certain  portions of which are based on, and should be read in conjunction with, the Company's audited financial statements that are being filed as a part of this report.
                                                                            Years Ended December  31,
                                                          -------------------------------------------------------------
                                                            1997         1996          1995         1994         1993
                                                            ----         ----          ----         ----         ----
Consolidated Statements of Income Data:                         (In thousand, except per share data)
Revenues
     Product Revenues                                     $ 38,245      $ 30,596     $ 23,116     $ 18,516     $ 14,872
     Contract Revenues                                          41           330        2,499        3,944        3,761
                                                          --------      --------     --------     --------     --------
          Total Revenues                                    38,286        30,926       25,615       22,460       18,633
                                                          --------      --------     --------     --------     --------
     Income from operations                                  7,256            47        3,011        1,763          636
     Other income (expense), net                             1,220         1,079          (33)        (201)        (124)
                                                          --------      --------     --------     --------     --------
     Income before income taxes                              8,476         1,126        2,978        1,562          512
     Income tax (provision) benefit                         (3,174)        1,126        1,081          (43)         -
                                                          --------      --------     --------     --------     --------
     Net income                                           $  5,302      $  2,252     $  4,059     $  1,519     $    512
                                                          ========      ========     ========     ========     ========

Basic net income per share                                $   0.58      $   0.26     $   0.58     $   0.22     $   0.07
                                                          ========      ========     ========     ========     ========

Diluted income per share                                  $   0.55      $   0.24     $   0.53     $   0.21     $   0.07
                                                          ========      ========     ========     ========     ========


Shares used in computing basic net
income per share                                             9,137         8,828        7,031        6,920        6,909
                                                          ========      ========     ========     ========     ========
Shares used in computing diluted net
income per share                                             9,721         9,524        7,644        7,310        7,359
                                                          ========      ========     ========     ========     ========



Consolidated Balance Sheet Data:
Cash and cash equivalents                                 $ 26,773      $ 23,727     $ 20,379     $  2,201     $  2,976
Working capital                                             35,752        27,395       22,786        3,681        2,990
Total assets                                                42,791        36,833       28,800        9,020        7,272
Long-term obligations, less current portion                      -             -            -        1,582        1,635
Accumulated deficit                                         (2,546)       (7,848)     (10,100)     (14,159)     (15,678)
Total stockholders' equity                                  37,417        29,277       24,525        3,757        2,233

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

         The Company's first product, the Vmax, was introduced in 1987. Vmax was the first in a series of products establishing the Company's MAXline family of microplate readers. In 1989, the Company commercialized its first biosensor product using its proprietary Light Addressable Potentiometric Sensor ("LAPS") technology with the introduction of the Threshold product family. In 1992, the second biosensor product, Cytosensor, was introduced, thus broadening the application of the Company's LAPS technology. In 1994, the Company launched a new generation of the MAXline product family, SPECTRAmax 250 followed by the SPECTRAmax 340 in 1995. In November 1995, the Company introduced the Cytosampler Automated Delivery System, which allows unattended continuous operation of the Company's existing 4- and 8-chamber Cytosensor Systems. In the second half of 1996 the Company launched the first MAXline product with fluorescence reading capability, the fMAX, and a robotics device that compliments the entire MAXline product family, the ROBOmax. In 1997, the Company launched its next generation MAXline product, the SPECTRAmax PLUS, which is the Company's first microplate reader that offers the same precision and accuracy as a spectrophotometer.

         On June 7, 1996, the Company acquired all of the outstanding stock of NovelTech Systems, Inc. ("NovelTech"). The purchase price of approximately $4.7 million consisted of a cash payment at closing of $1.5 million, issuance of two promissory notes valued at $750,000 each, issuance of 146,342 shares of the Company's Common Stock valued at approximately $1.48 million, and acquisition related costs of $210,000. The second quarter of 1996 included a $4.6 million one-time charge for acquired in-process technology related to the acquisition of NovelTech. See "Charge for Acquired In-Process Research and Development" below. Subsequent to the acquisition of NovelTech, the Company introduced its first high throughput optical screening tool, the FLIPR (Fluorometric Imaging Plate Reader) system. The FLIPR system joined Cytosensor as a member of the Company's Cell Analysis product family.

         The Company's revenues have historically been generated by bioanalytical instrument and consumable sales and contract research revenues. Sales of the Company's MAXline Microplate Readers accounted for 55%, 54% and 56% of product revenues in 1997, 1996 and 1995, respectively. The Company believes that sales of MAXline products will continue to account for a significant portion of its product revenues. Both the Cell Analysis and Threshold Systems are subject to long customer procurement processes as a result of the significant capital commitments required by customers. For example, the Company estimates that the sales cycle for a Cell Analysis System typically ranges from three to twelve months from initial inquiry to purchase order. Consequently, the Company believes that any significant sales increase for these products would take longer to materialize than that seen with MAXline.

         The Company also develops and markets a broad range of services, software and consumables including validation microplates for the MAXline Microplate Readers, disposable capsules for the Cytosensor System, and assay kits for the Threshold System. Sales of service, software and consumables accounted for 15%, 17% and 23% of product revenues in 1997, 1996 and 1995, respectively.

         The Company's contract revenues between 1990 and 1996 have consisted primarily of research funding from the United States Advanced Research Projects Agency ("ARPA") pursuant to a research contract that concluded in early 1996. In 1995, the Company restructured its research and development activities to increase focus on commercial opportunities. As a result, the development and engineering groups increased in size, while the research group was reduced, leading to an overall reduction in research and development spending but to an increase in spending for Company-funded research and development. The Company believes that contract research revenues will continue to be insignificant in future periods, and that product revenues will continue to be its primary source of revenues.

         The Company's revenues tend to exhibit a seasonal pattern, with the Company typically experiencing a decrease in sales in the first quarter as compared to the fourth quarter because of budgetary and capital equipment purchasing patterns in the life sciences industry. The Company has also typically experienced a decrease in product revenues in the third quarter compared to the second quarter, related to seasonality primarily associated with lower European and academic sales during the summer months. The Company's product revenues increased in the third quarter of 1996 compared to the second quarter of 1996 primarily due to the introduction of new Cell Analysis products. The Company, however, expects the third quarter seasonality trend to continue in future years as the Company increases its efforts to penetrate international markets. Product sales to customers outside of the United States accounted for approximately 38%, 40% and 37% of the Company's product revenues in 1997, 1996 and 1995, respectively.

         During 1996 and 1995, the Company recorded income tax benefits (by way of a reduced valuation allowance) related primarily to the Company's net operating loss carry forwards expected to be utilized in future years. As of December 31, 1996, management concluded that no valuation allowance was required based on its assessment that current levels of taxable income would be sufficient to realize the tax benefit. During 1997, a tax provision of approximately $3.2 million was recorded.

         Although the Company has been profitable in each of the last five years, the Company had an accumulated deficit of approximately $2.5 million at December 31, 1997.

Results of Operations

Years ended December 31, 1997, 1996 and 1995

         Product revenues. Product revenues for 1997 increased by 25% to approximately $38.2 million from approximately $30.6 million in 1996. The MAXline and Cell Analysis product families showed increased levels of revenue. MAXline product revenues increased primarily due to greater sales of new products and increased penetration of MAXline products into international distribution channels. Cell Analysis product revenues increased primarily due to greater sales of new products worldwide. Threshold revenues decreased primarily due to lower shipments to the U.S. Army and decreased shipments of commercial Threshold products internationally.

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

         Contract revenues. Contract revenues for 1997 decreased by 88% to approximately $41,000 from approximately $330,000 in 1996. Contract revenues for 1996 decreased by 87% to approximately $330,000 from approximately $2.5 million in 1995. The reduction in the contract revenue for both periods is due to the substantial completion of the Company's ARPA contract in late 1995. The Company believes that contract research revenues will continue to be insignificant in future periods.

         Gross margin on product revenues. In 1997, gross margin on product revenues increased nominally from 62.1% in 1996 to 62.3% in 1997. This increase relates primarily to increased sales of new higher margin MAXline products and improved margins on sales of Cell Analysis products.

         In 1996, gross margin on product revenues decreased to 62.1% from 63.3% in 1995. The decrease was primarily due to the introduction of new lower-margin Cell Analysis products and decreased Threshold product shipments.

         Cost of contract revenues. Consistent with the decreased contract revenues due to the substantial completion of the Company's ARPA contract in late 1995, cost of contract revenues declined to approximately $160,000 in 1996 (a 92% decrease compared to 1995) and zero in 1997.

         Company-funded research and development. Company-funded research and development expenses for 1997 increased nominally by 3% to approximately $4.7 million from approximately $4.6 million for 1996 and by 26% in 1996 from approximately $3.6 million in 1995. The increased spending in 1996 was due to the building of research and development projects focused on commercial products independent of government-funded research products. The relatively flat spending in 1997 as compared to 1996 is due to increased spending on headcount as partially offset by decreased development costs. Company-funded research and development expenses as a percentage of product revenues were 12.3%, 15.0% and 15.7% for 1997, 1996 and 1995, respectively.

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

         Selling, general and administrative. Selling, general and administrative expenses for 1997 increased by 20% to approximately $11.9 million from approximately $9.9 million in 1996 and by 16% in 1996 compared to approximately $8.5 million in 1995. The increased spending for both periods is primarily the result of additional spending on marketing, sales and service related activities (including increased headcount) as the Company continued to expand worldwide market coverage and introduce new products. Selling, general and administrative expenses as a percentage of product revenues were 31.1%, 32.4% and 37.0% in 1997, 1996 and 1995, respectively.

         Interest income (expense) net. Net interest and other income was $1.2 million and $1.1 million, respectively, in 1997 and 1996 as compared to net interest and other expense of approximately $33,000 for 1995. The increased net interest and other income for both periods relates primarily to interest income earned on the proceeds of the Company's initial public offering completed in December 1995 and cash generated from operations in 1996 and 1997. In addition, interest expense decreased in 1996 as the proceeds of the offering were used to repay certain debt instruments in December 1995.

         Provision for taxes. The Company recorded an income tax provision of approximately $3.2 million in 1997 as compared to income tax benefits of approximately $1.1 million recorded in 1996 and 1995. The benefits recorded in 1996 and 1995, which had the effect of increasing net income, related primarily to a reduced valuation allowance on the Company's net deferred tax asset. As of December 31, 1996, management concluded that no valuation allowance was required on the net deferred tax asset based on its assessment that current levels of income would be sufficient to realize the tax benefit.

Liquidity and Capital Resources

         Since 1993, the Company has financed its operations primarily from cash flows provided by operations, which contributed approximately $4.4 million, $4.6 million and $4.5 million in 1997, 1996 and 1995, respectively. Net cash used in investing activities was approximately $543,000, $1.9 million and $562,000 in 1997, 1996 and 1995, respectively, primarily for capital expenditures, and, in 1996, approximately $1.2 million of cash was used in investing activities related to the acquisition of NovelTech. Net cash provided by financing activities was approximately $534,000 and $14.3 million, respectively, for 1996 and 1995, while net cash used in financing activities was approximately $567,000 for 1997. The larger cash provided in 1995 reflected primarily the proceeds from the initial public offering as offset by repayment of various debt instruments from the proceeds of the offering. The 1996 proceeds relate primarily to stock option exercises.

The 1997 use of funds reflects repayment of the $1.5 million promissory note related to the 1996 acquisition of NovelTech as partially offset by proceeds from stock option exercises.

         The Company believes that existing capital resources will be sufficient to fund its operations through at least 1998. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the resources the Company devotes to developing, manufacturing and marketing its products, the extent to which the Company's products generate market acceptance and demand and other factors. As such, there can be no assurances that the Company will not require additional financing within this time frame and, therefore, the Company may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. There can be no assurance that additional funding will be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.


Item 8 - Financial Statements and Supplementary Data

         The following consolidated financial statements of the Company and financial statement schedules are attached to this report as pages F-1 through F-17.

         Financial Statements:

               o   Report of Ernst & Young LLP, Independent Auditors
               o   Consolidated Balance Sheets at December 31, 1997 and 1996
               o Consolidated Statements of Income for each of the three years in the period ended December 31, 1997
               o Consolidated Statement of Stockholders' Equity for the three years in the period ended December 31, 1997
               o Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 1997
               o   Notes to Consolidated Financial Statements

        Financial Statement Schedules:

               Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III
________________________________________________________________________________

Item 10 - Directors and Executive Officers of the Registrant

       Information with respect to Directors and Executive Officers may be found in the sections entitled "Proposal 1-Election of Directors," and "Executive Officers of the Company," respectively, appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on May 22, 1998 (the "Proxy Statement"). Such information is incorporated herein by reference.


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


Item 13 - Certain Relationships and Related Transactions

        The information required by this item is set forth in the Proxy Statement under the heading "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                     PART IV
________________________________________________________________________________

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

     1. Financial Statements - See Index to Consolidated Financial Statements as
        Item 8 on page 24 of this report.

     2. Financial Statement Schedules - See Index to Consolidated Financial Statements as Item 8 on page 24 of this report.

     3. Exhibits

Exhibit
Number                              Description of Document

2.1(1)    Form of Agreement and Plan of Merger between the Registrant and
          Molecular Devices Corporation, a California Corporation...............

3.1(1)    Amended and Restated Certificate of Incorporation of Registrant.......

3.2(1)    Bylaws of the Registrant .............................................

4.1(1)    Specimen Certificate of Common Stock of Registrant ...................

4.2(1)    Reference is made to Exhibits 3.1 through 3.2  .......................

10.1(1)   1988 Stock Option Plan ...............................................

10.2(1)   Form of Incentive Stock Option under the 1988 Stock Option Plan.......

10.3(1)   Form of Supplemental Stock Option under the 1988 Stock Option Plan  ..

10.4(1)   1995 Employee Stock Purchase Plan ....................................

10.5(1)   1995 Non-Employee Directors' Stock Option Plan........................

10.6(1)   Form of Nonstatutory Stock Option under the 1995 Non-Employee
          Directors' Stock Option Plan..........................................

10.7(1)   1995 Stock Option Plan ...............................................

10.8(1)   Form of Incentive Stock Option under the 1995 Stock Option Plan ......

10.9(1)   Form of Nonstatutory Stock Option under the 1995 Stock Option Plan  ..

10.10(1)  Form of Early Exercise Stock Purchase Agreement under the 1995
          Stock Option Plan ....................................................

10.11(1)  Form of Indemnity Agreement between the Registrant and its Directors and Executive Officers................................................

10.12(1)  Consulting Agreement dated July 20, 1988 by and between the Registrant and Harden M. McConnell, Ph.D.........................................

10.13(1)  Lease  Agreement  dated  January 17,  1994 by and  between  Aetna Life
          Insurance Company and the Registrant..................................

10.14(1) Business Loan Agreement dated March 26, 1991 by and between the Registrant and Silicon Valley Bank with related Promissory Note dated
          April 17, 1995, Loan  Modification....................................
          Agreement  dated April 17, 1995 and Security  Agreement dated November
          22, 1989..............................................................

10.15(1)  Series E Preferred Stock Purchase Agreement dated December 12, 1989 of the Registrant........................................................

10.16(2) Stock Purchase Agreement dated June 7, 1996, by and between the Registrant and NovelTech Systems, Inc., Brad Neagle and Kirk Schroeder
          (with Exhibit A, Certain Definitions).................................

10.17*    Chief Executive Officer Separation Agreement..........................

10.18*    Chief Financial Officer Employment Agreement..........................

21.1(1)   Subsidiaries of the Registrant........................................

23.1      Consent of Independent Auditors, Ernst & Young LLP ...................

27        Financial Data Schedule...............................................

-------------------
     (1) Incorporated by reference to the similarly described exhibit in the Company's Registration statement on Form S-1 (File No. 33-98926), as amended.
     (2) Incorporated by reference to the similarly described exhibit in the Company's Form 8-K Current Report dated June 7, 1996, and filed June 21, 1996 (as amended August 31, 1996).
      *  Management Contract

(b) Reports on Form 8-K

    None.

(c) Exhibits

    See Item 14(a) above.

(d) Financial Statement Schedule

    See Item 14(a) above.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1998.


                                      MOLECULAR DEVICES CORPORATION

                                      By:    Andre F. Marion
                                             -----------------------------------
                                             Andre F. Marion

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                     Title                                       Date
         ---------                     -----                                       ----
      Andre F. Marion                  Interim President, Chief Executive Officer  March 26, 1998
----------------------------------     and Director (Principal Executive Officer)
      Andre F. Marion


      Andrew H. Galligan               Vice President, Finance and                 March 26, 1998
----------------------------------     Chief Financial Officer (Principal
      Andrew H. Galligan               Financial and Accounting Officer)


      Moshe H. Alafi                                                               March 26, 1998
----------------------------------
      Moshe H. Alafi                   Director


      David L. Anderson                                                            March 26, 1998
----------------------------------
      David L. Anderson                Director


      A. Blaine Bowman                                                             March 26, 1998
----------------------------------
      A. Blaine Bowman                 Director


      Paul Goddard, Ph.D.                                                          March 26, 1998
----------------------------------
      Paul Goddard, Ph.D.              Director


      Harden M. McConnell, Ph.D.                                                   March 26, 1998
----------------------------------
      Harden M. McConnell, Ph.D.       Director


      J. Allan Waitz, Ph.D.                                                        March 26, 1998
----------------------------------
      J. Allan Waitz, Ph.D.            Director

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Molecular Devices Corporation

         We have audited the accompanying consolidated balance sheets of Molecular Devices Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molecular Devices Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/  ERNST & YOUNG LLP


Palo Alto, California
January 14, 1998

                               MOLECULAR DEVICES CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share and per share amounts)
                                                                      December 31,
                                                               --------------------------
                                                                  1997            1996
                                                               --------------------------
Assets:
Current assets:
     Cash and cash equivalents                                  $ 26,773         $ 23,727
     Accounts receivable,
        net of allowance for doubtful
        accounts of $180 and $196 at
        December 31, 1997 and 1996, respectively                   8,899            5,396
     Inventories                                                   3,465            2,470
     Deferred tax asset                                            1,867            3,216
     Other current assets                                            122              142
                                                                --------         --------
        Total current assets                                      41,126           34,951
Equipment and leasehold  improvements, net                         1,497            1,632
Other assets                                                         168              250
                                                                --------         --------
                                                                $ 42,791         $ 36,833
                                                                ========         ========
Liabilities and stockholders' equity:
Current liabilities:
     Accounts payable                                              1,316            1,933
     Accrued compensation                                          1,252            1,027
     Other accrued liabilities                                     1,798            2,500
     Deferred revenue                                              1,008              596
     Current obligations under promissory notes                        -            1,500
                                                                --------         --------
        Total current liabilities                                  5,374            7,556

Commitments

Stockholders' equity:
     Preferred stock, no par value, issuable in series;
        3,000,000 shares authorized, no shares issued and
        outstanding at December 31, 1997 and 1996,
        respectively                                                   -                -
     Common stock, $.001 par value; 30,000,000
        shares authorized; 9,331,599 and
        8,988,094 shares issued and outstanding,
        respectively, at December 31, 1997 and 1996                    9                9
     Additional paid-in capital                                   40,302           37,462
     Accumulated deficit                                          (2,546)          (7,848)
     Deferred compensation                                          (148)            (401)
     Accumulated translation adjustment                             (200)              55
                                                                --------         --------
          Total stockholders' equity                              37,417           29,277
                                                                --------         --------
                                                                $ 42,791         $ 36,833
                                                                ========         ========

                            See accompanying notes.

                                         MOLECULAR DEVICES CORPORATION
                                       CONSOLIDATED STATEMENTS OF INCOME
                                    (In thousands, except per share amounts)
                                                                              Years ended December 31,
                                                                    -----------------------------------------
                                                                      1997            1996             1995
                                                                    --------         --------        --------
Revenues:
Product revenues                                                    $ 38,245         $ 30,596        $ 23,116
Contract revenues                                                         41              330           2,499
                                                                    --------         --------        --------
     Total revenues                                                   38,286           30,926          25,615
                                                                    --------         --------        --------

Cost of revenues:
     Cost of product revenues                                         14,426           11,581           8,482
     Cost of contract revenues                                             -              160           1,934
                                                                    --------         --------        --------
          Total cost of revenues                                      14,426           11,741          10,416
                                                                    --------         --------        --------

     Gross margin                                                     23,860           19,185          15,199
                                                                    --------         --------        --------

Operating expenses:
     Company-funded research and development                           4,721            4,581           3,639
     Charge for acquired in-process research
          and development                                                  -            4,637               -
     Selling, general and administrative                              11,883            9,920           8,549
                                                                    --------         --------        --------
          Total operating expenses                                    16,604           19,138          12,188
                                                                    --------         --------        --------

Income from operations                                                 7,256               47           3,011
Interest income                                                        1,240            1,071             188
Interest expense                                                           -               (6)           (221)
Other expense, net                                                       (20)              14               -
                                                                    --------         --------        --------
Income before income taxes                                             8,476            1,126           2,978
Income tax (provision) benefit                                        (3,174)           1,126           1,081
                                                                    --------         --------        --------

Net income                                                          $  5,302         $  2,252        $  4,059
                                                                    ========         ========        ========

Basic net income per share                                          $   0.58         $   0.26        $   0.58
                                                                    ========         ========        ========

Diluted net income per share                                        $   0.55         $   0.24        $   0.53
                                                                    ========         ========        ========

                            See accompanying notes.

                          MOLECULAR DEVICES CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (In thousands, except share and per share amounts)

                                                                 Additional                           Accumulated  Total
                                         Preferred       Common   Paid-In   Accumulated    Deferred   Translation  Stockholders'
                                           Stock          Stock   Capital    Deficit     Compensation Adjustment   Equity
                                        --------------------------------------- -----------------------------------------------
Balance at December 31, 1994             $ 17,672    $    263     $   --     $(14,159)   $   --       $    (19)    $  3,757
  Issuance of 63,459 shares of common
       stock for options exercised           --           114         --         --          --           --            114
  Deferred compensation                      --           578         --         --          (578)        --           --
  Establishment of $.001 per share par
       value                                 --          (954)         954       --          --           --           --
  Conversion of 2,243,378 shares of
       preferred stock                    (17,672)          5       17,667       --          --           --           --
  Issuance of 1,700,000 shares of
       common stock, net of issuance
       costs                                 --             2       16,538       --          --           --         16,540
  Amortization of deferred
       compensation                          --          --           --         --            41         --             41
  Currency translation adjustment            --          --           --         --          --             14           14
  Net income                                 --          --           --        4,059        --           --          4,059
                                         --------    --------     --------   --------    --------     --------     --------
Balance at December 31, 1995                 --             8       35,159    (10,100)       (537)          (5)      24,525
  Issuance of 112,864 shares of
       common stock for options
       exercised                             --          --            273       --          --           --            273
  Issuance of 41,097 shares of
       common stock under employee
       stock purchase plan                   --          --            337       --          --           --            337
  Issuance of 146,342 shares of
       common stock in connection
       with acquisition                      --             1        1,482       --          --           --          1,483
  Tax benefits from employee stock
       transactions                          --          --            211       --          --           --            211
  Amortization of deferred
       compensation                          --          --           --         --           136         --            136
  Currency translation adjustment            --          --           --         --          --             60           60
  Net income                                 --          --           --        2,252        --           --          2,252
                                         --------    --------     --------   --------    --------     --------     --------
Balance at December 31, 1996                 --             9       37,462     (7,848)       (401)          55       29,277
  Issuance of 318,370 shares of
       common stock for options
       exercised                             --          --            933       --          --           --            933
  Issuance of 25,135 shares of common
       stock under Employee Stock
       Purchase Plan                         --          --            332       --          --           --            332
  Tax benefits from employee stock
       transactions                          --          --          1,706       --          --           --          1,706
  Amortization of deferred
       compensation                          --          --           --         --           122         --            122
  Reversal of deferred compensation
       for terminated employees              --          --           (131)      --           131         --           --
  Currency translation adjustment            --          --           --         --          --           (255)        (255)
  Net income                                 --          --           --        5,302        --           --          5,302
                                         --------    --------     --------   --------    --------     --------     --------
Balance at December 31, 1997             $   --      $      9     $ 40,302   $ (2,546)   $   (148)    $   (200)    $ 37,417
                                         ========    ========     ========   ========    ========     ========     ========

                                      F-4

                                           MOLECULAR DEVICES CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                       (In thousands, except share amounts)
                                                                                Years Ended December 31,
                                                                        -----------------------------------------
                                                                           1997            1996            1995
                                                                        ----------      ----------      ---------
Cash flows from operating activities:
Net income                                                              $  5,302        $  2,252        $  4,059
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                           729             636             671
     Loss on disposal of fixed assets                                         31              40              26
     Charge for acquired in-process research and development                   -           4,425               -
     Amortization of deferred compensation                                   122             136              41
     (Increase) decrease in assets:
          Accounts receivable                                             (3,503)         (1,160)           (372)
          Inventories                                                       (995)           (817)             37
          Deferred tax asset                                               1,349          (2,055)         (1,161)
          Other current assets                                                20              (1)            (25)
     Increase (decrease) in liabilities:
          Accounts payable                                                  (617)            916             (87)
          Accrued compensation                                               225             151             178
          Other accrued liabilities                                        1,336            (31)             882
          Deferred revenue                                                   412             120             203
                                                                        ----------      ----------      ---------
     Net cash provided by operating activities                             4,411           4,612           4,452
                                                                        ----------      ----------      ---------

Cash flows from investing activities:
Capital expenditures                                                        (625)           (711)           (495)
Acquisition of NovelTech Systems, Inc. net of cash on hand                     -          (1,198)              -
Other assets                                                                  82              51             (67)
                                                                        ----------      ----------      ---------
Net cash used in investing activities                                       (543)         (1,858)           (562)
                                                                        ----------      ----------      ---------

Cash flows from financing activities:
Repayments on credit arrangements                                              -             (76)         (2,379)
Repayment of promissory notes                                             (1,500)              -               -
Issuance of common stock, net                                                933             610          16,654
                                                                        ----------      ----------      ---------
Net cash (used in) provided by financing activities                         (567)            534          14,275
                                                                        ----------      ----------      ---------

Effect of exchange rate changes on cash                                     (255)             60              13
                                                                        ----------      ----------      ---------

Net increase in cash and cash equivalents                                  3,046           3,348          18,178
Cash and cash equivalents at beginning of year                            23,727          20,379           2,201
                                                                        ----------      ----------      ---------
Cash and cash equivalents at end of year                                  26,773          23,727          20,379
                                                                        ==========      ==========      =========

Supplemental cash flow information:
Cash paid during the year for:
     Interest                                                           $      -        $      6        $    218
 Income taxes                                                           $    472        $    360        $     40
                                                                        ==========      ==========      =========

Supplemental schedule of noncash
     investing and financing activities:
Equipment and leasehold improvements financed
     under secured credit agreements                                    $      -        $      -        $    215
                                                                        ==========      ==========      =========

Disposals of fully depreciated equipment
     and leasehold improvements                                         $     85        $    465        $    385
                                                                        ==========      ==========      =========
Conversion of 2,243,378 shares of preferred stock                       $      -        $      -        $ 17,672
                                                                        ==========      ==========      =========

Issuance of 146,342 shares of common stock
     in connection with acquisition                                     $      -        $  1,483        $      -
                                                                        ==========      ==========      =========

Issuance of promissory notes in connection
     with acquisition                                                   $      -        $  1,500        $      -
                                                                        ==========      ==========      =========

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

The Company's investments at December 31, 1997 are comprised of short-term corporate and government and non-government debt instruments that are classified as cash equivalents. Due to the highly liquid nature of the Company's investments, the adjusted cost basis of the investments approximates fair value at December 31, 1997, and therefore unrealized gains or losses at this date are immaterial.

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

Advertising Costs

       The Company expenses the cost of advertising as incurred. The Company incurred advertising costs of approximately $641,000, $680,000 and $611,000 for 1997, 1996, and 1995, respectively.

Per Share Data

       Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." As required by SFAS 128, all prior periods presented have been restated. The impact of SFAS 128 on the Company's reported EPS was not material.

       Under the new requirements for calculating EPS, the dilutive effect of stock options is excluded from a new EPS measure, Basic EPS. Except as noted below, diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method) when their effect is dilutive.

       Basic and diluted EPS for 1995 have been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98, issued by the SEC in February 1998 (SAB 98). Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering previously included in the computation of shares outstanding pursuant to the Staff Accounting Bulletins No.s 55, 64 and 83 are now excluded from the computation.

Computation of Earnings Per Share is as follows:
(in thousands except per share amounts)
BASIC                                                                           Years Ended December 31,
                                                                      --------------------------------------------
                                                                         1997             1996             1995
                                                                      -----------     ------------     -----------
Weighted average common shares outstanding for
the period                                                                 9,137           8,828            7,031
                                                                      ===========     ============     ===========

Net income                                                                 5,302      $    2,252       $    4,059
                                                                      ===========     ============     ===========

Net income per share                                                  $     0.58      $     0.26       $     0.58
                                                                      ===========     ============     ===========


DILUTED                                                                         Years Ended December 31,
                                                                      --------------------------------------------
                                                                         1997             1996             1995
                                                                      -----------     ------------     -----------

Weighted average common shares outstanding for
     the period                                                            9,137           8,828            7,031

Common equivalent shares assuming exercise of
     stock options under the treasury stock method                           584             696              613
                                                                      -----------     ------------     -----------

Shares used in per share calculation                                       9,721           9,524            7,644
                                                                      ===========     ============     ===========

Net income                                                            $    5,302      $    2,252       $    4,059
                                                                      ===========     ============     ===========

Net income per share                                                  $     0.55      $     0.24       $     0.53
                                                                      ===========     ============     ===========



       Options to purchase 48,500 shares of common stock at $19.50 per share were outstanding during 1997, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Stock Based Compensation

       As permitted by Statement of Financial Accounting Standards No. 123 (SFAS
123), "Accounting for Stock-Based Compensation," the Company applies APB Opinion 25 and related Interpretations in accounting for its Stock Option Plans and, accordingly, recognizes no compensation expense for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant. Note 5 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share for each of the three years in the period ended December 31, 1997, if the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS 123.

Reclassifications

       Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.


New Accounting Pronouncements.

       In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," and Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information," which will be required to be adopted by the Company in fiscal 1998. Adoption of these statements is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cashflow.

Note 2.  Balance Sheet Amounts

                                                             December 31,
                                                        -----------------------
                                                          1997            1996
                                                        ---------       --------
                                                             (In thousands)
Inventories:
     Raw materials                                      $     849       $    895
     Work-in-process                                          565            488
     Finished goods and demonstration equipment             2,051          1,087
                                                        ---------       --------
                                                        $   3,465       $  2,470
                                                        =========       ========


Equipment and leasehold improvements:
     Machinery and equipment                            $   4,815       $  4,343
     Furniture and fixtures                                   701            685
     Leasehold improvements                                   509            488
                                                        ---------       --------
                                                            6,025          5,516
Less accumulated depreciation and amortization              4,528          3,884
                                                        ---------       --------
Net equipment and leasehold improvements                $   1,497       $  1,632
                                                        =========       ========


Other accrued liabilities:
     Accrued income tax                                 $     213       $    440
     Warranty                                                 249            278
     Customer deposits                                          3            379
     Sales tax payable                                        352            307
     Other                                                    981          1,096
                                                        ---------       --------
                                                        $   1,798       $  2,500
                                                        =========       ========

Note 3. Commitments

       Net rental expense under operating leases related to the Company's facilities was approximately $541,000, for each of the three years in the period ended December 31, 1997.

       Annual future minimum lease payments under operating leases as of December 31, 1997 are as follows: 1998 - $613,000; 1999 - $608,000; 2000 -
$595,000; 2001 - $405,000.

Note 4.  Acquisition of NovelTech Systems, Inc.

       On June 7, 1996, the Company acquired all of the outstanding stock of NovelTech Systems, Inc. ("NovelTech") for a cash payment at closing of $1,500,000, issuance of two promissory notes valued at $750,000 each and issuance of 146,342 shares of the Company's common stock valued at $1,482,444 as of the closing date. The notes were repaid in full on January 2, 1997. The acquisition was accounted for as a purchase and the total purchase price of $4,692,391, including $209,947 of acquisition related costs, was allocated based on an independent appraisal as follows (in thousands):

Excess of liabilities over tangible assets                      $          (95)
Acquired developed technology                                              150
Acquired in-process technology and acquisition related costs             4,637
                                                                ===============
     Total purchase price                                       $        4,692
                                                                ===============

       The purchase price allocation resulted in a $4,636,780 charge to acquired in-process technology and acquisition related costs in the second quarter of 1996. This charge is not deductible for federal or state tax purposes. The acquired in-process technology represents the appraised value of technology in the development stage that had not yet reached technological feasibility and does not have alternative future uses. In reaching this determination, the Company considered, among other factors, the stage of development of each product, the time and resources needed to complete each product, and expected income and associated risks. The results of NovelTech are consolidated from June 8, 1996.

       Pro forma consolidated results for the Company as if the acquisition had been consummated January 1, 1996, are as follows (in thousands except per share amounts):

                                                             Year Ended
                                                      December 31, 1996
                                                      -----------------
Revenue                                                  $       31,647
Net Income                                                        6,741
Net income per share                                               0.70

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

       As permitted by Statement of Financial Accounting Standards No. 123 (SFAS
123), "Accounting for Stock-Based Compensation," the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, recognizes no compensation expense for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

                                                  1997         1996        1995
                                                  ----         ----        ----
  Net income as reported                    $    5,302   $    2,252   $   4,059
  Pro forma                                 $    4,887   $    1,901   $   4,010

  Basic earnings per share as reported      $     0.58   $     0.26   $    0.58
  Pro forma                                 $     0.53   $     0.22   $    0.57

  Diluted earnings per share as reported    $     0.55   $     0.24   $    0.53
  Pro forma                                 $     0.51   $     0.20   $    0.52

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

  Expected dividend yield                                                0%
  Expected stock price volatility                                51.4-61.7%
  Risk-free interest rate                                      5.38%- 7.56%
  Expected life of options                                          5 years

Stock activity under the 1988 and 1995 Stock Option Plans and the Directors' Plan was as follows:

                                      Shares          Options           Weighted
                               Available for      Outstanding            Average
                                Future Grant                      Exercise Price
                              --------------------------------------------------
Balance, December 31, 1994           234,976          733,734          $ 2.27
     Authorized                      997,500                -               -
     Granted                        (418,554)         418,554            5.00
     Exercised                             -          (63,459)           1.81
     Cancelled                        77,490          (77,490)           2.75
                                    --------        ---------          ------
Balance December 31, 1995            891,412        1,011,339            3.39
     Granted                         (74,000)          74,000           10.62
     Exercised                             -        (112,864)            2.41
     Cancelled                        40,647         (40,647)            3.66
                                    --------        ---------          ------
Balance December 31, 1996            858,059          931,828            4.14
     Granted                        (323,250)         323,250           14.68
     Exercised                             -         (295,554)           2.94
     Cancelled                       165,790         (165,790)           7.55
                                    --------        ---------          ------
Balance December 31, 1997            700,599          793,734          $ 8.08
                                    ========        =========          ======

       The  following  table   summarizes   information   concerning   currently
outstanding and exercisable options:

                                       Options Outstanding                             Options Exercisable
                       ---------------------------------------------------       --------------------------------
                                            Weighted
                                            Average            Weighted                                Weighted
                                           Remaining           Average                                 Average
     Range of              Number         Contractual          Exercise              Number            Exercise
  Exercise Price        Outstanding           Life              Price              Exercisable          Price
-------------------    --------------    --------------     --------------       ---------------     ------------
   $0.75 - 1.73               82,093               3.8              $1.73               80,973            $1.72
       $3.00                 149,011               6.9              $3.00               89,107             3.00
       $5.25                 240,030               7.7              $5.25              118,471             5.25
       $8.00                  37,850               8.6              $8.00                5,250             8.00
  $12.00 - 13.38             143,500               9.2             $13.37                  200            12.00
  $13.50 - 15.38              92,750               9.4             $14.88                2,800            14.13
      $19.50                  48,500               9.8            $19.50                  ---              ---
                       --------------                                            ---------------
                             793,734                                                   296,801
                       ==============                                            ===============

       In September 1995, nonqualified options for 56,223 shares were granted at an exercise price of $5.25 outside of the plans. During 1997, options on 22,816 shares were exercised and the remaining options on 33,407 shares were cancelled. These options are not included in the tables above.

Deferred Compensation

       For options granted in September 1995, the Company recognized $578,000 as deferred compensation for the excess of the deemed value for accounting purposes of the common stock issuable on exercise of such options over the aggregate exercise price of such options. The deferred compensation expense is being amortized ratably over the vesting period of the options. Additionally, $131,000 of unvested deferred compensation was reversed in 1997 due to employee terminations.

Employee Stock Purchase Plan

       Under the Employee Stock Purchase Plan (the "Purchase Plan") 200,000 shares of common stock have been authorized for issuance. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant or purchase date. As of December 31, 1997, 133,768 shares remained available for purchase.

Note 6.  Research and Development Contracts

       Through December 31, 1996, the Company performed research under cost reimbursement contracts with the U.S. government.

       The Company's most significant government contract was a $12.4 million, five-year, cost-reimbursement type contract with the Advanced Research Project Administration (ARPA) which was substantially completed in late 1995. Under this contract, revenues of approximately $2,259,000 were recognized in 1995. All significant research activity was completed in December 1995.

Note 7.  Income Taxes

           The components of the (provisions) benefits for income taxes consist of the following:
                                     Years ended December 31,
                          ---------------------------------------------
                              1997              1996             1995
                          ----------         ---------       ----------
                                       (In thousands)

Current:
  Federal                 $   (1,227)        $    (524)      $      (33)
  State                         (350)             (340)              (9)
  Foreign                       (248)              (65)             (38)
                          ----------         ---------       ----------
                              (1,825)             (929)             (80)

Deferred:
  Federal                       (969)            1,645            1,018
  State                         (380)              410              143
  Foreign                          -                 -                -
                          ----------         ---------       ----------
                              (1,349)            2,055            1,161
                          ----------         ---------       ----------
                          $   (3,174)        $   1,126       $    1,081
                          ==========         =========       ==========

       The  (provisions)  benefits  for income  taxes  differ  from the  amounts computed by applying  the  statutory  federal  income tax rate to income  before income taxes. The source and tax effects of the differences are as follows:
                                                                               Years ended December 31,
                                                                    -------------------------------------------
                                                                       1997             1996             1995
                                                                    ---------        ----------        --------
                                                                                    (In thousands)
Income before provision for income taxes                            $   8,476        $    1,126         $ 2,978

Income tax at statutory federal rate
  (34% for 1995, 35% for 1996 and 1997)                             $  (2,967)       $     (394)        $(1,013)
State income tax, net of federal benefit                                 (360)               46              (9)
Net operating loss carry forwards                                           -             1,748             980
Foreign income taxes                                                        -               (65)            (38)
Change in valuation allowance                                               -             1,289           1,161
Foreign sales corp                                                        168               136               -
Charge for acquired in-process research and development                     -            (1,623)              -
Other                                                                     (15)              (11)              -
                                                                    ---------         ----------        -------
                                                                    $  (3,174)        $   1,126         $ 1,081
                                                                    =========         ==========        =======


       Foreign pretax income was $360,000 and $72,000 in 1997 and 1996, respectively, while foreign pretax loss was $158,000 in 1995.

       As of December 31, 1997, the Company had federal research and development tax credit carryforwards of approximately $660,000. The federal credit carryforwards will expire at various dates beginning in 2001 through 2007, if not utilized.

       Deferred   income  taxes   reflect  the  net  tax  effects  of  temporary
differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes.

                                                              Years ended
                                                              December 31,
                                                       -------------------------
                                                          1997           1996
                                                       ----------      ---------
                                                            (In thousands)
  Deferred tax assets:
  Net operating loss carryforwards                     $    -          $  1,247
  Research and development credit carryforwards               660           836
  Non-deductible reserves                                     356           370
  Warranty and accrued expenses                               568           450
  Net undistributed profits of foreign subsidiaries           182            40
  Other                                                       101           273
                                                       ----------      ---------

  Total deferred tax assets                            $    1,867      $  3,216
                                                       ==========      =========




       The net valuation allowance decreased by $3,600,000 for the year ended December 31, 1996.

Note 8.  Industry Segment, Geographic and Customer Information

       The  Company  operates  in  a  single  industry   segment;   the  design,
development, manufacture, sale and service of bioanalytical measurement systems for life sciences applications.

       One of the Company's research contract customers accounted for 10% of total revenue in 1995.

       Foreign operations of European subsidiaries consist of sales, service and distribution. Intercompany transfers between geographic areas are accounted for at prices that approximate arm's-length transactions. In addition, U.S. export sales approximated $7,793,000, $7,828,000 and $5,043,000 in 1997, 1996 and 1995,
respectively.  This included  revenue from Europe of  approximately  $2,602,000,
$3,394,000  and  $2,239,000 in 1997,  1996 and 1995,  respectively.  In 1997 and
1996, U.S. export sales included revenue from Asia of approximately $3,704,000 and $3,470,000, respectively.

       Summarized data for the Company's domestic and international operations are as follows:

                                     United                         Adjustments and
                                     States          Europe         Eliminations        Total
                                     ------          ------         ---------------     -----
                                                      (In thousands)
Year Ended
     December 31, 1997
     Revenues                       $ 35,640      $   6,752          $  (4,106)        $ 38,286
     Income from operations            7,047            374               (165)           7,256
     Identifiable assets              42,939          4,318             (4,466)          42,791

Year Ended
     December 31, 1996
     Revenues                       $ 29,102     $    4,494          $  (2,670)        $ 30,926
     Income from operations              (38)            56                 29               47
     Identifiable assets              37,291          2,359             (2,817)          36,833

Year Ended
     December 31, 1995
     Revenues                       $ 23,810     $    3,590          $  (1,785)        $ 25,615
     Income from operations            3,086           (175)               100            3,011
     Identifiable assets              29,231          1,787             (2,218)          28,800

Note 9.  Comparative Quarterly Financial Data (unaudited)

       Summarized quarterly financial data is as follows:

                                            First           Second            Third           Fourth
                                            -----           ------            -----           ------
                                           (In thousands, except per share amounts)
Fiscal 1997
     Net revenues                        $    8,306       $    9,818       $    9,527       $   10,635
     Gross profits                            5,115            5,943            6,046            6,756
     Net income                               1,027            1,315            1,370            1,590
     Diluted net income per share        $     0.11       $     0.14       $     0.14       $     0.16
Fiscal 1996
     Net revenues                        $    6,102       $    7,647       $    8,217       $    8,960
     Gross profits                            3,860            4,788            5,042            5,495
     Net income (loss)                        1,093           (3,143)           1,758            2,544
     Diluted net income per share        $     0.12       $    (0.36)      $     0.18       $     0.26

                                      F-16

                                                                    SCHEDULE II
________________________________________________________________________________

                          MOLECULAR DEVICES CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                   Balance at                             Balance at
                           Description                            Beginning of   Charged to                  End
                                                                     Period        Costs     Deductions   of Period
                                                                  -----------------------------------------------------
Balance for the year ended December 31, 1995:
   Allowance for doubtful accounts receivable                         $294       $  ---      $ (126)       $  168
Balance for the year ended December 31, 1996:
   Allowance for doubtful accounts receivable                          168           35          (7)          196
Balance for the year ended December 31, 1997:
   Allowance for doubtful accounts receivable                          196          ---         (16)          180