Form 10-Q
period 1998-03-31
MOLECULAR DEVICES CORP
filed 1998-05-13
CIK 1003113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________________ to _______________________

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

                                    YES  X     NO
                                       ----      ----

As of May 8, 1998, 9,380,815 shares of the Registrant's Common Stock were outstanding.

                          MOLECULAR DEVICES CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX


                                                                            PAGE
PART I.   FINANCIAL INFORMATION                                           NUMBER

ITEM 1.   FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEETS
          March 31, 1998 and December 31, 1997..............................   3

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          Three Months Ended March 31, 1998 and 1997........................   4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          Three Months Ended March 31, 1998 and 1997........................   5

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..............   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............................   8



PART II.  OTHER INFORMATION

          ITEM 1.     LEGAL PROCEEDINGS ....................................  12

          ITEM 2.     CHANGES IN SECURITIES.................................  12

          ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.......................  12

          ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS......................................  12

          ITEM 5.     OTHER INFORMATION.....................................  12

          ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K......................  12

SIGNATURE             ......................................................  13

                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                          MOLECULAR DEVICES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                      March 31,     December 31,
                                                        1998            1997
                                                      ---------        --------
ASSETS:                                                      (unaudited)
 Current assets:
   Cash and cash equivalents                           $ 29,393         $ 26,773
   Accounts receivable, net                               8,687            8,899
   Inventories                                            3,821            3,465
   Deferred tax asset                                     1,702            1,867
   Other current assets                                     263              122
                                                       --------         --------
      Total current assets                               43,866           41,126

 Equipment and leasehold  improvements, net               1,386            1,497
 Other assets                                               150              168
                                                       --------         --------
                                                       $ 45,402         $ 42,791
                                                       ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                    $  2,351         $  1,316
   Accrued liabilities                                    3,005            3,050
   Deferred revenue                                       1,200            1,008
                                                       --------         --------
      Total current liabilities                           6,556            5,374

Stockholders' equity:
 Preferred stock, no par value; 3,000,000 authorized
  no shares issued or outstanding                          --               --
 Common stock, $.001 par value; 30,000,000
  shares authorized; 9,366,278 and 9,331,599
  shares issued and outstanding, at March 31, 1998
  and December 31, 1997, respectively                        9                9
 Additional paid-in capital                             40,981           40,302
 Accumulated deficit                                    (1,132)          (2,546)
 Deferred compensation                                    (701)            (148)
 Accumulated translation adjustment                       (311)            (200)
                                                      --------         --------
      Total stockholders' equity                        38,846           37,417
                                                      --------         --------
                                                      $ 45,402         $ 42,791
                                                      ========         ========

        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)



                                                            Three Months Ended
                                                                  March 31,
                                                               1998        1997
                                                           --------------------
TOTAL REVENUES                                             $ 10,346    $  8,306

TOTAL COST OF REVENUES                                        3,713       3,191
                                                           --------    --------
GROSS MARGIN                                                  6,633       5,115
                                                           --------    --------
OPERATING EXPENSES:
 Research and development                                     1,384       1,078
 Selling, general and administrative                          3,308       2,661
                                                           --------    --------
   Total operating expenses                                   4,692       3,739
                                                           --------    --------
INCOME FROM OPERATIONS                                        1,941       1,376
Other income, net                                               358         281
                                                           --------    --------
INCOME BEFORE TAXES                                           2,299       1,657
Income tax provision                                           (885)       (630)
                                                           --------    --------
NET INCOME                                                 $  1,414    $  1,027
                                                           ========    ========
BASIC AND DILUTED NET INCOME PER SHARE                     $   0.15    $   0.11
                                                           ========    ========
SHARES USED IN COMPUTING BASIC NET INCOME PER SHARE           9,361       9,025
                                                           ========    ========
SHARES USED IN COMPUTING DILUTED NET INCOME PER SHARE         9,737       9,656
                                                           ========    ========

        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                            1998           1997
                                                        ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $  1,414       $  1,027
Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization                             195            159
   Amortization of deferred compensation                      25             34
   Loss on disposal of fixed assets                         --               15
    (Increase) decrease in assets:
      Accounts receivable                                    212           (437)
      Inventories                                           (356)          (701)
      Deferred tax asset                                     165            257
      Other current assets                                  (141)          (166)
  Increase (decrease) in liabilities:
     Accounts payable                                      1,035            676
     Accrued liabilities                                     (45)          (749)
     Deferred revenue                                        192            155
                                                        --------       ---------
Net cash provided by operating activities                  2,696            270
                                                        --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                         (84)          (115)
Other assets                                                  18             22
                                                        --------       ---------
Net cash used in investing activities                        (66)           (93)
                                                        --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of promissory notes                               --           (1,500)
Issuance of common stock, net                                101            182
                                                        --------       ---------
Net cash provided by (used in) financing activities          101         (1,318)
                                                        --------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH:                    (111)           (62)
                                                        --------       ---------

Net increase (decrease) in cash and cash equivalents       2,620         (1,203)
Cash and cash equivalents at beginning of period          26,773         23,727
                                                        --------       ---------
Cash and cash equivalents at end of period              $ 29,393       $ 22,524
                                                        ========       =========

        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

Certain reclassifications have been made to the financial statements for the three month period ended March 31, 1997 to conform with the 1998 presentation for those periods.

Note 2.  New Accounting Standards

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive income was approximately $1.3 million and $989,000 for the three month periods ended March 31, 1998 and 1997, respectively.

Note 3. Inventories

Inventories consist of (in thousands):

                                         March 31, 1998        December 31, 1997
                                         --------------        -----------------

Finished goods                           $        2,123            $       2,051
Work in process                                     646                      565
Raw materials and subassemblies                   1,052                      849
                                         --------------            -------------
                                         $        3,821            $       3,465
                                         ==============            =============


Note 4. Net Income Per Share

Net income per share is computed using the weighted average number of shares of common stock for basic EPS and, for diluted EPS, the weighted average number of shares of common stock and dilutive common equivalent shares from outstanding stock options (using the treasury stock method).

                          MOLECULAR DEVICES CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 26, 1998.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 contained in the Company's 1997 Annual Report to Stockholders. The results for the first quarter of 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997

REVENUES. Revenues for the first quarter of 1998 increased 25% to approximately $10.3 million from approximately $8.3 million in the first quarter of 1997. The Maxline and Threshold product families showed increased levels of revenue while Cell Analysis product family revenue decreased nominally. Maxline revenues increased primarily due to greater sales of new SPECTRAmax products worldwide. Threshold revenues improved primarily due to increased volume of shipments to both commercial and military customers worldwide. Cell Analysis revenues decreased nominally as a result of decreased volume shipments which were partially offset by increased unit selling prices.

GROSS MARGIN. The Company generated stronger margins of 64% in the first quarter of 1998 as compared to 62% in the first quarter of 1997 due primarily to the continued strength of new SPECTRAmax products.

RESEARCH AND DEVELOPMENT. Research and development expenses for the first quarter of 1998 increased 28% to approximately $1.4 million (13.4% of total revenue) from approximately $1.1 million (13.0% of total revenue) for the first quarter of 1997. This increased spending is primarily the result of additional headcount and increased expenditures on development of new products.

SELLING,  GENERAL  AND  ADMINISTRATIVE.   Selling,  general  and  administrative
expenses for the first quarter of 1998 increased 24% to approximately $3.3 million (32.0% of total revenue) from approximately $2.7 million (32.0% of total revenue) for the first quarter of 1997. This increased spending is primarily the result of additional expenditures on marketing, sales and service related activities as the Company continued to expand market coverage. In addition, the first quarter of 1998 includes approximately $300,000 of charges related to the recruitment and hiring of the new Chief Executive Officer of the Company.

OTHER INCOME (NET). Net other income for the first quarter of 1998 increased by 27% to approximately $358,000 from approximately $281,000 for the first quarter of 1997 primarily due to increased cash balances (provided primarily by operations) in the first quarter of 1998 as compared to 1997.

INCOME TAX PROVISION. The Company recorded income tax provisions of $885,000 and $630,000, respectively, for the first quarter of 1998 and 1997 based on effective tax rates of 38.5% and 38%, respectively. The increased effective tax rate for the first quarter of 1998 relates primarily to anticipated proportional decreased benefits from the Company's Foreign Sales Corporation.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $29.4 million at March 31, 1998. During the first quarter of 1998 the Company generated approximately $2.7 million and $101,000, respectively, from operations and financing activities as partially offset by approximately $66,000 used in investing activities. The cash flow from operations relates primarily to the Company's earnings as well as increased accounts payable and decreased accounts receivable balances at March 31, 1998. The cash flow from financing activities relates solely to stock option exercises while the cash used in investing activities relates primarily to capital additions.

The Company believes that its existing capital resources and cash expected to be generated from future operations will be sufficient to fund its operations and anticipated capital expenditures through at least 1999. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the resources the Company devotes to developing, manufacturing and marketing its products, the extent to which the Company's products generate market acceptance and demand, potential acquisition opportunities that may arise and other factors. As such, there can be no assurances that the Company will not require additional financing within this time frame and, therefore, the Company may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      o Fluctuations in Quarterly Operating Results; Lack of Backlog. The Company manufactures its products to forecast rather than to outstanding orders, and products are typically shipped within 30 to 90 days of purchase order receipt. As a result, the Company does not believe the amount of backlog at any particular date is indicative of its future level of sales. The Company's manufacturing procedures may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts. The Company's expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, the Company may not be able to adjust operating expenses sufficiently quickly to compensate for the shortfall, and the Company's results of operations may be materially adversely affected. Many of the Company's products are subject to long customer procurement processes. Accordingly, the timing of capital equipment purchases by customers is expected to be uneven and difficult to predict. In addition, a significant portion of the Company's revenues is typically derived from sales of a small number of relatively high-priced systems, and sales of such products may increase as a percentage of revenue in the future. Delays in receipt of anticipated orders of such products could lead to substantial variability from quarter to quarter. In addition, the Company has historically received purchase orders and made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could have a material adverse effect on results of operations for that quarter. The Company typically experiences a decrease in the level of sales in the first calendar quarter as compared to the fourth quarter of the preceding year because of budgetary and capital equipment purchasing patterns in the life sciences industry. The Company also typically experiences a decrease in product revenues in the third quarter compared to the second quarter, related to seasonality primarily associated with lower European and academic sales during the summer months. Operating results in any period should not be considered indicative of the results to be expected for any future period.

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

      o Other Factors. The Company's business is affected by other factors, including: (i) the possibility that the introduction or announcement of new products would render existing products obsolete or result in a delay or decrease in purchase orders for existing products; (ii) the extent to which and the timing in which the Company's products achieve market acceptance; (iii) the capital spending policies of the Company's customers (which depend on various factors, including the resources available to such customers, the spending priorities among various types of research equipment and the policies regarding capital expenditures during recessionary periods), including those policies of universities, government research laboratories and other institutions whose funding is dependent on grants from government agencies; (iv) competition in the life sciences instrumentation market which is highly competitive and expected by the Company to increase; (v) the Company's ability to obtain and maintain patent and other intellectual property protection for its products and technology; (vi) the Company's ability to obtain in a timely manner certain components used in its products which are currently obtained from single sources; (vii) compliance with governmental regulations, including those promulgated by the United Sates Food and Drug Administration and similar state and foreign agencies; and (viii) the extent of the Company's sales outside the United States, which involve certain specific risks, including risks related to currency fluctuations, imposition of government controls, export license requirements, restrictions on export of critical technology, political and economic instability or conflicts, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations and international distributor relationships and general economic conditions.

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

None


ITEM 5.       OTHER INFORMATION

None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

                   *10.19 Key Employee Agreement for Joseph D. Keegan

                    27.1 Financial Data Schedule


              (b)   Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

*Management contract

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MOLECULAR DEVICES CORPORATION


                                         By: Andrew Galligan
                                             -----------------------------------
                                             Vice  President,  Finance and Chief
                                             Financial Officer

                                             (Duly   Authorized   and  Principal
                                             Financial and Accounting Officer)

                                             Date: May 13, 1998