Form 10-K/A
period 1997-12-31
MOLECULAR DEVICES CORP
filed 1998-06-05
CIK 1003113

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   Form 10-K/A


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].


For the transition period from                        to
                              ------------------------  ------------------------

Commission file number 0-27316

                          Molecular Devices Corporation
             (Exact name of Registrant as specified in its charter)

         Delaware                                               94-2914362

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1998, based upon the last sale price reported for such date on the NASDAQ National Market, was $177,955,444

The number of outstanding shares of the Registrant's Common Stock as of March 15, 1998 was 9,366,076.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K Report.

                                 AMENDMENT NO. 1

The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, to include Restated Financial Data Schedules for the following periods as a result of its adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share:

       - Year Ended December 31, 1996
       - Year Ended December 31, 1995

Accordingly, the undersigned hereby amends the following items, financial statements, exhibits or other reports of its Annual Report on Form 10-K for the year ended December 31, 1997, as set forth in the index on the following page.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on June 5, 1998.


                           MOLECULAR DEVICES CORPORATION

                           By:    Andrew H. Galligan
                                  ----------------------------------------------
                                  Andrew H. Galligan
                                  Vice President Finance and
                                  Chief Financial Officer (Principal Financial
                                  and Accounting Officer)

                    INDEX OF EXHIBITS FILED WITH FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 1997

Exhibit No.    Description
-----------    ------------

27.1           Restated Financial Data Schedule - year ended December 31, 1996.
27.2           Restated Financial Data Schedule - year ended December 31, 1995.