Form 10-Q
period 1998-06-30
MOLECULAR DEVICES CORP
filed 1998-08-13
CIK 1003113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from _______________________ to ______________________

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

As of August 11, 1998, 9,415,190 shares of the Registrant's Common Stock were outstanding.

                                           MOLECULAR DEVICES CORPORATION

                                   FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                                                       INDEX


                                                                                                              PAGE
                                                                                                             NUMBER
PART I.  FINANCIAL INFORMATION

               ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                         June 30, 1998 and December 31, 1997..............................................       3

                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         Three and Six Months Ended June 30, 1998 and 1997................................       4

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Six Months Ended June 30, 1998 and 1997..........................................       5

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.............................       6

              ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS..............................................       7

              ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                         MARKET RISK......................................................................       9



PART II. OTHER INFORMATION


              ITEM 1.    LEGAL PROCEEDINGS................................................................      10

              ITEM 2.    CHANGES IN SECURITIES............................................................      10

              ITEM 3.    DEFAULTS UPON SENIOR SECURITIES..................................................      10

              ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................      10

              ITEM 5.    OTHER INFORMATION................................................................      10

              ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................................      10

SIGNATURE.................................................................................................      11


                                                    PART I: FINANCIAL INFORMATION
                                                    ITEM 1: FINANCIAL STATEMENTS
                                                    MOLECULAR DEVICES CORPORATION
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share and per share amounts)

                                                                                                     June 30,           December 31,
                                                                                                       1998                  1997
                                                                                                     --------              --------
ASSETS:                                                                                             (unaudited)
     Current assets:
          Cash and cash equivalents                                                                  $ 29,786              $ 26,773
          Accounts receivable, net                                                                      9,983                 8,899
          Inventories                                                                                   3,668                 3,465
          Deferred tax asset                                                                            1,537                 1,867
          Other current assets                                                                            676                   122
                                                                                                     --------              --------
               Total current assets                                                                    45,650                41,126

     Equipment and leasehold  improvements, net                                                         1,489                 1,497
     Other assets                                                                                         136                   168
                                                                                                     --------              --------
                                                                                                     $ 47,275              $ 42,791
                                                                                                     ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
          Accounts payable                                                                           $  1,601              $  1,316
          Accrued liabilities                                                                           3,268                 3,050
          Deferred revenue                                                                              1,293                 1,008
                                                                                                     --------              --------
               Total current liabilities                                                                6,162                 5,374

     Stockholders' equity:
          Preferred stock, no par value; 3,000,000 authorized
             no shares issued or outstanding                                                             --                    --
          Common stock, $.001 par value; 30,000,000 shares
             authorized; 9,412,733 and 9,331,599
             shares issued and outstanding, at June 30, 1998
             and December 31, 1997, respectively                                                            9                     9
          Additional paid-in capital                                                                   41,262                40,302
          Retained earnings (accumulated deficit)                                                         766                (2,546)
          Deferred compensation                                                                          (607)                 (148)
          Accumulated translation adjustment                                                             (317)                 (200)
                                                                                                     --------              --------

               Total Stockholders' Equity                                                              41,113                37,417
                                                                                                     --------              --------

                                                                                                     $ 47,275              $ 42,791
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


                                                    MOLECULAR DEVICES CORPORATION
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                              (In thousands, except per share amounts)
                                                             (unaudited)

                                                                             Three Months Ended                Six Months Ended
                                                                                   June 30,                        June 30,
                                                                             1998           1997             1998            1997
                                                                           ------------------------        ------------------------

REVENUES                                                                   $ 11,867        $  9,818        $ 22,213        $ 18,124

COST OF REVENUES                                                              4,510           3,875           8,223           7,066
                                                                           --------        --------        --------        --------

GROSS MARGIN                                                                  7,357           5,943          13,990          11,058
                                                                           --------        --------        --------        --------

OPERATING EXPENSES:
  Research and development                                                    1,488           1,108           2,871           2,187
  Selling, general and administrative                                         3,183           3,008           6,492           5,668
                                                                           --------        --------        --------        --------

    Total operating expenses                                                  4,671           4,116           9,363           7,855
                                                                           --------        --------        --------        --------

INCOME FROM OPERATIONS                                                        2,686           1,827           4,627           3,203
Other income, net                                                               401             294             759             575
                                                                           --------        --------        --------        --------

INCOME BEFORE INCOME TAXES                                                    3,087           2,121           5,386           3,778
Income tax provision                                                         (1,189)           (806)         (2,074)         (1,436)
                                                                           --------        --------        --------        --------

NET INCOME                                                                 $  1,898        $  1,315        $  3,312        $  2,342
                                                                           ========        ========        ========        ========

BASIC NET INCOME PER SHARE                                                 $   0.20        $   0.14        $   0.35        $   0.26
                                                                           ========        ========        ========        ========

DILUTED NET INCOME PER SHARE                                               $   0.20        $   0.14        $   0.34        $   0.24
                                                                           ========        ========        ========        ========

SHARES USED IN COMPUTING BASIC NET INCOME PER SHARE                           9,386           9,084           9,373           9,055
                                                                           ========        ========        ========        ========

SHARES USED IN COMPUTING DILUTED NET INCOME PER SHARE                         9,710           9,670           9,724           9,664
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

                                                    MOLECULAR DEVICES CORPORATION

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                    (unaudited) Six Months Ended

                                                                                                          Six Months Ended
                                                                                                               June 30,
                                                                                                     1998                    1997
                                                                                                   --------                --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                         $  3,312                $  2,342
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
     Depreciation and amortization                                                                      379                     334
     Loss on disposal of fixed assets                                                                  --                        22
     Amortization of deferred compensation                                                              119                      68
     (Increase) decrease in assets:
          Accounts receivable                                                                        (1,084)                 (2,412)
          Inventories                                                                                  (203)                 (1,295)
          Deferred tax asset                                                                            330                     585
          Other current assets                                                                         (553)                    (29)
     Increase (decrease) in liabilities:
          Accounts payable                                                                              285                     411
          Accrued liabilities                                                                           372                    (402)
          Deferred revenue                                                                              285                     243
                                                                                                   --------                --------

Net cash provided by (used in) operating activities                                                   3,242                    (133)
                                                                                                   --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                                   (370)                   (284)
Other assets                                                                                             32                      40
                                                                                                   --------                --------

Net cash used in investing activities                                                                  (338)                   (244)
                                                                                                   --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on promissory notes                                                                          --                    (1,500)
Issuance of common stock, net                                                                           228                     331
                                                                                                   --------                --------

Net cash provided by (used in) financing activities                                                     228                  (1,169)
                                                                                                   --------                --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                (119)                    (47)

Net (decrease) increase in cash and cash equivalents                                                  3,013                  (1,593)
Cash and cash equivalents at beginning of period                                                     26,773                  23,727
                                                                                                   --------                --------

Cash and cash equivalents at end of period                                                           29,786                $ 22,134
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

Certain reclassifications have been made to the financial statements for the three month and six month periods ended June 30, 1997 to conform with the 1998 presentation for those periods.

Note 2.  New Accounting Standards

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive income was approximately $3.2 million and $2.3 million for the six month periods ended June 30, 1998 and 1997, respectively.

Note 3. Inventories

Inventories consist of (in thousands):

                                             June 30, 1998     December 31, 1997
                                             -------------     -----------------

Finished goods                                   $1,774             $2,051
Work in process                                     587                565
Raw materials and subassemblies                   1,307                849
                                                 ------             ------
                                                 $3,668             $3,465
                                                 ======             ======


Note 4. Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding and diluted net income per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from outstanding stock options (using the treasury stock method).

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 contained in the Company's 1997 Annual Report to Stockholders. The results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

Results of Operations - Three and Six Months Ended June 30, 1998 and 1997.

REVENUES. Product revenues for the second quarter of 1998 increased 21% to approximately $11.9 million from approximately $9.8 million in the second quarter of 1997. All three product families showed increased levels of revenue. Maxline product revenues increased primarily due to greater sales of new SPECTRAmax products worldwide. Cell Analysis product revenues increased primarily due to greater volume shipments of the FLIPR product worldwide. Threshold revenues increased primarily due to greater volume shipments to military customers worldwide.

Product revenues for the first six months of 1998 increased 23% to approximately $22.2 million from approximately $18.1 million in the same period of the prior year. All three product families, again, showed increased levels of revenue based on the same trends as discussed above for the second quarter.

GROSS MARGIN. Gross margin increased to 62.0% and 63.0% in the second quarter and first six months of 1998, respectively, from 60.5% and 61.1%, respectively, in the same periods of the prior year. The improved margins for both periods are due primarily to the continued strength of new SPECTRAmax products.

RESEARCH AND DEVELOPMENT. Research and development expenses for the second quarter of 1998 increased by 34% to approximately $1.5 million (12.5% of total revenues) from approximately $1.1 million (11.3% of total revenues) for the second quarter of 1997. Research and development expenses for the first six months of 1998 increased by 31% to approximately $2.9 million (12.9% of total revenues) from approximately $2.2 million (12.1% of total revenues) for the same period of 1997. The increased spending for both periods is primarily the result of additional headcount and increased expenditures on development of new products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the second quarter of 1998 increased by 6% to approximately $3.2 million (26.8% of total revenues) from approximately $3.0 million (30.6% of total revenues) for the second quarter of 1997. Selling, general and administrative expenses for the first six months of 1998 increased by 15% to approximately $6.5 million (29.2% of total revenues) from approximately $5.7 million (31.3% of total revenues) for the same period of 1997. This increased spending is primarily the result of additional expenditures on marketing, sales and service related activities as the Company continued to expand market coverage worldwide. Selling, general and administrative expenses as a percentage of total revenues has dropped for both periods primarily as a result of continued operating leverage and, particularly in the second quarter of 1998, headcount vacancies in certain sales and marketing management positions which were filled early in the third quarter of 1998.

OTHER INCOME (NET). Net other income for the second quarter and first six months of 1998 increased by 36% and 32%, respectively, over the same periods in the prior year primarily due to increased cash balances for both periods.

INCOME TAX PROVISION. Income tax provisions of $1.2 million and $2.1 million were recorded in the second quarter and first six months of 1998, respectively, as compared to $.8 million and $1.4 million in the same periods of the prior year. The 38.5% effective tax rate for 1998 has increased from the 38% rate for 1997 primarily due to anticipated proportional decreased tax benefits from the Company's Foreign Sales Corporation.

Liquidity and Capital Resources.

The Company had cash and cash equivalents of approximately $29.8 million at June 30, 1998. During the first six months of 1998, the Company generated approximately $3.2 million and $228,000 from operations and financing activities, respectively, as partially offset by approximately $338,000 used in investing activities. The cash flow from operations relates primarily to the Company's earnings. The cash flow from financing activities relates solely to stock option exercises, while the cash used in investing activities relates primarily to capital additions.

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

* Uncertainty of Future Operating Results. Future operating results will depend on many factors, including demand for the Company's products, the levels and timing of government and private sector funding of life sciences research activities, the timing of the introduction of new products by the Company or by competing companies, the integration of acquired products and technology into manufacturing and distribution processes, the Company's ability to control costs and its ability to attract and retain highly qualified personnel. Furthermore, the Company's gross margins can be significantly affected by many factors, including shifts in product mix, the mix of direct sales as compared with sales through distributors, competitive price pressures or quarterly fluctuations in sales levels relative to fixed costs.

* Fluctuations in Quarterly Operating Results; Lack of Backlog. The Company manufactures its products to forecast rather than to outstanding orders, and products are typically shipped within 30 to 90 days of purchase order receipt. As a result, the Company does not believe the amount of backlog at any particular date is indicative of its future level of sales. The Company's manufacturing procedures may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts. The Company's expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, the Company may not be able to adjust operating expenses sufficiently quickly to compensate for the shortfall, and the Company's results of operations may be materially adversely affected. Many of the Company's products are subject to long customer procurement processes. Accordingly, the timing of capital equipment purchases by customers is expected to be uneven and difficult to predict. In addition, a significant portion of the Company's revenues is typically derived from sales of a small number of relatively high-priced systems, and sales of such products may increase as a percentage of revenue in the future. Delays in receipt of anticipated orders of such products could lead to substantial variability from quarter to quarter. In addition, the Company has historically received purchase orders and made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could have a material adverse effect on results of operations for that quarter. The Company typically experiences a decrease in the level of sales in the first calendar quarter as compared to the fourth quarter of the preceding year because of budgetary and capital equipment purchasing patterns in the life sciences industry. The Company also typically experiences a decrease in product revenues in the third quarter compared to the second quarter, related to seasonality primarily associated with lower European and academic sales during the summer months. Operating results in any period should not be considered indicative of the results to be expected for any future period.

* Dependency on New Products; Rapid Technological Change. The life sciences instrumentation market is characterized by rapid technological change and frequent new product introductions. The Company's future success will depend on its ability to enhance its current products and to develop and introduce, on a timely basis, new products that address the evolving needs of its customers.

* Reliance on Sole Source Suppliers. Certain components used in the Company's products are currently purchased from single sources. Any delay in the manufacture of such components could materially adversely affect the Company's business, financial condition and results of operations.

* Year 2000 Compliance. There can be no assurances that the vendors of the Company will be in compliance, and the Company has no control over whether such vendors will be in compliance, with year 2000 requirements. Any failure on the part of the Company's vendors could materially adversely effect the Company's business, financial condition and results of operations.

* Other Factors. The Company's business is affected by other factors, including: (i) the possibility that the introduction or announcement of new products would render existing products obsolete or result in a delay or decrease in purchase orders for existing products; (ii) the extent to which and the timing in which the

     Company's products achieve market acceptance; (iii) the capital spending policies of the Company's customers (which depend on various factors, including the resources available to such customers, the spending priorities among various types of research equipment and the policies regarding capital expenditures during recessionary periods), including those policies of universities, government research laboratories and other institutions whose funding is dependent on grants from government agencies;
     (iv) competition in the life sciences instrumentation market which is highly competitive and expected by the Company to increase; (v) the Company's ability to obtain and maintain patent and other intellectual property protection for its products and technology; (vi) the Company's ability to obtain in a timely manner certain components used in its products which are currently obtained from single sources; (vii) compliance with governmental regulations, including those promulgated by the United Sates Food and Drug Administration and similar state and foreign agencies; and (viii) the extent of the Company's sales outside the United States, which involve certain specific risks, including risks related to currency fluctuations, imposition of government controls, export license requirements, restrictions on export of critical technology, political and economic instability or conflicts, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations and international distributor relationships and general economic conditions.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

                          MOLECULAR DEVICES CORPORATION


PART II.      OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceedings.


ITEM 2.       CHANGES IN SECURITIES

     None.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Matters presented at the Annual Meeting of Stockholders on May 22, 1998, and the voting of stockholders were as follows:

         (a)  Election of directors for the ensuing year:

                                                       Total Vote For Each Director          Total Vote Withheld From
                                                                                                  Each Director
                                                       -----------------------------       -----------------------------
          Joseph D. Keegan                                         7,682,136                            8,590
          Moshe H. Alafi                                           7,681,992                            8,734
          David L. Anderson                                        7,682,136                            8,590
          A. Blaine Bowman                                         7,682,136                            8,590
          Paul Goddard                                             7,681,536                            9,190
          Andre F. Marion                                          7,681,536                            9,190
          Harden M. McConnell                                      7,680,992                            9,734
          J. Allan Waitz                                           7,681,536                            9,190

         (b) Ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

              For:  7,675,873                             Against:  500                          Abstain: 14,353


ITEM 5.       OTHER INFORMATION

Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company between February 20, 1999 and March 22, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

             *10.19 Key Employee Agreement for Joseph D. Keegan dated March 11, 1998 (as amended)

              27.1   Financial Data Schedule
              27.2   Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

----------------
*Management agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          MOLECULAR DEVICES CORPORATION


                             By: Timothy A. Harkness
                             ---------------------------------------------------
                             Vice President, Finance and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

                              Date: August 13, 1998