Form 10-Q
period 1998-09-30
MOLECULAR DEVICES CORP
filed 1998-11-13
CIK 1003113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  to

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

                                    YES_X_ NO __

As of November 12, 1998, 9,449,191 shares of the Registrant's Common Stock were outstanding.

                          MOLECULAR DEVICES CORPORATION

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      Index

                                                                                                               PAGE
PART I.  FINANCIAL INFORMATION                                                                               NUMBER


               ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                         September 30, 1998 and December 31, 1997.........................................       3

                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         Three and Nine Months Ended September 30, 1998 and 1997..........................       4

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Nine Months Ended September 30, 1998 and 1997....................................       5

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.............................       6

              ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS..............................................       8

              ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                         MARKET RISK......................................................................      10



PART II. OTHER INFORMATION


              ITEM 1.    LEGAL PROCEEDINGS................................................................      11

              ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS........................................      11

              ITEM 3.    DEFAULTS UPON SENIOR SECURITIES..................................................      11

              ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................      11

              ITEM 5.    OTHER INFORMATION................................................................      11

              ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................................      11

SIGNATURE.................................................................................................      12

                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                          MOLECULAR DEVICES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                     September 30,  December 31,
                                                        1998           1997
                                                      --------       --------
ASSETS:                                              (unaudited)
  Current assets:
     Cash and cash equivalents                        $ 30,810       $ 26,773
     Accounts receivable, net                           11,471          8,899
     Inventories                                         3,992          3,465
     Deferred tax asset                                  1,372          1,867
     Other current assets                                  533            122
                                                      --------       --------
          Total current assets                          48,178         41,126

Equipment and leasehold  improvements, net               1,772          1,497
Other assets                                               270            168
                                                      --------       --------
                                                      $ 50,220       $ 42,791
                                                      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                 $  2,349       $  1,316
     Accrued liabilities                                 3,768          3,050
     Deferred revenue                                    1,210          1,008
                                                      --------       --------
          Total current liabilities                      7,327          5,374

  Stockholders' equity:
     Preferred stock, no par value;
       3,000,000 authorized
       no shares issued or outstanding                    --             --
     Common stock, $.001 par value;
       30,000,000 shares authorized;
       9,429,173 and 9,331,599 shares issued
       and outstanding, at September 30, 1998
       and December 31, 1997, respectively                   9              9
     Additional paid-in capital                         41,600         40,302
     Retained earnings (accumulated deficit)             2,122         (2,546)
     Deferred compensation                                (694)          (148)
     Accumulated translation adjustment                   (144)          (200)
                                                      --------       --------
          Total stockholders' equity                    42,893         37,417
                                                      --------       --------
                                                      $ 50,220       $ 42,791
                                                      ========       ========

        The accompanying notes are an integral part of these statements.

                                              MOLECULAR DEVICES CORPORATION

                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (In thousands, except per share amounts)
                                                       (unaudited)
                                                                            Three Months Ended      Nine Months Ended
                                                                               September 30,          September 30,
                                                                             1998        1997        1998       1997
                                                                           --------    --------    --------    --------

REVENUES                                                                   $ 11,901    $  9,527    $ 34,114    $ 27,650

COST OF REVENUES                                                              4,424       3,481      12,648      10,547
                                                                           --------    --------    --------    --------

GROSS MARGIN                                                                  7,477       6,046      21,466      17,103
                                                                           --------    --------    --------    --------

OPERATING EXPENSES:
     Research and development                                                 1,324       1,229       4,195       3,415
     Write-off of acquired in-process research & development                    876        --           876        --
     Selling, general and administrative                                      3,511       2,927      10,002       8,595
                                                                           --------    --------    --------    --------

          Total operating expenses                                            5,711       4,156      15,073      12,010
                                                                           --------    --------    --------    --------

INCOME FROM OPERATIONS                                                        1,766       1,890       6,393       5,093
Other income, net                                                               437         284       1,196         859
                                                                           --------    --------    --------    --------

INCOME BEFORE INCOME TAXES                                                    2,203       2,174       7,589       5,952
Income tax provision                                                           (848)       (804)     (2,922)     (2,240)
                                                                           --------    --------    --------    --------

NET INCOME                                                                 $  1,355    $  1,370    $  4,667    $  3,712
                                                                           ========    ========    ========    ========

BASIC NET INCOME PER SHARE                                                 $   0.14    $   0.15    $   0.50    $   0.41
                                                                           ========    ========    ========    ========

DILUTED NET INCOME PER SHARE                                               $   0.14    $   0.14    $   0.48    $   0.38
                                                                           ========    ========    ========    ========

SHARES USED IN COMPUTING BASIC NET INCOME PER SHARE                           9,413       9,137       9,388       9,082
                                                                           ========    ========    ========    ========

SHARES USED IN COMPUTING DILUTED NET INCOME PER SHARE                         9,705       9,770       9,718       9,702
                                                                           ========    ========    ========    ========

                             The accompanying notes are an integral part of these statements

                          MOLECULAR DEVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                              1998        1997
                                                             ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    4,667       3,712
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                              570         509
     Loss on disposal of fixed assets                          --            27
     Amortization of deferred compensation                      236         102
     (Increase) decrease in assets:
          Accounts receivable                                (2,572)     (2,713)
          Inventories                                          (527)     (1,847)
          Deferred tax asset                                    495         911
          Other current assets                                 (411)         25
     Increase (decrease) in liabilities:
          Accounts payable                                    1,033         335
          Accrued liabilities                                   872         416
          Deferred revenue                                      202         233
                                                             ------      ------

Net cash provided by operating activities                     4,565       1,710
                                                             ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                           (844)       (503)
Other assets                                                   (102)         61
                                                             ------      ------

Net cash used in investing activities                          (946)       (442)
                                                             ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on promissory notes                                  --        (1,500)
Issuance of common stock, net                                   362         425
                                                             ------      ------

Net cash provided by (used in) financing activities             362      (1,075)
                                                             ------      ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          56        (196)

Net (decrease) increase in cash and cash equivalents          4,037          (3)
Cash and cash equivalents at beginning of period             26,773      23,727
                                                             ------      ------

Cash and cash equivalents at end of period                   30,810      23,724
                                                             ======      ======

       The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 26, 1998.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to the financial statements for the three month and nine month periods ended September 30, 1997 to conform with the 1998 presentation for those periods.

Note 2.  New Accounting Standards

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130). SFAS 130 establishes new rules for the reporting of comprehensive income and its components; however, the adoption of this
Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses from the translation of the Company's foreign subsidiaries' financial statements, which are reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive income was approximately $1.5 and $1.2 for the three month periods ended September 30, 1998 and 1997, respectively. Comprehensive income was approximately $4.7 million and $3.5 million for the nine month periods ended September 30, 1998 and 1997, respectively.

Note 3. Inventories

Inventories consist of (in thousands):

                                    September 30, 1998     December 31, 1997
                                    ------------------     -----------------


Finished goods                         $        1,753       $       2,051
Work in process                                   771                 565
Raw materials and subassemblies                 1,468                 849
                                       ---------------      --------------
                                       $        3,992       $       3,465
                                       ===============      ==============

Note 4. Write-Off of Acquired In-Process Research & Development

On August 28, 1998 the Company acquired the rights to a Telecentric Lens Luminometer technology from Affymax Research Institute, a subsidiary of Glaxo Welcome. Under the agreement, the Company received the rights to develop, manufacture, market and distribute commercial systems based on this technology in exchange for payment of up-front consideration and continuing royalties to Affymax based on future product sales.

The $876,000 write-off of acquired in-process research and development during the quarter represents the entire amount of up-front consideration that has been, or will be, paid to Affymax as well as all related transaction costs associated with this technology license agreement.

Based on the stage of development of this technology and the assessment of the time and resources needed to complete product development, the Company believes that the acquired technology has not yet reached economic or technological feasibility.

Note 5. Net Income Per Share

Basic net income per share is  computed  using the  weighted  average  number of shares of common stock  outstanding and diluted net income per share is computed using the  weighted  average  number of shares of common stock  outstanding  and dilutive  common  equivalent  shares from  outstanding  stock options (using the treasury stock method). Computation of earnings per share is as follows:
                                                             Three Months Ended      Nine Months Ended
                                                               September 30,          September 30,
                                                               1998     1997          1998     1997
                                                              ------   ------        ------   ------

Net Income                                                    $1,355   $1,370        $4,667   $3,712

Denominator for basic EPS - weighted average
common shares outstanding                                      9,413    9,137         9,388    9,082

Effect of dilutive securities - employee stock options           292      633           330      620
                                                              ------   ------        ------   ------

Denominator for diluted EPS - weighted
 average common shares outstanding plus dilutive
 securities                                                    9,705    9,770         9,718    9,702
                                                              ------   ------        ------   ------

BASIC NET INCOME PER SHARE                                    $ 0.14   $ 0.15        $ 0.50   $ 0.41
                                                              ======   ======        ======   ======

DILUTED NET INCOME PER SHARE                                  $ 0.14   $ 0.14        $ 0.48   $ 0.38
                                                              ======   ======        ======   ======

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 contained in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 26, 1998. The results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

Results of Operations - Three and Nine Months Ended September 30, 1998 and 1997.

REVENUES. Revenues for the third quarter of 1998 increased 25% to approximately $11.9 million from approximately $9.5 million in the third quarter of 1997. All three product families showed increased levels of revenue. Maxline revenues increased primarily due to greater sales of new SPECTRAmax products worldwide. Cell Analysis revenues increased due to both greater volume shipments of FLIPR products worldwide and the introduction of new FLIPR products. Threshold revenues increased due to greater volume shipments to military customers worldwide.

Revenues for the first nine months of 1998 increased 23% to approximately $34.1 million from approximately $27.7 million in the same period of 1997. All three product families, again, showed increased levels of revenue consistent with the same trends discussed above for the third quarter.

GROSS MARGIN. Gross margin decreased to 62.8% in the third quarter of 1998 from 63.5% in the third quarter of 1997. The gross margin increased to 62.9% in the first nine months of 1998 from 61.9% in the same period of 1997. The decreased margin for the third quarter of 1998 as compared to 1997 relates primarily to a shift in the product mix to an increased proportion of lower margin Cell Analysis products in the third quarter of 1998. The increased margin for the first nine months of 1998 is due to increased sales of new higher margin Maxline products, improved margins on sales of Cell Analysis products and increased sales of higher margin Threshold products.

RESEARCH AND DEVELOPMENT. Research and development expenses for the third quarter of 1998 increased by 8% to approximately $1.3 million (11.1% of total revenues) from approximately $1.2 million (12.9% of total revenues) for the third quarter of 1997. Research and development expenses for the first nine months of 1998 increased by 23% to approximately $4.2 million (12.3% of total revenues) from approximately $3.4 million (12.4% of total revenues) for the same period of 1997. The increased spending for the third quarter and the first nine months relates primarily to additional development expenses required for new Maxline and FLIPR products.

WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. The Company recorded an $876,000 charge during the third quarter of 1998 due to the write-off of acquired in-process research and development related to the Company's acquisition of technology rights from Affymax Research Institute, a subsidiary of Glaxo Wellcome (See Note 3 of "Notes to Consolidated Financial Statements" included in Part I- Item 1). The $876,000 represents the entire amount of up-front consideration that has, or will be, paid to Affymax as well as all related transaction costs associated with this technology license agreement. Based on the stage of development of this technology and the assessment of the time and resources needed to complete product development based on this technology, the Company believes that the acquired technology has not yet reached economic or technological feasibility.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the third quarter of 1998 increased by 20% to approximately $3.5 million (29.5% of total revenues) from approximately $2.9 million (30.7% of total revenues) for the third quarter of 1997. Selling, general and administrative expenses for the first nine months of 1998 increased by 16% to approximately $10 million (29.3% of total revenues) from approximately $8.6 million (31.1% of total revenues) for the same period of 1997. The increased spending in 1998 was primarily due to increased expenditures on marketing, sales and service related activities. Selling, general and administrative expenses as a percentage of total revenues has dropped for both periods as a result of continued positive operating leverage.

OTHER INCOME (NET). Net other income, consisting primarily of interest income, for the third quarter and first nine months of 1998 increased by 54% and 39%, respectively, over the same periods in the prior year due to increased interest income resulting from higher cash balances (provided primarily by operating activities) for both periods.

INCOME TAX PROVISION. Income tax provisions of $800,000 and $2.9 million were recorded in the third quarter and first nine months of 1998, respectively, as compared to $800,000 and $2.2 million in the same periods of the prior year. The 38.5% effective tax rate for 1998 has increased from the 37.6% rate for 1997 primarily due to anticipated decreased tax benefits from the Company's Foreign Sales Corporation.

Liquidity and Capital Resources.

The Company had cash and cash equivalents of approximately $30.8 million at September 30, 1998, compared to $26.8 million at December 31, 1997. During the first nine months of 1998, the Company generated approximately $4.6 million and $362,000 from operations and financing activities, respectively, as partially offset by approximately $946,000 used in investing activities. The cash flow from operations relates primarily to the Company's earnings. The cash flow from financing activities relates solely to stock option exercises, while the cash used in investing activities relates primarily to capital additions.

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

o Fluctuations in Quarterly Operating Results; Lack of Backlog. The Company manufactures its products to forecast rather than to outstanding orders, and products are typically shipped within 30 to 90 days of purchase order receipt. As a result, the Company does not believe the amount of backlog at any particular date is indicative of its future level of sales. The Company's manufacturing procedures may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts. The Company's expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, the Company may not be able to adjust operating expenses sufficiently quickly to compensate for the shortfall, and the Company's results of operations may be materially adversely affected. Many of the Company's products are subject to long customer procurement processes. Accordingly, the timing of capital equipment purchases by customers is expected to be uneven and difficult to predict. In addition, a significant portion of the Company's revenues is typically derived from sales of a small number of relatively high-priced systems, and sales of such products may increase as a percentage of revenue in the future. Delays in receipt of anticipated orders of such products could lead to substantial variability from quarter to quarter. In addition, the Company has historically received purchase orders and made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could have a material adverse effect on results of operations for that quarter. The Company typically experiences a decrease in the level of sales in the first calendar quarter as compared to the fourth quarter of the preceding year because of budgetary and capital equipment purchasing patterns in the life sciences industry. The Company also typically experiences a decrease in product revenues in the third quarter compared to the second quarter, related to seasonality primarily associated with lower European and academic sales during the summer months. Revenues for the third quarter of 1998 nominally exceeded second quarter 1998 revenues by approximately $34,000 primarily due to the phasing in of new Maxline and Cell Analysis products. The Company believes that the third quarter seasonality trend may recur in the future as the Company increases efforts to further penetrate European Markets. Operating results in any period should not be considered indicative of the results to be expected for any future period.

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

o Year 2000 Compliance. The Company has completed an assessment of its internal and external Year 2000 risks and continues to monitor, validate and implement the identified corrective actions. The Company's internal business systems have been reviewed and plans have been defined to achieve Year 2000 compliance. Many of the Company's systems are presently compliant. Those that are not primarily require upgrades, many of which will be acquired for nominal charges from the original providers by mid 1999.

     All of the Company's products that are currently manufactured and supported are Year 2000 compliant. There is an installed base of Company products no longer distributed that are not Year 2000 compliant, all of which have an identified upgrade path which our customers can purchase to achieve compliance.

     Our Year 2000 vendor compliance process has been established and we are currently in the early stages of implementation and assessment which will include questionnaires of our key vendors. In addition, we have been collecting and assessing customer compliance data based upon questionnaires we have received as their vendor. Upon completion of this process, any required contingency plans will be developed.

     At this time, the Company believes there are no significant incremental costs anticipated to achieve both internal and external Year 2000 compliance. However, there can be no assurances that the vendors or customers of the Company will be in compliance and the Company has no control over whether such vendors or customers will be in compliance with Year 2000 requirements. Any failure on the part of the Company's vendors or customers, which could include inability to deliver or purchase product, could materially adversely affect the Company's business, financial condition and results of operations.

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

     Not applicable.

                          MOLECULAR DEVICES CORPORATION


PART II.      OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceedings.


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.


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


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.20 "Exclusive License and Technical Support Agreement" with Affymax
              10.21   Employee Offer Letter for Tim Harkness
              10.22   Employee Offer Letter for Tony Lima
              10.23   Employee Offer Letter for John Senaldi
              27.1    Financial Data Schedule
              27.2    RESTATED Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MOLECULAR DEVICES CORPORATION


                            By: Timothy A. Harkness//
                            ---------------------------------------------------
                            Vice President, Finance and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

                            Date: November 13, 1998