Form 10-Q
period 1999-03-31
MOLECULAR DEVICES CORP
filed 1999-05-12
CIK 1003113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

                              YES _X_      NO ___

As of May 10, 1999, 9,560,121 shares of the Registrant's Common Stock were outstanding.

                          Molecular Devices Corporation

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                      Index


                                                                            PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS
         March 31, 1999 and December 31, 1998................................  3

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         Three Months Ended March 31, 1999 and 1998..........................  4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three Months Ended March 31, 1999 and 1998..........................  5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................................  8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK................................................... 11



PART II. OTHER INFORMATION

         ITEM 1.     LEGAL PROCEEDINGS ...................................... 13

         ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS............... 13

         ITEM 3.     DEFAULTS UPON SENIOR SECURITIES......................... 13

         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS........................................ 13

         ITEM 5.     OTHER INFORMATION....................................... 13

         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K........................ 13

SIGNATURE.................................................................... 14

                                                    PART I: FINANCIAL INFORMATION

                                                    ITEM 1: FINANCIAL STATEMENTS

                                                    MOLECULAR DEVICES CORPORATION
                                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                         (In thousands, except share and per share amounts)

                                                                                                   March 31,            December 31,
                                                                                                     1999                   1998
                                                                                                    --------               --------
ASSETS:                                                                                           (unaudited)
  Current assets:
    Cash and cash equivalents                                                                       $ 33,947               $ 32,689
    Accounts receivable, net                                                                          12,992                 12,958
    Inventories                                                                                        4,573                  4,055
    Deferred tax asset                                                                                 2,080                  1,630
    Other current assets                                                                                 594                    688
                                                                                                    --------               --------
      Total current assets                                                                            54,186                 52,020

  Equipment and leasehold  improvements, net                                                           1,915                  2,115
  Other assets                                                                                           359                    270
                                                                                                    --------               --------
                                                                                                    $ 56,460               $ 54,405
                                                                                                    ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                                                $  2,862               $  2,135
    Accrued liabilities                                                                                3,894                  4,945
    Deferred revenue                                                                                   1,582                  1,502
                                                                                                    --------               --------
      Total current liabilities                                                                        8,338                  8,582

  Stockholders' equity:
    Preferred stock, no par value; 3,000,000 authorized
      no shares issued or outstanding                                                                   --                     --
    Common stock, $.001 par value; 30,000,000
      shares authorized; 9,551,951 and 9,476,062
      shares issued and outstanding at March 31, 1999
      and December 31, 1998, respectively                                                                  9                      9
    Additional paid-in capital                                                                        42,768                 42,391
    Retained Earnings                                                                                  6,209                  4,235
    Deferred compensation                                                                               (478)                  (586)
    Accumulated other comprehensive income                                                              (386)                  (226)
                                                                                                    --------               --------
      Total stockholders' equity                                                                      48,122                 45,823
                                                                                                    --------               --------
                                                                                                    $ 56,460               $ 54,405
                                                                                                    ========               ========

                                  The accompanying notes are an integral part of these statements.

 .

                          MOLECULAR DEVICES CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)
                                   (unaudited)


                                                              Three Months Ended
                                                                  March 31,
                                                                1999      1998
                                                              -------    -------

TOTAL REVENUES                                                $13,507    $10,346

TOTAL COST OF REVENUES                                          5,264      3,713
                                                              -------    -------

GROSS MARGIN                                                    8,243      6,633
                                                              -------    -------

OPERATING EXPENSES:
  Research and development                                      1,590      1,384
  Selling, general and administrative                           3,865      3,308
                                                              -------    -------

    Total operating expenses                                    5,455      4,692
                                                              -------    -------

INCOME FROM OPERATIONS                                          2,788      1,941
Other income, net                                                 421        358
                                                              -------    -------

INCOME BEFORE TAXES                                             3,209      2,299
Income tax provision                                            1,235        885
                                                              -------    -------

NET INCOME                                                    $ 1,974    $ 1,414
                                                              =======    =======

BASIC  NET INCOME PER SHARE                                   $  0.21    $  0.15
                                                              =======    =======

DILUTED NET INCOME PER SHARE                                  $  0.20    $  0.15
                                                              =======    =======

SHARES USED IN COMPUTING BASIC NET INCOME PER SHARE             9,528      9,361
                                                              =======    =======

SHARES USED IN COMPUTING DILUTED NET INCOME PER SHARE           9,963      9,737
                                                              =======    =======


        The accompanying notes are an integral part of these statements.

                                                    MOLECULAR DEVICES CORPORATION

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (In thousands)
                                                             (unaudited)

                                                                                                        Three Months Ended
                                                                                                              March 31,
                                                                                                     1999                    1998
                                                                                                   --------                --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                         $  1,974                $  1,414
Adjustments to reconcile net income to net
  cash used in operating activities:
  Depreciation and amortization                                                                         189                     195
  Amortization of deferred compensation                                                                 108                      25
  Loss on disposal of fixed asset                                                                      --                      --
    (Increase) decrease in assets:
      Accounts receivable                                                                               (34)                    212
      Inventories                                                                                      (518)                   (356)
      Deferred tax asset                                                                               (450)                    165
      Other current assets                                                                               94                    (141)
  Increase (decrease) in liabilities:
      Accounts payable                                                                                  727                   1,035
      Accrued liabilities                                                                            (1,051)                    (45)
      Deferred revenue                                                                                   80                     192
                                                                                                   --------                --------
Net cash provided by operating activities                                                             1,119                   2,696
                                                                                                   --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                                     12                     (84)
Other assets                                                                                            (89)                     18
                                                                                                   --------                --------
Net cash used in investing activities                                                                   (77)                    (66)
                                                                                                   --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of promissory notes                                                                          --                      --
Issuance of common stock, net                                                                           377                     101
                                                                                                   --------                --------
Net cash provided by (used in) financing activities                                                     377                     101
                                                                                                   --------                --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH:                                                               (161)                   (111)
                                                                                                   --------                --------

Net increase (decrease) in cash and cash equivalents                                                  1,258                   2,620
Cash and cash equivalents at beginning of period                                                     32,689                  26,773
                                                                                                   --------                --------
Cash and cash equivalents at end of period                                                         $ 33,947                $ 29,393
                                                                                                   ========                ========

                                  The accompanying notes are an integral part of these statements.

                          Molecular Devices Corporation

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 26, 1999.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.


Note 2.  New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". We are required to adopt SFAS No. 133 for the year ending December 31, 2000. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on our financial condition or results of operations.


Note 3.  Comprehensive Income

Statement of Financial Accounting Standards No. 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive income was approximately $1.9 million and $1.3 million for the three month periods ended March 31, 1999 and 1998, respectively.

Note 4. Inventories

Inventories consist of (in thousands):

                                              March 31, 1999   December 31, 1998
                                              --------------   -----------------
                                               (unaudited)

Finished goods                                   $1,556              $1,660
Work in process                                     761                 602
Raw materials and subassemblies                   2,256               1,793
                                                 ------              ------
                                                 $4,573              $4,055
                                                 ======              ======


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


                                 MOLECULAR DEVICES CORPORATION
                               COMPUTATION OF EARNINGS PER SHARE

                                                                      Three Months Ended
                                                                           March 31,
                                                                        1999        1998
                                                                       ------      ------
                                                                           (unaudited)
Net Income                                                             $1,974      $1,414
                                                                       ======      ======

Denominator for basic EPS - weighted average common shares
  outstanding                                                           9,528       9,361

Effect of dilutive securities - employee stock options                    435         376
                                                                       ------      ------

Denominator for diluted EPS - weighted average common shares
  outstanding plus dilutive securities                                  9,963       9,737
                                                                       ======      ======

BASIC NET INCOME PER SHARE                                             $ 0.21      $ 0.15
                                                                       ======      ======

DILUTED NET INCOME PER SHARE                                           $ 0.20      $ 0.15
                                                                       ======      ======

                          MOLECULAR DEVICES CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The words "expect," "integrate," "believe," "intends," and words of similar import are intended to identify those statements as forward-looking statements. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 26, 1999.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 26, 1999. The results for the first quarter of 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

Results of Operations - Three months ended March 31, 1999 and 1998

REVENUES. Revenues for the first quarter of 1998 increased 31% to approximately $13.5 million from approximately $10.3 million in the first quarter of 1998. The Maxline and Cell Analysis product families both generated increased levels of revenue which was partially offset by decreased Threshold product family revenues. Maxline and Cell Analysis revenues increased primarily due to greater sales of new SPECTRAmax and FLIPR products, respectively, worldwide. Threshold revenues declined primarily as a result of decreased demand from military customers worldwide.

GROSS MARGIN. The Company's gross margin declined to 61% in the first quarter of 1999 as compared to 64% in the first quarter of 1998. This planned decline was due primarily to a high volume of lower margin FLIPR products (384 upgrades) as the Company's FLIPR production capacity was able to satisfy backlog demand for this product during the quarter.

RESEARCH AND DEVELOPMENT. Research and development expenses for the first quarter of 1999 increased 15% to approximately $1.6 million (11.8% of total revenue) from approximately $1.4 million (13.4% of total revenue) for the first quarter of 1998. This increased spending is primarily the result of additional personnel and increased expenditures on the development of new products and product line extensions.

SELLING,  GENERAL  AND  ADMINISTRATIVE.   Selling,  general  and  administrative
expenses for the first quarter of 1999 increased 17% to approximately $3.9 million (28.6% of total revenue) from approximately $3.3 million (32.0% of total revenue) for the first quarter of 1998. This increased spending is primarily the result of additional expenditures on marketing, sales and service related activities, including additional personnel, as the Company continued efforts to expand worldwide market coverage.

OTHER INCOME (NET). Net other income for the first quarter of 1999 increased by 18% to approximately $421,000 from approximately $358,000 for the first quarter of 1998 primarily due to interest earned on increased cash balances (provided primarily by operations) in the first quarter of 1999 as compared to 1998.

INCOME  TAX   PROVISION.   The  Company   recorded   income  tax  provisions  of
approximately $1.2 million and $885,000, respectively, for the first quarter of 1999 and 1998 based on an effective tax rate of 38.5%.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $33.9 million at March 31, 1999. During the first quarter of 1999, the Company generated approximately $1.1 million and $377,000, respectively, from operations and financing activities as partially offset by approximately $77,000 used in investing activities. The cash flow from operations relates primarily to the Company's earnings as partially offset by increased inventory and decreased accrued liabilities balances at March 31, 1999. The cash flow from financing activities relates solely to stock option exercises, while the cash used in investing activities relates primarily to increased other assets.

The Company believes that its existing capital resources and cash expected to be generated from future operations will be sufficient to fund its operations and anticipated capital expenditures for the foreseeable future. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the resources the Company devotes to developing, manufacturing and marketing its products, the extent to which the Company's products generate market acceptance and demand, potential acquisition opportunities that may arise and other factors. As such, there can be no assurances that the Company will not require additional financing in the future and, therefore, the Company may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, including changes in interest rates and foreign currency exchange rates. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial institutions is included in the Summary of Significant Accounting Policies note in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The Company's interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents. The

Company invests its excess cash primarily in demand deposits with United States banks and money market accounts and short-term securities. These securities, consisting of commercial paper and U.S. government agency securities, are carried at market value (which approximate cost), typically mature or are redeemable within 90 days, and bear minimal risk. The Company is exposed to changes in exchange rates in Europe (primarily the United Kingdom and Germany) and Canada. All export sales, with the exception of sales into Canada, are denominated in U.S. dollars and bear no exchange rate risk. Gains and losses resulting from foreign currency transactions in Canada have been immaterial.

                          MOLECULAR DEVICES CORPORATION

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company entered into employment arrangements with each of Mr. Joseph D. Keegan, Mr. Timothy A. Harkness and Mr. John S. Senaldi pursuant to which the Company is obligated to issue to each such officer shares of its Common Stock in exchange for services rendered. As a result of these arrangements, the Company issued shares of its Common Stock to these officers on the dates and amounts indicated below in reliance on the exemption from registration afforded by
Section 4(2) of the Securities Act of 1993, as amended.

                                   Number of Shares          Date of Issue

         Mr. Keegan                          3,750               03/31/99
         Mr. Harkness                        1,250               01/09/99
         Mr. Senaldi                           312               02/06/99


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

                    27.1     Financial Data Schedule

              (b)   Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MOLECULAR DEVICES CORPORATION

                                    By: /s/ Timothy A. Harkness
                                        ----------------------------------------
                                        Vice President, Finance and Chief
                                        Financial Officer
                                        (Duly Authorized and Principal Financial
                                        and Accounting Officer)


                                    Date:  May 12, 1999