Form 10-Q
period 1999-06-30
MOLECULAR DEVICES CORP
filed 1999-08-10
CIK 1003113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               ----------------------     ----------------------

Commission File Number 0-27316


                          Molecular Devices Corporation
             (Exact name of registrant as specified in its charter)

         Delaware                                                94-2914362

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

As of August 9, 1999, 9,603,458 shares of the Registrant's Common Stock were outstanding.

                          MOLECULAR DEVICES CORPORATION

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX


                                                                            PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS
         June 30, 1999 and December 31, 1998.................................  3

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         Three and Six Months Ended June 30, 1999 and 1998...................  4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         Six Months Ended June 30, 1999 and 1998.............................  5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................................  9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK................................................... 13



PART II. OTHER INFORMATION

         ITEM 1.     LEGAL PROCEEDINGS ...................................... 14

         ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS............... 14

         ITEM 3.     DEFAULTS UPON SENIOR SECURITIES......................... 14

         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS........................................ 14

         ITEM 5.     OTHER INFORMATION....................................... 15

         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K........................ 15

SIGNATURE     ............................................................... 16

                                         PART I: FINANCIAL INFORMATION

                                         ITEM 1: FINANCIAL STATEMENTS

                                         MOLECULAR DEVICES CORPORATION

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share and per share amounts)


                                                                               June 30,           December 31,
                                                                                 1999                 1998
                                                                             ------------         ------------
                                                                              (unaudited)
ASSETS:

     Current assets:
          Cash and cash equivalents                                          $ 25,036              $ 32,689
          Accounts receivable, net                                             15,908                12,958
          Inventories                                                           6,356                 4,055
          Deferred tax asset                                                    2,197                 1,630
          Other current assets                                                    786                   688
                                                                             --------              --------
               Total current assets                                            50,283                52,020


     Equipment and leasehold  improvements, net                                 2,159                 2,115
     Intangible and other assets                                                5,031                   270
                                                                             --------              --------
                                                                             $ 57,473              $ 54,405
                                                                             ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
          Accounts payable                                                   $  3,590              $  2,135
          Accrued liabilities                                                   2,843                 4,945
          Deferred revenue                                                      1,526                 1,502
                                                                             --------              --------
               Total current liabilities                                        7,959                 8,582


     Stockholders' equity:
          Preferred stock, no par value; 3,000,000 authorized
               no shares issued or outstanding                                      -                     -
          Common stock, $.001 par value; 30,000,000 shares
               authorized; 9,568,908 and 9,476,062
               shares issued and outstanding, at June 30, 1999
               and December 31, 1998, respectively                                  9                     9
     Additional paid-in capital                                                43,067                42,391
     Retained earnings                                                          7,329                 4,235
     Deferred compensation                                                       (370)                 (586)
     Accumulated and other comprehensive income                                  (521)                 (226)
                                                                             --------              --------
     Total stockholders' equity                                                49,514                45,823
                                                                             --------              --------
                                                                             $ 57,473              $ 54,405
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

                                     MOLECULAR DEVICES CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands, except per share amounts)
                                              (unaudited)

                                                               Three Months Ended   Six Months Ended
                                                                     June 30,            June 30,
                                                                  1999     1998       1999      1998
                                                               ------------------- -------------------
REVENUES                                                       $ 14,801  $ 11,867  $ 28,308   $ 22,213

COST OF REVENUES                                                 5,283     4,510     10,547      8,223
                                                               --------- --------- ---------- --------

GROSS MARGIN                                                     9,518     7,357     17,761     13,990
                                                               --------- --------- ---------- --------
OPERATING EXPENSES:
Research and development                                         1,780     1,488      3,369      2,871
Write-off of acquired in-process research
  & development                                                  2,037         -      2,037          -
Selling, general and administrative                              4,225     3,183      8,091      6,492
                                                               --------- --------- ---------- --------

Total operating expenses                                         8,042     4,671     13,497      9,363
                                                               --------- --------- ---------- --------

INCOME FROM OPERATIONS                                           1,476     2,686      4,264      4,627
Other income, net                                                  347       401        768        759
                                                               --------- --------- ---------- --------

INCOME BEFORE INCOME TAXES                                       1,823     3,087      5,032      5,386
Income tax provision                                              (702)   (1,189)    (1,938)    (2,074)
                                                               --------- --------- ---------- --------

NET INCOME                                                     $ 1,121   $ 1,898   $  3,094   $  3,312
                                                               ========= ========= ========== ========

BASIC NET INCOME PER SHARE                                     $  0.12   $  0.20   $   0.32   $   0.35
                                                               ========= ========= ========== ========

DILUTED NET INCOME PER SHARE                                   $  0.11   $  0.20   $   0.31   $   0.34
                                                               ========= ========= ========== ========

SHARES USED IN COMPUTING BASIC NET INCOME PER SHARE              9,566     9,386      9,549      9,373
                                                               ========= ========= ========== ========

SHARES USED IN COMPUTING DILUTED NET INCOME PER SHARE           10,013     9,710      9,990      9,724
                                                               ========= ========= ========== ========

                    The accompanying notes are an integral part of these statements.

                                   MOLECULAR DEVICES CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                            (unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                          1999             1998
                                                                       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  3,094            3,312
Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
          Depreciation and amortization                                       410              379
          Write-off of acquired in-process research & development           2,037                -
          Amortization of deferred compensation                               216              119
          Amortization of goodwill and developed technology                    38                -
          (Increase) decrease in assets:
               Accounts receivable                                         (2,646)          (1,084)
               Inventories                                                 (1,788)            (203)
               Deferred tax asset                                            (567)             330
               Other current assets                                           (80)            (553)
          Increase (decrease) in liabilities:
               Accounts payable                                             1,354              285
               Accrued liabilities                                         (2,152)             372
               Deferred revenue                                                24              285
                                                                       ----------       ----------

Net cash (used in) provided by operating activities                           (60)           3,242
                                                                       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                         (363)            (370)
Acquisition of Skatron Instruments AS, net of cash acquired                (7,118)               -
Other assets                                                                  (82)              32
                                                                       ----------       ----------

Net cash used in investing activities                                      (7,563)            (338)
                                                                       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of short term debt                                                  (226)               -
Issuance of common stock, net                                                 493              228
                                                                       ----------       ----------

Net cash provided by financing activities                                     267              228
                                                                       ----------       ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (297)            (119)

Net (decrease) increase in cash and cash equivalents                       (7,653)           3,013
Cash and cash equivalents at beginning of period                           32,689           26,773
                                                                       ----------       ----------

Cash and cash equivalents at end of period                                 25,036           29,786
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

Note 2.  New Accounting Standard

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". We are required to adopt SFAS No. 133 for the year ending December 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on our financial condition or results of operations.

Note 3.  Comprehensive Income

Statement of Financial Accounting Standards No. 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive income was approximately $1.0 million and $1.9 million for the three month periods ended June 30, 1999 and 1998, respectively.

Comprehensive income was approximately $2.9 million and $3.2 million for the six month periods ended June 30, 1999 and 1998, respectively.

Note 4. Inventories

Inventories consist of (in thousands):

                                      June 30, 1999            December 31, 1998
                                      -------------            -----------------
                                      (unaudited)

Finished goods                        $        3,119              $       1,660
Work in process                                  879                        602
Raw materials and subassemblies                2,358                      1,793
                                      --------------              -------------
                                      $        6,356              $       4,055
                                      ==============              =============

Note 5. Acquisition of Skatron Instruments, AS

On May 17, 1999, the Company acquired all of the outstanding stock of Skatron Instruments AS, a Norwegian company ("Skatron") and certain assets from Skatron Instruments Inc., a Virginia corporation and wholly-owned subsidiary of Skatron, for a cash payment at closing of $7,118,000 (including $300,000 of acquisition related expenses). The acquisition was accounted for as a purchase and the total purchase price was allocated based on an independent appraisal as follows:

          Acquired developed technology and goodwill              $4,717,000
          Acquired in-process research and development             2,037,000
          Net book value of acquired assets and liabilities          364,000
                                                                  ----------

                  Total purchase price                            $7,118,000
                                                                  ==========

The purchase price allocation resulted in a $2,037,000 charge related to the value of acquired in-process research and development in the second quarter of 1999. The value of acquired in-process research and development represents the appraised value of technology in the development stage that had not yet reached economic and technological feasibility. In reaching this determination, the Company considered, among other factors, the stage of development of each product, the time and resources needed to complete each product, and expected income and associated risks. The developed technology and goodwill are being amortized over periods of up to 15 years, the estimated useful lives of the acquired assets. The results of Skatron are consolidated from May 18, 1999.

Pro forma consolidated results for the Company as if the acquisition had been consummated January 1, 1999, excluding the charge for acquired in-process research and development, are as follows (in thousands except per share amount):

          Revenue                                                 $29,358
          Net Income                                               $4,341
          Diluted Net Income per Share                              $0.43

The pro forma information does not purport to be indicative of the results that actually would have occurred had the acquisition been consummated January 1, 1999, or of results which may occur in the future. In accordance with SEC Regulation 5-X, Rule 11-02(b)(5), nonrecurring charges, such as the charge for acquired in-process technology resulting from the acquisition, are not reflected in the pro forma financial summary.

Note 6. Net Income Per Share

Basic net income per share is  computed  using the  weighted  average  number of shares of common stock  outstanding and diluted net income per share is computed using the  weighted  average  number of shares of common stock  outstanding  and dilutive  common  equivalent  shares from  outstanding  stock options (using the treasury  stock  method).  Computation  of earnings  per share is as follows (in thousands except per share amounts):
                                                               Three Months Ended      Six Months Ended
                                                                     June 30,              June 30,
                                                                  1999    1998           1999    1998
                                                               -----------------       ----------------
Net Income                                                     $ 1,121  $ 1,898        $ 3,094  $ 3,312
Denominator for basic EPS - weighted average common
shares outstanding                                               9,566    9,386          9,549    9,373

Effect of dilutive securities - employee stock options             447      324            441      351
                                                               -------  -------        -------  -------

Denominator for diluted EPS - weighted average common
shares outstanding plus dilutive securities                     10,013    9,710          9,990    9,724
                                                               -------  -------        -------  -------

BASIC NET INCOME PER SHARE                                     $  0.12  $  0.20        $  0.32  $  0.35
                                                               =======  =======        =======  =======

DILUTED NET INCOME PER SHARE                                   $  0.11  $  0.20        $  0.31  $  0.34
                                                               =======  =======        =======  =======

                          MOLECULAR DEVICES CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The words "expect," "believe," "intends," and words of similar import are intended to identify those statements as forward-looking statements. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 26, 1999.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 26, 1999. The results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

Results of Operations - Three and six months ended June 30, 1999 and 1998

REVENUES. Revenues for the second quarter of 1999 increased 25% to approximately $14.8 million from approximately $11.9 million in the second quarter of 1998. Maxline and Cell Analysis product families generated increased levels of revenue which was partially offset by decreased Threshold revenues. Maxline revenues increased primarily due to greater sales of new SPECTRAmax products, most noteably the Gemini, which addresses the fluorescence plate reader market. Cell Analysis revenues increased due to the introduction of new FLIPR products in late 1998. Threshold revenues declined primarily as a result of decreased demand from military customers worldwide.

Revenues for the first six months of 1999 increased 27% to approximately $28.3 million from approximately $22.2 million in the same period of 1998. Maxline and Cell Analysis product families generated increased levels of revenue as partially offset by decreased Threshold product family revenues based on the same trends discussed above.

GROSS MARGIN. Gross margin increased to 64.3% in the second quarter of 1999 as compared to 62.0% in the second quarter of 1998. This improved margin performance was primarily due to increased sales of higher margin SPECTRAmax products. The Gemini was a key driver for this improved performance.

Gross margin for the first six months of 1999 decreased slightly to 62.7% from 63.0% in the same period last year. This decline was directly attributable to the first quarter 1999 margin of 61% which was lower due to a high volume of lower margin FLIPR product shipments (384 upgrades).

RESEARCH AND DEVELOPMENT. Research and development expenses for the second quarter of 1999 increased by 20% to approximately $1.8 million (12.0% of total revenues) from approximately $1.5 million (12.5% of total revenues) for the second quarter of 1998. Research and development expenses for the first six months of 1999 increased by 17% to approximately $3.4 million (11.9% of total revenues) from approximately $2.9 million (12.9% of total revenues) for the same period of 1998.

The increased spending for both periods is primarily the result of additional personnel and increased spending on development activities both required to support on-going development of new products.

WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH & DEVELOPMENT. The Company recorded a charge of $2,037,000 during the second quarter of 1999 due to the write-off of acquired in-process research and development related to the Company's acquisition of Skatron on May 17, 1999. See Note 5 of "Notes to Condensed Consolidated Financial Statements," included in Part I - Item 1.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the second quarter of 1999 increased by 33% to approximately $4.2 million (28.5% of total revenues) from approximately $3.2 million (26.8% of total revenues) for the second quarter of 1998. Selling, general and administrative expenses for the first six months of 1999 increased by 25% to approximately $8.1 million (28.6% of total revenues) from approximately $6.5 million (29.2% of total revenues) for the same period of 1998. This increased spending for both periods is primarily the result of additional expenditures on marketing, sales and service related activities, including additional personnel, as the Company continued its efforts to expand worldwide market coverage and improve customer service.

OTHER INCOME (NET). Net other income for the second quarter of 1999 decreased by 13% to approximately $347,000 from approximately $401,000 in the second quarter of 1998 due to a decreased average cash balance, and correspondingly lower interest earnings, period to period as a result of the Skatron acquisition. Net other income for the first six months of 1999 increased nominally to $768,000 from $759,000 in the same period last year. Average cash balances for these periods were essentially equal due to the use of cash for the Skatron acquisition in the middle of the second quarter of 1999.

INCOME TAX PROVISION. Income tax provisions of $702,000 and $1.9 million were recorded in the second quarter and first six months of 1998, respectively, as compared to $1.2 million and $2.1 million in the same periods of the prior year. The effective tax rate for all periods was 38.5%. The lower overall provisions in 1999 as compared to 1998 are due to the write-off of acquired in-process research and development discussed above.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $25.0 million at June 30, 1999, compared to $32.7 million at December 31, 1999. During the first six months of 1999, the Company used approximately $60,000 and $7.6 million, respectively, for operating and investing activities as partially offset by $267,000 of cash provided by financing activities. The cash used in operating activities relates primarily to short-term working capital needs, particularly accounts receivable and inventory and payment of current liabilities. The cash used in investing activities relates primarily to the Skatron acquisition and, to a lesser extent, capital spending. The cash provided by financing activities related to stock option exercises as offset by debt repayments required as a result of the Skatron acquisition.

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

o Fluctuations in Quarterly Operating Results; Lack of Backlog. The Company manufactures its products to forecast rather than to outstanding orders, and products are typically shipped within 30 to 90 days of purchase order receipt. As a result, the Company does not believe the amount of backlog at any particular date is indicative of its future level of sales. The Company's manufacturing procedures may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts. The Company's expense levels are based, in part, on expected future sales. However, the timing of capital equipment purchases by customers is expected to be uneven and difficult to predict. If sales levels in a particular quarter do not meet expectations, the Company may not be able to adjust operating expenses sufficiently quickly to compensate for the shortfall, and the Company's results of operations for that quarter may be materially adversely affected. Many of the Company's products are subject to long customer procurement processes. In addition, a significant portion of the Company's revenues are typically derived from sales of a small number of relatively high-priced systems, and sales of such products may increase as a percentage of revenue in the future. Delays in receipt of anticipated orders of such products could lead to substantial variability from quarter to quarter. Furthermore, the Company has historically received purchase orders and made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could have a material adverse effect on results of operations for that quarter. The Company typically experiences a decrease in the level of sales in the first calendar quarter as compared to the fourth quarter of the preceding year because of budgetary and capital equipment purchasing patterns in the life sciences industry. The Company also typically experiences a decrease in revenues in the third quarter compared to the second quarter, related to seasonality primarily associated with lower European and academic sales during the summer months. Revenues for the third quarter of 1998 nominally exceeded second quarter 1998 revenues due to the phasing in of new products. The Company believes that the third quarter seasonality trend may recur in the future as the Company increases efforts to further penetrate European Markets. Operating results in any period should not be considered indicative of the results to be expected for any future period.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


The Company entered into employment arrangements with each of Dr. Joseph D. Keegan, Mr. Timothy A. Harkness and Mr. John S. Senaldi pursuant to which the Company is obligated to issue to each such officer shares of its Common Stock in exchange for services rendered. As a result of these arrangements, the Company issued shares of its Common Stock to these officers on the dates and amounts indicated below in reliance on the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended.

                                              Number of Shares     Date of Issue

         Dr. Keegan                                3,750              06/30/99
         Mr. Harkness                              1,250              04/09/99
         Mr. Senaldi                                 312              05/06/99


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters presented at the Annual Meeting of Stockholders on May 20, 1999, and the voting of stockholders was as follows:

              (a)  Election of directors for the ensuing year:

                                            For               Authority Withheld
                                            ---               ------------------

              Joseph D. Keegan, Ph.D.       8,178,458         136,870
              Moshe H. Alafi                8,177,758         137,570
              David L. Anderson             8,177,758         137,570
              A. Blaine Bowman              8,178,758         136,570
              Paul Goddard, Ph.D.           8,178,758         136,570
              Andre F. Marion               8,177,337         137,991
              Harden M. McConnell, Ph.D.    8,177,437         137,891
              J. Allan Waitz, Ph.D.         8,177,058         138,270

              (b) Approve amendments to the Company's 1995 Stock Option Plan:

              For                        Against                        Abstain
              ---                        -------                        -------

              3,659,307                  2,757,720                      442,602

              (c)  Approve   amendments  to  the  Company's  1995   Non-Employee
                   Director's Stock Option Plan:

              For                        Against                        Abstain
              ---                        -------                        -------

              4,238,840                  2,607,970                      12,819

              (d) Ratification of the appointment of Ernst & Young, LLP as independent auditors for fiscal 1999:

              For                        Against                        Abstain
              ---                        -------                        -------

              8,307,303                  2,300                          5,725


ITEM 5.       OTHER INFORMATION

None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)        Exhibits

              2.1(1) Stock and Asset Purchase Agreement, dated as of May 17, 1999, among Molecular Devices Corporation, a Delaware corporation, Helge Skare, Wiel Skare, Steinar Faanes and Sten Skare, each an individual resident in Norway, Skatron Instruments AS, a Norwegian company, and Skatron Instruments, Inc., a Virginia corporation (the Disclosure Schedule has been omitted as permitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), but will be furnished supplementally to the SEC upon request).

              2.2(1) Escrow Agreement, dated as of May 17, 1999, among Molecular Devices Corporation, a Delaware corporation, Helge Skare, Wiel Skare and Greater Bay Trust Company, as Escrow Agent.

              10.5 1995 Non-Employee Directors' Stock Option Plan, as amended.

              10.7       1995 Stock Option Plan, as amended.

              27.1       Financial Data Schedule.
              ------------------
              (1)        Incorporated  by reference to the  similarly  described
                         exhibit in the Company's Current Report on Form 8-K filed May 26, 1999.

              (b)        Reports on Form 8-K

                         A report on Form 8-K  dated  May 18,  1999 was filed on
May 26, 1999.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  MOLECULAR DEVICES CORPORATION


                  By:    /s/ Timothy A. Harkness
                         -------------------------------------------------------
                         Vice President, Finance and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

                  Date:  August 10, 1999