Form 10-Q
period 1999-09-30
MOLECULAR DEVICES CORP
filed 1999-11-12
CIK 1003113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to ________________________

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

As of November 9, 1999, 9,632,004 shares of the Registrant's Common Stock were outstanding.

                          MOLECULAR DEVICES CORPORATION

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      Index


                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER


         ITEM 1.   FINANCIAL STATEMENTS (unaudited)

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   September 30, 1999 and December 31, 1998.................  3

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Three and Nine Months Ended September 30, 1999 and 1998..  4

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine Months Ended September 30, 1999 and 1998............  5

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....  6

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS......................  8

         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK.............................................. 11



PART II. OTHER INFORMATION


         ITEM 1.    LEGAL PROCEEDINGS....................................... 12

         ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS............... 12

         ITEM 3.    DEFAULTS UPON SENIOR SECURITIES......................... 12

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..... 12

         ITEM 5.    OTHER INFORMATION....................................... 12

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........................ 12

SIGNATURE................................................................... 13

                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                          MOLECULAR DEVICES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                     September 30,  December 31,
                                                         1999           1998
                                                       --------       --------
ASSETS:                                               (unaudited)
     Current assets:
          Cash and cash equivalents                    $ 27,061       $ 32,689
          Accounts receivable, net                       15,782         12,958
          Inventories                                     8,182          4,055
          Deferred tax asset                              2,197          1,630
          Other current assets                              636            688
                                                       --------       --------
               Total current assets                      53,858         52,020

     Equipment and leasehold  improvements, net           2,279          2,115
     Other assets                                         5,289            270
                                                       --------       --------
                                                       $ 61,426       $ 54,405
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
          Accounts payable                             $  3,178       $  2,135
          Accrued liabilities                             4,550          4,945
          Deferred revenue                                1,215          1,502
                                                       --------       --------
               Total current liabilities                  8,943          8,582

     Stockholders' equity:
          Preferred stock, no par value;
           3,000,000 authorized
           no shares issued or outstanding                 --             --
          Common stock, $.001 par value;
           30,000,000 shares
           authorized; 9,627,591 and 9,476,062
           shares issued and outstanding,
           at September 30, 1999
           and December 31, 1998, respectively               10              9
          Additional paid-in capital                     43,313         42,391
          Retained earnings                               9,716          4,235
          Deferred compensation                            (262)          (586)
          Accumulated translation adjustment               (294)          (226)
                                                       --------       --------

               Total stockholders' equity                52,483         45,823
                                                       --------       --------

                                                       $ 61,426       $ 54,405
                                                       ========       ========

        The accompanying notes are an integral part of these statements.

                                        MOLECULAR DEVICES CORPORATION

                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (In thousands, except per share amounts)
                                                 (unaudited)
                                                                Three Months Ended       Nine Months Ended
                                                                   September 30,           September 30,
                                                                 1999        1998        1999        1998
                                                               --------    --------    --------    --------
REVENUES                                                       $ 15,818    $ 11,901    $ 44,127    $ 34,114
COST OF REVENUES                                                  5,719       4,424      16,267      12,648
                                                               --------    --------    --------    --------
GROSS MARGIN                                                     10,099       7,477      27,860      21,466
                                                               --------    --------    --------    --------
OPERATING EXPENSES:
     Research and development                                     1,949       1,324       5,318       4,195
     Write-off of acquired in-process research & development       --           876       2,037         876
     Selling, general and administrative                          4,581       3,511      12,673      10,002
                                                               --------    --------    --------    --------
          Total operating expenses                                6,530       5,711      20,028      15,073
                                                               --------    --------    --------    --------

INCOME FROM OPERATIONS                                            3,569       1,766       7,832       6,393
Other income, net                                                   313         437       1,081       1,196
                                                               --------    --------    --------    --------

INCOME BEFORE INCOME TAXES                                        3,882       2,203       8,913       7,589
Income tax provision                                             (1,495)       (848)     (3,432)     (2,922)
                                                               --------    --------    --------    --------

NET INCOME                                                     $  2,387    $  1,355    $  5,481    $  4,667
                                                               ========    ========    ========    ========

BASIC NET INCOME PER SHARE                                     $   0.25    $   0.14    $   0.57    $   0.50
                                                               ========    ========    ========    ========

DILUTED NET INCOME PER SHARE                                   $   0.24    $   0.14    $   0.55    $   0.48
                                                               ========    ========    ========    ========

SHARES USED IN COMPUTING BASIC NET INCOME PER SHARE               9,613       9,413       9,574       9,388
                                                               ========    ========    ========    ========

SHARES USED IN COMPUTING DILUTED NET INCOME PER SHARE            10,108       9,705      10,023       9,718
                                                               ========    ========    ========    ========

                      The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                               1999       1998
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     5,481      4,667
Adjustments to reconcile net income to net
 cash provided by operating activities:
     Depreciation and amortization                               657        570
     Write-off of acquired in-process research & develoment    2,037       --
     Amortization of deferred compensation                       324        236
     Amortization of goodwill and developed technology           117       --
     (Increase) decrease in assets:
          Accounts receivable                                 (2,520)    (2,572)
          Inventories                                         (3,614)      (527)
          Deferred tax asset                                    (567)       495
          Other current assets                                    70       (411)
     Increase (decrease) in liabilities:
          Accounts payable                                       942      1,033
          Accrued liabilities                                   (445)       872
          Deferred revenue                                      (287)       202
                                                             -------    -------

Net cash provided by operating activities                      2,195      4,565
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                            (732)      (844)
Acquisition of Skatron Instruments AS, net of cash on hand    (7,118)      --
Other assets                                                    (419)      (102)
                                                             -------    -------

Net cash used in investing activities                         (8,269)      (946)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of promissory notes                                   (226)      --
Issuance of common stock, net                                    740        362
                                                             -------    -------

Net cash provided by financing activities                        514        362
                                                             -------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (68)        56

Net (decrease) increase in cash and cash equivalents          (5,628)     4,037
Cash and cash equivalents at beginning of period              32,689     26,773
                                                             -------    -------

Cash and cash equivalents at end of period                    27,061     30,810
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.


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

Note 3.  Comprehensive Income

Statement of Financial Accounting Standards No. 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive income was approximately $2.5 million and $1.5 million for the three month periods ended September 30, 1999 and 1998, respectively. Comprehensive income was approximately $5.4 million and $4.7 million for the nine month periods ended September 30, 1999 and 1998, respectively.

Note 4. Inventories

Inventories consist of (in thousands):
                                         September 30, 1999   December 31, 1998
                                         ------------------   -----------------
                                              (unaudited)


Finished goods                                  $3,936              $1,660
Work in process                                  1,429                 602
Raw materials and subassemblies                  2,817               1,793
                                                ------              ------
                                                $8,182              $4,055
                                                ======              ======



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

Pro forma consolidated results for the Company as if the acquisition had been consummated January 1, 1999, excluding the charge for acquired in-process research and development, are as follows (in thousands except per share amount):

          Revenue                                                $45,177
          Net income                                              $6,727
          Diluted net income per share                             $0.67

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

Note 6. Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding and diluted net income per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from outstanding stock options (using the treasury stock method). Computation of earnings per share is as follows:

                                                       Three Months Ended  Nine Months Ended
                                                         September 30,       September 30,
                                                        1999      1998      1999       1998
                                                       -------   -------   -------   -------
Net Income                                             $ 2,387   $ 1,355   $ 5,481   $ 4,667

Denominator for basic EPS-weigted
average common shares outstanding                        9,613     9,413     9,574     9,388

Effect of dilutive securities-employee stock options       495       292       449       330
                                                       -------   -------   -------   -------
Denominator for diluted EPS-weighted average
common shares outstanding plus di1utive securities      10,108     9,705    10,023     9,718
                                                       -------   -------   -------   -------
BASIC NET INCOME PER SHARE                             $  0.25   $  0.14   $  0.57   $  0.50
                                                       =======   =======   =======   =======
DILUTED NET INCOME PER SHARE                           $  0.24   $  0.14   $  0.55   $  0.48
                                                       =======   =======   =======   =======

                                       7

                          MOLECULAR DEVICES CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains "forward-looking statements" that involve risks and uncertainties. For this purpose, any statements contained in this Form 10Q that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of Molecular Devices Corporation to differ materially from those indicated by these forward-looking statements including, among others, those discussed in this section, as well as those identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 26, 1999.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 contained in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 26, 1999. The results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

Results of Operations - Three and Nine Months Ended September 30, 1999 and 1998.

REVENUES. Revenues for the third quarter of 1999 increased 33% to approximately $15.8 million from approximately $11.9 million in the third quarter of 1998. Maxline and Cell Analysis product families generated increased levels of revenue which were partially offset by decreased Threshold revenues. Maxline revenues increased primarily due to greater sales of new SPECTRAmax products, most notably the Gemini, which addresses the fluorescence plate reader market and our newly acquired Skatron washer product line which is included in the Maxline family. Cell Analysis revenues increased due to the continued strength of our FLIPR384 products introduced in late 1998. Threshold revenues declined primarily as a result of decreased demand from military customers worldwide.

Revenues for the first nine months of 1999 increased 29% to approximately $44.1 million from approximately $34.1 million in the same period of 1998. Maxline and Cell Analysis product families generated increased levels of revenue as partially offset by decreased Threshold product family revenues based on the same trends discussed above.

GROSS MARGIN. Gross margin increased to 63.8% and 63.1% in the third quarter and first nine months of 1999, respectively, as compared to 62.8% and 62.9%, respectively, in the same periods of 1998. The improved margin performance for both periods was primarily due to increased sales of new higher margin Maxline and Cell Analysis products, specifically the Gemini and FLIPR384, aimed at the fluorescence market.

RESEARCH AND DEVELOPMENT. Research and development expenses for the third quarter of 1999 increased by 47% to approximately $1.9 million (12.3% of total revenues) from approximately $1.3 million (11.1% of total revenues) for the third quarter of 1998. Research and development expenses for the first nine months of 1999 increased by 27% to approximately $5.3 million (12.1% of total revenues) from approximately $4.2 million (12.3% of total revenues) for the same period of 1998. The increased spending for both periods is primarily the result of additional personnel and increased spending on product development activities both required to support on-going development of new products.

WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH & DEVELOPMENT. The Company recorded a charge of $2,037,000 during the second quarter of 1999 due to the write-off of acquired in-process research and development related to the Company's acquisition of Skatron on May 17, 1999. See Note 5 of "Notes to Condensed Consolidated Financial Statements," included in Part I - Item 1.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the third quarter of 1999 increased by 30% to approximately $4.6 million (29.0% of total revenues) from approximately $3.5 million (29.5% of total revenues) for the third quarter of 1998. Selling, general and administrative expenses for the first nine months of 1999 increased by 27% to approximately $12.7 million (28.7% of total revenues) from approximately $10.0 million (29.3% of total revenues) for the same period of 1998. This increased spending for both periods is primarily the result of additional expenditures on marketing, sales and service related activities, including additional personnel, as the Company continued its efforts to expand worldwide market coverage and improve customer service.

OTHER INCOME (NET). Net other income for the third quarter of 1999 decreased by 28% to approximately $313,000 from approximately $437,000 in the third quarter of 1998 due to a decreased average cash balance, and correspondingly lower interest earnings as a result of the Skatron acquisition in the second quarter of 1999. Net other income for the first nine months of 1999 decreased nominally to $1.1 million from $1.2 million in the same period last year. Average cash balances for these periods decreased nominally due to the use of cash for the Skatron acquisition in the middle of the second quarter of 1999.

INCOME TAX PROVISION. Income tax provisions of $1.5 million and $3.4 million were recorded in the third quarter and first nine months of 1999, respectively, as compared to $848,000 and $2.9 million in the same periods of the prior year. The effective tax rate for all periods was 38.5%.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $27.0 million at September 30, 1999, compared to $32.7 million at December 31, 1998. During the first nine months of 1999, the Company generated $2.2 million and $514,000, respectively, from operating and financing activities as offset by $8.3 million used in investing activities. The cash used in investing activities relates primarily to the Skatron acquisition and approximately $732,000 spent on capital additions. The cash generated by operating activities relates primarily to earnings for the period as partially offset by short-term working capital needs for accounts receivable and inventory required to support the Company's increased sales levels and new product introductions. The cash generated by financing activities related to stock option exercises as partially offset by debt repayments required as a result of the Skatron acquisition.

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

o Fluctuations in Quarterly Operating Results; Lack of Backlog. The Company manufactures its products to forecast rather than to outstanding orders, and products are typically shipped within 30 to 90 days of purchase order receipt. As a result, the Company does not believe the amount of backlog at any particular date is indicative of its future level of sales. The Company's manufacturing procedures may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts. The Company's expense levels are based, in part, on expected future sales. However, the timing of capital equipment purchases by customers is expected to be uneven and difficult to predict. If sales levels in a particular quarter do not meet expectations, the Company may not be able to adjust operating expenses sufficiently quickly to compensate for the shortfall, and the Company's results of operations for that quarter may be materially adversely affected. Many of the Company's products are subject to long customer procurement processes. In addition, a significant portion of the Company's revenues are typically derived from sales of a small number of relatively high-priced systems, and sales of such products may increase as a percentage of revenue in the future. Delays in receipt of anticipated orders of such products could lead to substantial variability from quarter to quarter. Furthermore, the Company has historically received purchase orders and made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could have a material adverse effect on results of operations for that quarter. The Company typically experiences a decrease in the level of sales in the first calendar quarter as compared to the fourth quarter of the preceding year because of budgetary and capital equipment purchasing patterns in the life sciences industry. The Company also typically experiences a decrease in revenues in the third quarter compared to the second quarter, related to seasonality primarily associated with lower European and academic sales during the summer months. Revenues for the third quarters of 1999 and 1998 exceeded revenues for the second quarters of 1999 and 1998 due to the phasing in of new products, including the Skatron acquisition in the second quarter of 1999. The Company believes that the third quarter seasonality trend may recur in the future as the Company increases efforts to further penetrate European Markets. Operating results in any period should not be considered indicative of the results to be expected for any future period.

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

o Year 2000 Compliance. The Company has a Year 2000 project in place to address the potential exposures related to the impact on its computer systems and scientific and manufacturing equipment containing computer related components for the Year 2000 and beyond. The Company has substantially completed assessing its internal and external Year 2000 risks and continues to monitor, validate and implement the identified corrective actions. The Company's internal business systems have been reviewed and plans have been defined to achieve Year 2000 compliance. Testing of the Company's business critical application programs began in the fourth quarter of 1998 and was completed in the third quarter of 1999. Any failure on the part of the Company to identify and correct Year 2000 compliance issues related to the Company's internal business systems could materially adversely affect the Company's business, financial condition and results of operation.

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including changes in interest rates and foreign currency exchange rates. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial institutions is included in the Summary of Significant Accounting Policies note in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The Company's interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents. The Company invests its excess cash primarily in demand deposits with United States banks and money market accounts and short-term securities. These securities, consisting of commercial paper and U.S. government agency securities, are carried at market value (which approximate cost), typically mature or are redeemable within 90 days, and bear minimal risk. The Company is exposed to changes in exchange rates in Europe (primarily the United Kingdom, Germany and Norway) and Canada. All export sales, with the exception of sales into Canada, are denominated in U.S. dollars and bear no exchange rate risk. Gains and losses resulting from foreign currency transactions in Canada have been immaterial.

                          MOLECULAR DEVICES CORPORATION


                           PART II. OTHER INFORMATION


Item 1.       LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceedings.


Item 2.       CHANGES IN SECURITIES AND USE OR PROCEEDS

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

                             Number of Shares          Date of Issue

         Dr. Keegan                    3,750               09/30/99
         Mr. Harkness                  1,250               07/09/99
         Mr. Senaldi                     312               08/06/99



Item 3.       DEFAULTS UPON SENIOR SECURITIES

     None.


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5.       OTHER INFORMATION

None


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.1    Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MOLECULAR DEVICES CORPORATION


                            By: /s/Timothy A. Harkness
                            ---------------------------------------------------
                            Vice President, Finance and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

                            Date: November 12, 1999