Form 10-K
period 1999-12-31
MOLECULAR DEVICES CORP
filed 2000-03-28
CIK 1003113

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

                              TITLE OF EACH CLASS
                         COMMON STOCK, $.001 PAR VALUE

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 2000, based upon the last sale price reported for such date on the NASDAQ National Market, was $397,073,104*.

     The number of outstanding shares of the Registrant's Common Stock as of March 22, 2000 was 9,732,132.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Specified portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K Report.
---------------
* Excludes approximately 5,416,120 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant's outstanding Common Stock at March 22, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                         MOLECULAR DEVICES CORPORATION

PART I

Item  1. Business...........................................    3
           The Company......................................    3
           Industry Background..............................    3
           The Molecular Devices Solution...................    5
           Strategy.........................................    5
           Our Products.....................................    7
           MAXline Products.................................    7
           Cell Analysis Systems............................    8
           Threshold System.................................   10
           Software and Customer Service....................   11
           Business Risks...................................   11
           Research and Development.........................   19
           Marketing and Customers..........................   19
           Manufacturing....................................   20
           Patents and Proprietary Technologies.............   20
           Competition......................................   20
           Government Regulations...........................   21
           Human Resources..................................   21
Item  2. Properties.........................................   21
Item  3. Legal Proceedings..................................   21
Item  4. Submission of Matters to a Vote of Security
  Holders...................................................   21

PART II

Item  5. Market for Registrant's Common Equity and Related
  Stockholder Matters.......................................   22
Item  6. Selected Consolidated Financial Data...............   23
Item  7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   24
Item 7a. Quantitative and Qualitative Disclosures about
  Market Risk...............................................   27
Item  8. Financial Statements and Supplementary Data........   28
Item  9. Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure.......................   28

PART III

Item 10. Directors and Executive Officers of the
  Registrant................................................   29
Item 11. Executive Compensation.............................   29
Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................   29
Item 13. Certain Relationships and Related Transactions.....   29

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
  on Form 8-K...............................................   30
           (a) Documents Filed with Report
           (b) Reports on Form 8-K
           (c) Exhibits
           (d) Financial Statement Schedules

                                     PART 1

ITEM 1. BUSINESS

THE COMPANY

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "expects," "will," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of Molecular Devices Corporation to differ materially from those indicated by these forward-looking statements, including, among others, those discussed in this section under "Business Risks" as well as in the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We are a leading developer of high-performance, bioanalytical measurement systems that accelerate and improve drug discovery and other life sciences research. Our systems enable pharmaceutical and biotechnology companies to leverage advances in genomics and combinatorial chemistry by facilitating the high throughput and cost effective identification and evaluation of drug candidates. Our instrument systems are based on our advanced core technologies which integrate our expertise in engineering, molecular and cell biology and chemistry. Our systems are fundamental tools for drug discovery and life sciences research, and our MAXline series of microplate readers and our FLIPR Cell Analysis systems are market share leaders in their respective markets. Our revenues were $62.0 million in 1999 and have increased at a compound annual rate of 25% since 1995. We were originally incorporated in the state of California in 1983 and, in 1995, we reincorporated in the state of Delaware concurrent with our initial public offering.

INDUSTRY BACKGROUND

     Life sciences research, particularly drug discovery, is currently undergoing a revolution as a result of two converging trends. The worldwide effort to sequence the human genome is beginning to identify a large number of previously unknown natural molecules that play a role in disease and thus are likely targets for new therapeutic products. Until recently, only a few hundred disease targets were available to drug discovery researchers; today, large-scale DNA sequencing efforts such as the Human Genome Project appear likely to identify tens of thousands of such targets. At the same time, advances in combinatorial chemistry have provided chemists with techniques that allow them to synthesize a greater number of and diversity of compounds than ever before. Pharmaceutical companies previously maintained "libraries" of hundreds of thousands of compounds to test against disease targets to determine their potential as drugs; in the near future, drug researchers most likely will have access to millions of such compounds.

     The identification of disease targets and synthesis of chemical compounds are key first steps in the drug discovery process. After this, researchers undertake additional steps to determine which compounds are the most promising drug candidates prior to entering clinical development. Among the most important downstream steps in the drug discovery process are assay development, drug candidate screening and lead optimization.

     Assay Development. Once a disease target has been identified, researchers must develop a test, or assay, to determine whether a particular compound has a desired effect on the target. Most assays involve creating a biochemical reaction that takes place in a microplate, which is a plate containing an array of small wells that are similar to miniature test tubes. The plate is inserted into a microplate reader, which measures the light absorbed or emitted by the sample in each well. Depending upon its underlying technology, the reader detects light in the form of absorption, fluorescence or luminescence. The type of assay developed depends upon the characteristics of the disease target and the type of information the researcher is seeking. Two major

---------------------------
Molecular Devices, the Molecular Devices logo, FLIPR and SPECTRAmax are some of our trademarks and service marks. Other trademarks, trade names and service marks referred to in this report are the property of their respective owners.

categories of assays are biochemical assays and cell-based assays. A cell-based assay measures how a target on or inside a living cell responds to a compound; in a biochemical assay, the target is isolated from the cell environment. Because they more closely mimic the target's natural function, cell-based assays are generally more valuable than biochemical assays in predicting how well a compound is likely to function as a drug.

     Drug Candidate Screening. Once an assay has been developed, it is performed repeatedly to test the effects of a variety of compounds on the disease target, a process known as screening. Primary screening identifies "hits," or compounds that exhibit significant activity against a target; secondary screening gathers more information on the hits to confirm and characterize their activity. Because drug companies now have a rapidly increasing number of compounds to test, they are interested in high throughput screening, or HTS, to reduce the amount of time that is required for primary and secondary screening. Traditional bioanalytical instruments and methods were not designed for high throughput screening, which has contributed to the current bottleneck at this stage of the drug discovery process.

     Lead Optimization. Compounds that emerge from the secondary screening process, now called "leads," are next subjected to successive rounds of additional testing and chemical manipulations to make them even more suitable as drug candidates. This process, known as lead optimization, involves a variety of tests, such as cell-based assays, that yield a higher level of biological information than screening assays. As drug companies generate increasing numbers of leads, bottlenecks have emerged in this stage, resulting in demand for more efficient lead optimization tools.

     After optimization, a lead compound must pass a lengthy and expensive set of pre-clinical and clinical trials before becoming a drug. Because of the resources required to conduct such trials, the cost of failure is high; thus, companies are interested in tools which allow more accurate assessment of a compound's probability of success as early as possible in the drug discovery process.

     To reduce the length and cost of the drug discovery process, researchers increasingly need tools that speed up the above steps and increase the value of the information generated by them. Traditional bioanalytical instruments and methods do not adequately address these needs because of several limitations, including:

     - Low sensitivity. One way to increase the speed of drug development is to conduct assays in high-density microplates, such that many samples can be analyzed in one equipment run. Microplates are now made in standard formats with either 96, 384 or 1,536 wells; the more wells there are, the smaller the sample volume in each well. Reading very small-volume samples requires a higher level of sensitivity than is available in most traditional detection equipment.

     - Lack of automation. Throughput is often enhanced by incorporating a high degree of automation into the drug discovery process. Some assays which provide high levels of information, such as live cell-based assays, require even more automation to run efficiently. For example, gaining certain kinetic data from a live cell assay, which is valuable in lead optimization, requires integrated liquid handling equipment so that compounds can be added to the cells and the detector can read the result of the assay almost instantaneously. Traditionally, many bioanalytical instruments have not been designed to integrate easily with automation equipment.

     - Low information content. Many assays which provide a high level of information about the activity of a compound against a target are difficult to adapt to a high throughput mode of operation. The reasons for this vary by the type of assay; for example, performing certain cell-based assays in microplate wells requires a reader with a special optical configuration and integrated liquid handling capability. Similar technical hurdles have prevented researchers from performing other assays with high information content quickly and efficiently.

     The proliferation in disease targets and chemical compounds coupled with the limitations of traditional technologies have created bottlenecks at each of the downstream steps of the drug discovery process which our products are specifically designed to address.

THE MOLECULAR DEVICES SOLUTION

     We offer a full range of high-performance bioanalytical systems that address the sensitivity, automation, and depth-of-information challenges currently faced by researchers. All of our major products possess levels of detection sensitivity that enable the analysis of high-density microplates and thereby increase throughput. These products also include, or are easily integrated with, automation equipment to further enhance throughput and allow complex assays to be performed with high efficiency. Additionally, we lead the industry in providing technologies for performing information-rich live cell assays in high throughput mode.

     We currently offer three product families that address different segments of the drug discovery market. Our MAXline family of microplate readers primarily addresses the assay development market and offers the assay development scientist seven differentiated microplate readers that include a wide range of innovative and flexible feature sets. We are widely perceived as a leader in microplate reader technology, and we believe that we have been the first to offer a number of innovative features into the premium end of the microplate reader market. Our Cell Analysis products, which include our Fluorometric Imaging Plate Reader, or FLIPR, system, our new Chemiluminescence Imaging Plate Reader, or CLIPR, system and our Cytosensor system, address cell-based research in the high throughput screening and lead optimization market segments. We believe that our FLIPR, CLIPR and Cytosensor systems provide researchers with valuable information about the effect of potential drug compounds on cells. Finally, our Threshold system is aimed at the biopharmaceutical manufacturing and quality control process, and we believe that the Threshold system is the only commercially available fully integrated system that rapidly and reproducibly detects potential contaminants with picogram level sensitivity.

STRATEGY

     Our objective is to be the world's leading provider of innovative bioanalytical systems and related consumable products for life sciences research. We are focusing on the drug discovery market and, specifically, on providing comprehensive solutions that accelerate and improve the critical downstream drug discovery processes of assay development, drug candidate screening and lead optimization. Key elements of our strategy include:

     - MAINTAIN AND ADVANCE OUR TECHNOLOGICAL LEADERSHIP. Since our first product introduction in 1987, we have consistently developed innovative, technologically advanced tools to facilitate and enhance life sciences research. In the past, we have often been the first company among our competitors to introduce a new technology to the market. We continue to invest in new products as well as in enhancements to our existing products, thereby sustaining or increasing our technological edge over competitors. Maintaining and advancing our track record of innovation will be a key element of our future success, particularly as the needs of drug discovery customers change due to advances in genomics, proteomics, combinatorial chemistry and other disciplines. To accomplish this, we typically invest and we intend to continue to invest 10% to 12% of our revenues in research and development to build upon our leading-edge technological expertise and customer application knowledge.

     - LEVERAGE OUR MARKET LEADERSHIP POSITION. Our technologically advanced products and significant field presence have allowed us to develop strong relationships with a broad range of drug discovery and life sciences research customers. We have a large direct sales force which, in combination with our technical and applications support staffs, provides high quality customer service and possesses an in-depth understanding of customer needs. Historically, our strong customer relationships have contributed to our ability to introduce innovative, well-accepted products to the market, and we believe that these relationships will continue to be an important source of new product development ideas. Our large installed product base and field presence also provide us with the opportunity to sell new products and product enhancements to our customers with less effort and investment than would otherwise be required.

     - INCREASE RECURRING REVENUE FROM OUR CONSUMABLE PRODUCTS. In order to increase the value of our existing products and enhance our market position, we have launched a significant effort to develop reagent kits that are optimized for use on our Cell Analysis instruments. We have historically developed and produced reagent kits for our Threshold systems, and we recently began to sell consumables for our installed base of Cell

Analysis instruments with the introduction of two kits for performing important assays on FLIPR and CLIPR. We plan to introduce several additional kits this year, and we have recently expanded our reagent manufacturing capacity. These products allow us to offer complete assay systems (instruments and reagents) to our customers, to increase our market share and to create a recurring revenue stream to balance the inherent variability of our instrument revenue.

     - EXPAND WORLDWIDE DISTRIBUTION AND SUPPORT. We maintain strong sales and support organizations in North America and Europe and a network of selected distribution partners to address regions that we do not serve directly. We intend to enhance our market presence by expanding our existing direct sales offices, opening new offices in attractive markets and forming additional distribution relationships in new regions. We believe that building a direct field presence in key markets in Asia and Europe will allow us to realize the full potential of these markets in terms of increased sales, closer customer relationships and improved competitive positioning.

     - ACQUIRE COMPLEMENTARY BUSINESSES AND TECHNOLOGIES. We intend to seek businesses and technologies that will enhance our ability to provide complete, innovative solutions to drug discovery and life sciences research customers. As we identify these opportunities, we intend to seek acquisitions, partnerships and licensing arrangements with companies that meet our selection criteria. We will focus on acquisitions that allow us to gain access to novel technologies, broaden our product offerings to existing customers and extend our reach to new customers. For example, in 1998 we acquired the underlying technology for CLIPR, and in 1999 we acquired a complementary product line through our acquisition of Skatron. In addition to pursuing acquisitions, we intend to seek partnerships and licensing arrangements to supplement our in-house research and development efforts and add complementary products to our existing offerings.

OUR PRODUCTS

     Our product lines include our MAXline family of microplate readers and liquid handling systems, our Cell Analysis systems, which include the FLIPR, CLIPR and Cytosensor systems, and our Threshold system.

-------------------------------------------------------------------------------------------------
                                   DATE                US LIST PRICE            PRIMARY DRUG
            PRODUCT              INTRODUCED                RANGE           DISCOVERY APPLICATION
-------------------------------------------------------------------------------------------------
 MAXLINE PRODUCTS
-------------------------------------------------------------------------------------------------
 Emax                                 1988          $  5,000 - $  7,195    Assay Development
-------------------------------------------------------------------------------------------------
 Vmax                                 1987          $  6,900 - $  8,695    Assay Development
-------------------------------------------------------------------------------------------------
 VERSAmax                             1998          $  9,825 - $ 13,800    Assay Development
-------------------------------------------------------------------------------------------------
 SPECTRAmax 340 PC                    1998          $ 12,895 - $ 16,870    Assay Development
-------------------------------------------------------------------------------------------------
 SPECTRAmax 190                       1998          $ 17,525 - $ 27,500    Assay Development
-------------------------------------------------------------------------------------------------
 SPECTRAmax PLUS(384)                 2000          $ 23,000 - $ 29,000    Assay Development/HTS
-------------------------------------------------------------------------------------------------
 SPECTRAmax GEMINI XS                 2000          $ 32,775 - $ 40,750    Assay Development/HTS
-------------------------------------------------------------------------------------------------
 Skatron Liquid Handling
 Systems                              1999          $  5,990 - $ 39,500    Assay Development/HTS
-------------------------------------------------------------------------------------------------
 CELL ANALYSIS SYSTEMS
-------------------------------------------------------------------------------------------------
 FLIPR                                1996                     $265,000    Assay Development/HTS
-------------------------------------------------------------------------------------------------
 FLIPR(96)                            1999          $320,000 - $410,000    HTS/Lead Optimization
-------------------------------------------------------------------------------------------------
 FLIPR(384)                           1998          $370,000 - $460,000    HTS/Lead Optimization
-------------------------------------------------------------------------------------------------
 CLIPR                                1999          $425,000 - $475,000    HTS/Lead Optimization
-------------------------------------------------------------------------------------------------
 Cytosensor                           1992          $ 59,500 - $ 99,500    Lead Optimization
-------------------------------------------------------------------------------------------------
 Cell Analysis Reagent Kits           1999          $  2,500 - $  5,000    HTS
-------------------------------------------------------------------------------------------------
 THRESHOLD SYSTEM
-------------------------------------------------------------------------------------------------
 Threshold Instrument                 1989                     $ 49,500    Quality Control
-------------------------------------------------------------------------------------------------
 Threshold Reagent Kits               1989          $  7,735 - $  9,450    Quality Control
-------------------------------------------------------------------------------------------------

MAXLINE PRODUCTS

     Our MAXline products, which represented 57% of total revenues in 1999, consist primarily of advanced microplate readers. Microplate readers have become one of the most fundamental tools used in life sciences research by addressing the increasing need for the acquisition and processing of large quantities of biochemical and biological data. Microplate readers provide scientists the benefit of high throughput analysis in a standardized, multi-sample format. Because of the productivity gains using a multi-sample format, microplates have largely replaced test tubes and cuvettes for many life sciences applications.

     A microplate is a disposable plastic vessel that is used with a microplate reader to measure light. The basic principles of microplate readers are that light from an appropriate source is directed to a wavelength selection device, such as a monochromator, and its intensity is measured before and after passing through each of the sample wells of a microplate. Application of a mathematical formula to the light intensity measurements of each microplate well provides a measure of the sample present in the well. The measurement, known as optical density, relative fluorescence, or luminescence, is proportional to the concentration of the substance that is being measured. Historically, the standard microplate was comprised of 96 individual wells. As cost and throughput have become increasingly important, however, the industry has begun to move to higher density plates including 384 wells and 1536 wells. We believe that this trend towards miniaturization will continue to be a significant factor affecting the microplate reader market in the future.

     Our MAXline strategy has been to continue to introduce new products that include first-of-a-kind features, as well as to offer varying feature sets and price points to address different market segments. We have historically focused on the premium end of the microplate reader market through offering products with advanced capabilities. Some of the first-of-a-kind features that we have pioneered include the first reader and software capable of kinetic analysis, the first monochromator-based reader that enabled continuous wavelength selection and the first reader capable of performance comparable to a spectrophotometer. In each case, we believe that the innovation helped expand the utility of microplate readers and, more broadly, the available market for microplate readers. Our MAXline family currently includes the following eight primary products and product lines:

     - Emax. This product is aimed at the market for traditional microplate readers that do not require kinetic capability. We introduced it to provide a reader for customers in academia and other customers with restricted capital budgets.

     - Vmax. This was the first microplate reader to offer kinetic read capability and is designed to address the needs of biochemists.

     - VERSAmax. The VERSAmax is our low cost variable wavelength offering that provides kinetic capability and temperature control.

     - SPECTRAmax 340PC. This product is a visible range microplate spectrophotometer, offering tunability and the additional capability of our patented PathCheck Sensor technology, which corrects common variability problems across wells of microplates.

     - SPECTRAmax 190. The predecessor to this product was the world's first microplate reader that incorporated a monochromator for continuous wavelength selection. Wavelength selection provides for enhanced convenience and flexibility in assay design. In addition, the SPECTRAmax 190 also includes our patented PathCheck Sensor technology.

     - SPECTRAmax PLUS(384). The SPECTRAmax PLUS, introduced in 1997, was our first microplate reader aimed at the spectrophotometer market. It was the industry's first microplate reader that was able to combine the high throughput of a microplate reader with the performance of a cuvette based spectrophotometer as a result of our patented PathCheck Sensor technology. The SPECTRAmax PLUS was also the first microplate reader with the ability to read wavelengths as short as 190 nanometers and as long as 1,000 nanometers, the equivalent range to a spectrophotometer. The SPECTRAmax PLUS(384), introduced in 2000, addresses the needs of the high throughput screening market by adding 384-well plate compatibility.

     - SPECTRAmax GEMINI XS. SPECTRAmax GEMINI, introduced in late 1998, was the world's first dual-scanning microplate spectrofluorometer. By incorporating two scanning monochromators, the SPECTRAmax GEMINI allows the user to automatically optimize the instrument setting for the particular assay characteristics as well as for every fluorophore that is in use today. GEMINI also was our first microplate reader capable of multi-mode operation, in that the product is capable of fluorescence, luminescence and time-resolved fluorescence measurements. The GEMINI XS (Extra Sensitive), introduced in 2000, extends the GEMINI franchise by significantly improving sensitivity and adding well scanning capability which allows researchers to perform more complex cell based assays.

     - Skatron Liquid Handling Systems. We acquired a line of liquid handling systems, primarily washers, through our acquisition of Skatron in 1999. Washers are used to dispense and remove fluid from microwell plates and are used as an integral step during the course of many assays. The Skatron products bring a complete line of state-of-the-art microwell plate washers and other related tools, including cell harvesters, to the MAXline product family. These products include a variety of cell and plate washers that offer 96, 384 and 1536 well washing capabilities.

CELL ANALYSIS SYSTEMS

     Our Cell Analysis systems, which represented 38% of our total revenues in 1999, are used to study the response of live cells to drug candidates and are primarily targeted toward high throughput screening and lead optimization. Many therapeutic drugs are targeted to cell membrane receptors: special proteins that function as control switches for cell activity and are triggered by the specific binding of soluble natural substances to relay messages to the cell via "signal transduction" mechanisms. Therapeutic drugs which act on receptors either mimic or block the action of the natural receptor-specific substance. The therapeutic potential of such drugs is, therefore, most appropriately studied using live cell systems. These studies are inherently challenging, but a high value is placed upon them by the pharmaceutical industry and the research community. We focus on providing complementary tools for studying the response of live cells to different compounds, both for research and for drug candidate screening purposes.

FLIPR System

     Our Fluorometric Imaging Plate Reader, or FLIPR, system satisfies a key demand from pharmaceutical companies for live cell analysis at a high throughput rate. Our FLIPR was the first instrument to enable high throughput screening of live cells with high information content on cellular activation. Over 70 customers have purchased our FLIPR systems since introduction in 1996, including the 20 largest pharmaceutical companies, several of which own five or more FLIPR systems. The primary applications for our FLIPR system are the measurement of intracellular calcium ion flux and membrane potential change, both of which provide critical information on the activation of cells by test compounds.

     In our FLIPR system, cells, along with appropriate fluorescent dyes, are maintained in microplates in a humidified, thermally-controlled compartment together with compound-addition plates. A laser light is then passed through the wells to provide excitation illumination and fluorescence from cells on the bottom of the wells. During the reading cycle, a built-in pipettor transfers compound samples from the compound-addition plate to the cell plate and the reaction is continuously monitored by an ultrasensitive charge coupled device, a CCD camera, at intervals of less than one second. This strategy allows for real-time monitoring of cells before and after compound addition, thus allowing the measurement of rapid non-linear, response kinetics. Our FLIPR system's limited depth-of-field fluorometry optical design is patented. We currently offer three primary products based on our FLIPR technology platform.

     - FLIPR. This product was introduced in 1996 and was our first entry into the high throughput screening market. FLIPR is capable of simultaneously analyzing each well of a 96 well plate and has a throughput of approximately 10,000 samples per day. FLIPR will be discontinued in mid-2000 and replaced with the FLIPR(96) described below.

     - FLIPR(384). This product, introduced in 1998, was the second generation FLIPR product. It combines all of the benefits of the original FLIPR along with new automation capabilities and the ability to analyze samples in 384 well microplates, as well as 96 well microplates. FLIPR(384) can screen as many as 50,000 samples daily, and offers optional integrated plate stacker and washer accessories which can dramatically reduce the need for human intervention during sample processing. In addition, the instrument also incorporates interfaces that enable it to integrate into automated screening lines.

     - FLIPR(96). This product is built on same chassis as the FLIPR(384) and is capable of all of the automation benefits of the FLIPR(384). The primary differentiation is that FLIPR(96) is not 384 well compatible, and therefore will be targeted at lower throughput applications in lead optimization. We also offer an upgrade package for the FLIPR(96) that will enable 384 well capability.

CLIPR System

     Our Chemiluminescence Imaging Plate Reader, or CLIPR, system was developed based on telecentric lens luminometer technology licensed from Affymax Research Institute in 1998. We introduced this system in the third quarter of 1999. It satisfies a key demand from pharmaceutical companies for live cell analysis at an ultra high throughput rate using luminescence technology. Our CLIPR can support the analysis of over 200,000 samples in an eight hour day.

     The system combines an ultra sensitive CCD camera with proprietary wide field optics to achieve ultra high throughput by simultaneously imaging all of the wells on a microplate. As a result of the simultaneous imaging, CLIPR is compatible with any microwell plate format including 96, 384, 1536 and beyond. Our CLIPR system can be integrated with a linear track robot, used in workstation mode with an optional light-tight plate stacker module, or used in a stand-alone mode.

     The primary applications for CLIPR are cell-based and non-cell-based assays such as reporter gene and SPA assays, which are important applications in the drug discovery market. These applications complement the applications for our FLIPR system, offering solutions for a wide range of cell-based assays.

Cytosensor System

     We developed the Cytosensor system to provide a fast, reliable, single assay system to investigate multiple cellular functions in numerous cell types. Our Cytosensor system incorporates our core Light Addressable Potentiometric Sensor, or LAPS, technology, a detection system capable of measuring a wide variety of chemical reactions as they occur on the surface of a silicon based sensor, into a patented system that permits researchers to conduct microphysiometry (the study of cellular metabolism) without destroying the cells. Cellular metabolism is the most fundamental and essential of all physiological processes, and allows for the monitoring of cell activation, stimulation, growth, toxicity and other biochemical events crucial to the development of new therapeutics. We believe that the primary applications of the Cytosensor system are receptor characterization, orphan receptor identification, human cell pharmacological profiling and in vitro toxicology. We offer a 4-chamber Cytosensor system targeting customers with relatively low throughput requirements and an 8-chamber system for customers who require higher throughput.

Cell Analysis Reagents

     We are expanding our reagent business by focusing on the internal development of proprietary reagent kits optimized for our Cell Analysis instruments. We have historically developed and produced reagent kits for our Threshold systems, and we recently began to sell consumables for our installed base of Cell Analysis instruments with the introduction of two kits for performing important assays on FLIPR and CLIPR. During 1999, we hired a reagent development and marketing team, built organic chemistry labs and expanded our reagent production capacity. Our current Cell Analysis reagent offerings include:

     - FLIPR Calcium Assay Kit. This product will be officially released in the second quarter of 2000, and we believe that it has the potential to revolutionize the way FLIPR calcium assays are performed. The kit's unique feature is that it enables researchers to eliminate a step in the assay protocol, thereby saving up to 15 minutes of processing time for each 384 well plate. This kit has the potential to significantly increase throughput, reduce costs and increase screening efficiency.

     - CLIPR Luciferase Assay Kit. This is optimized for 1536 well plates used with the CLIPR system and targeted at reporter gene assay applications.

THRESHOLD SYSTEM

     Our Threshold system, which is comprised of a detection instrument and proprietary reagents, represented 5% of our total revenues in 1999. Our Threshold system incorporates our LAPS technology to quantitate a variety of biomolecules such as DNA, proteins and mRNA rapidly and accurately. The demand for systems which can quantitate contaminants in the manufacturing and quality control of bioengineered products is in response to the growing number of biopharmaceutical therapeutics both entering clinical trials and receiving regulatory approval for commercial sale. The Threshold system emerged from a need by biopharmaceutical companies for more sensitive and reproducible methods to detect contaminants in biopharmaceuticals during the manufacturing and quality control process. Traditional detection methods, such as DNA hybridization, can be slow, difficult to use in a manner that provides reproducible and transferable results, and often require the use of radioactive materials for detection. We believe that the Threshold system is the only commercially available, fully-integrated system capable of rapidly and accurately quantitating DNA with picogram level sensitivity. The Threshold family of products includes a workstation, software and consumable reagent kits.

     - Threshold Instrument. The Threshold reader incorporates the proprietary LAPS detection technology and proprietary software that collects and analyzes the Threshold assay data.

     - Threshold Reagents. We offer two Threshold reagent products. The Total DNA Assay Kit allows for the detection of any DNA, and the ILA Kit is a flexible format that can be used to detect and quantitate numerous contaminants in the manufacture of bioengineered products.

SOFTWARE AND CUSTOMER SERVICE

     In addition to instruments and consumable products, we also offer software products and support services. All of our instrument products are used with internally designed and developed software which are sold as an integral part of the instrument system. We believe that our software is an important differentiator for our instrument products relative to the competition based on its ease-of-use and advanced data analysis capabilities.

     Our service and support offerings include field service, customer support, applications assistance and training through an organization of factory-trained and educated service and application support personnel around the world. We offer services to our installed base of customers on both a contract and time and materials basis and we offer a variety of post-warranty contract options for all our instrument offerings that customers may purchase. Our installed base provides us with stable, recurring after-market service and support revenue, as well as product upgrade and replacement opportunities.

BUSINESS RISKS

     Our business, financial condition and results of operations are subject to various risk factors, including those described below and elsewhere in this report.

VARIATIONS IN THE AMOUNT OF TIME IT TAKES FOR US TO SELL OUR PRODUCTS AND COLLECT ACCOUNTS RECEIVABLE AND THE TIMING OF CUSTOMER ORDERS MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

     The timing of capital equipment purchases by customers is expected to be uneven and difficult to predict. Our products represent major capital purchases for our customers. We estimate that the average order price for our MAXline products is $17,000, and that the average order price for our FLIPR products is $350,000. Accordingly, our customers generally take a relatively long time to evaluate our products, and a significant portion of our revenues is typically derived from sales of a small number of relatively high-priced products. Purchases are generally made by purchase orders and not long-term contracts. Delays in receipt of anticipated orders for our relatively high priced products could lead to substantial variability from quarter to quarter. Furthermore, we have historically received purchase orders and made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could have a material adverse effect on results of operations for that quarter.

     We expend significant resources educating and providing information to our prospective customers regarding the uses and benefits of our products. Because of the number of factors influencing the sales process, the period between our initial contact with a customer and the time when we recognize revenue from that customer, if ever, varies widely. Our sales cycles typically range from three to six months, but can be much longer. During these cycles, we commit substantial resources to our sales efforts in advance of receiving any revenue, and we may never receive any revenue from a customer despite our sales efforts.

     The relatively high purchase price for a customer order contributes to collection delays that result in working capital volatility. While the terms of most of our purchase orders require payment within 30 days of product shipment, in the past we have experienced significant collection delays. We cannot predict whether we will continue to experience similar or more severe delays.

     The capital spending policies of our customers have a significant effect on the demand for our products. Those policies are based on a wide variety of factors, including resources available to make purchases, spending priorities, and policies regarding capital expenditures during industry downturns or recessionary periods. Any decrease in capital spending by our customers resulting from any of these factors could harm our business.

WE DEPEND ON ORDERS THAT ARE RECEIVED AND SHIPPED IN THE SAME QUARTER AND THEREFORE HAVE LIMITED VISIBILITY OF FUTURE PRODUCT SHIPMENTS.

     Our net sales in any given quarter depend upon a combination of orders received in that quarter for shipment in that quarter and shipments from backlog. Our products are typically shipped within 30 to 90 days of purchase order receipt. As a result, we do not believe that the amount of backlog at any particular date is indicative of our future level of sales. Our backlog at the beginning of each quarter does not include all product sales needed to achieve expected revenues for that quarter. Consequently, we are dependent on obtaining orders for products to be shipped in the same quarter that the order is received. Moreover, customers may reschedule shipments, and production difficulties could delay shipments. Accordingly, we have limited visibility of future product shipments, and our results of operations are subject to significant variability from quarter to quarter.

MANY OF OUR CURRENT AND POTENTIAL COMPETITORS HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO, AND INCREASED COMPETITION COULD IMPAIR SALES OF OUR PRODUCTS.

     We operate in a highly competitive industry and face competition from companies that design, manufacture and market instruments for use in the life sciences research industry, from genomic, pharmaceutical, biotechnology and diagnostic companies and from academic and research institutions and government or other publicly-funded agencies, both in the United States and abroad. We may not be able to compete effectively with all of these competitors. Many of these companies and institutions have greater financial, engineering, manufacturing, marketing and customer support resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which could impair sales of our products. Moreover, there has been significant merger and acquisition activity among our competitors and potential competitors. These transactions by our competitors and potential competitors may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs. Many of our customers and potential customers are large companies that require global support and service, which may be easier for our larger competitors to provide.

     We believe that competition within the markets we serve is primarily driven by the need for innovative products that address the needs of customers. We attempt to counter competition by seeking to develop new products and provide quality products and services that meet customers' needs. We cannot assure you, however, that we will be able to successfully develop new products or that our existing or new products and services will adequately meet our customers' needs.

     Rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and frequent new product and service introductions characterize the markets for our products. To remain competitive, we will be required to develop new products and periodically enhance our existing products in a timely manner. We are facing increased competition as new companies entering the market with new technologies compete, or will compete, with our products and future products. We cannot assure you that one or more of our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or future products, or that would render our technologies and products obsolete or uneconomical. Our future success will depend in large part on our ability to maintain a competitive position with respect to our current and future technologies, which we may not be able to do. In addition, delays in the launch of our new products may result in loss of market share due to our customers' purchases of competitors' products during any delay.

IF WE ARE NOT SUCCESSFUL IN DEVELOPING NEW AND ENHANCED PRODUCTS, WE MAY LOSE MARKET SHARE TO OUR COMPETITORS.

     The life sciences instrumentation market is characterized by rapid technological change and frequent new product introductions. Over 70% of our revenues in 1999 were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing them. Any significant delay in releasing new systems could adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.

WE MUST EXPEND A SIGNIFICANT AMOUNT OF TIME AND RESOURCES TO DEVELOP NEW PRODUCTS, AND IF THESE PRODUCTS DO NOT ACHIEVE COMMERCIAL ACCEPTANCE, OUR OPERATING RESULTS MAY SUFFER.

     We expect to spend a significant amount of time and resources to develop new products and refine existing products. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of new products. Our ability to commercially introduce and successfully market new products is subject to a wide variety of challenges during this development cycle that could delay introduction of these products. In addition, since our customers are not obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, our operating results will suffer. In particular, while FLIPR and CLIPR reagent kits have recently been introduced to the market, they have had only limited sales to date and have not yet been widely commercially accepted. We cannot predict whether these or other new products that we expect to introduce will achieve commercial acceptance. Our products are generally priced higher than competitive products, which may impair commercial acceptance.

IF WE DELIVER PRODUCTS WITH DEFECTS, OUR CREDIBILITY WILL BE HARMED AND THE SALES AND MARKET ACCEPTANCE OF OUR PRODUCTS WILL DECREASE.

     Our products are complex and sometimes have contained errors, defects and bugs when introduced. If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products would be harmed. Further, if our products contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers in some circumstances against liability arising from defects in our products. In the event of a successful product liability claim, we could be obligated to pay damages significantly in excess of our product liability insurance limits.

MOST OF OUR CURRENT AND POTENTIAL CUSTOMERS ARE FROM THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES AND ARE SUBJECT TO RISKS FACED BY THOSE INDUSTRIES.

     We derive a significant portion of our revenues from sales to pharmaceutical and biotechnology companies. We expect that sales to pharmaceutical and biotechnology companies will continue to be a primary source of revenues for the foreseeable future. As a result, we are subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries, such as pricing pressures as third-party payors continue challenging the pricing of medical products and services, government regulation and uncertainty of technological change, and reduction and delays in research and development expenditures by companies in these industries.

     In addition, our future revenues may be adversely affected by the ongoing consolidation in the pharmaceutical and biotechnology industries, which will reduce the number of our potential customers. Furthermore, we cannot assure you that the pharmaceutical and biotechnology companies that are our customers will not develop their own competing products or in-house capabilities.

OUR PRODUCTS COULD INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH MAY CAUSE US TO ENGAGE IN COSTLY LITIGATION AND, IF WE ARE NOT SUCCESSFUL, COULD ALSO CAUSE US TO PAY SUBSTANTIAL DAMAGES AND PROHIBIT US FROM SELLING OUR PRODUCTS.

     Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's proprietary rights. Further, any legal action against us could, in addition to subjecting us to potential liability for damages, prohibit us from selling our products before we obtain a license to do so from the party owning the intellectual property, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. There may be third-party patents that may relate to our technology or potential products. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

WE MAY NEED TO INITIATE LAWSUITS TO PROTECT OR ENFORCE OUR PATENTS, WHICH WOULD BE EXPENSIVE AND, IF WE LOSE, MAY CAUSE US TO LOSE SOME OF OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WOULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET.

     We rely on patents to protect a large part of our intellectual property and our competitive position. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. Litigation may be necessary to:

     - assert claims of infringement;

     - enforce our patents;

     - protect our trade secrets or know-how; or

     - determine the enforceability, scope and validity of the proprietary rights of others.

     Lawsuits could be expensive, take significant time and divert management's attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause our stock price to decline.

THE RIGHTS WE RELY UPON TO PROTECT OUR INTELLECTUAL PROPERTY UNDERLYING OUR PRODUCTS MAY NOT BE ADEQUATE, WHICH COULD ENABLE THIRD PARTIES TO USE OUR TECHNOLOGY AND WOULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET.

     Our success will depend in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property. Our patent position is generally uncertain and involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in our technology field are still evolving. Therefore, the degree of future protection for our proprietary rights is uncertain.

     The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

     - the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

     - the claims of any patents which are issued may not provide meaningful protection;

     - we may not be able to develop additional proprietary technologies that are patentable;

     - the patents licensed or issued to us or our customers may not provide a competitive advantage;

     - other companies may challenge patents licensed or issued to us or our customers;

     - patents issued to other companies may harm our ability to do business;

     - other companies may independently develop similar or alternative technologies or duplicate our technologies; and

     - other companies may design around technologies we have licensed or developed.

     In addition to patents, we rely on a combination of trade secrets, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If they do not protect our rights, third parties could use our technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection or prosecute potential infringements of our patents. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our intellectual property rights or design around our proprietary technologies.

WE OBTAIN SOME OF THE COMPONENTS AND SUBASSEMBLIES INCLUDED IN OUR SYSTEMS FROM A SINGLE SOURCE OR A LIMITED GROUP OF SUPPLIERS, AND THE PARTIAL OR COMPLETE LOSS OF ONE OF THESE SUPPLIERS COULD CAUSE PRODUCTION DELAYS AND A SUBSTANTIAL LOSS OF REVENUE.

     We rely on outside vendors to manufacture many components and subassemblies. Certain components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or limited group of suppliers, some of which are our competitors. Additional components, such as optical, electronic and pneumatic devices, are currently purchased in configurations specific to our requirements and, together with certain other components, such as computers, are integrated into our products. We maintain only a limited number of long-term supply agreements with our suppliers.

     Our reliance on a sole or a limited group of suppliers involves several risks, including the following:

     - we may be unable to obtain an adequate supply of required components;

     - we have reduced control over pricing and the timely delivery of components and subassemblies; and

     - our suppliers may be unable to develop technologically advanced products to support our growth and development of new systems.

For example, we currently rely on a single supplier of disposable plastic tips used with our FLIPR(384) system, and we have in the past experienced delays and customer dissatisfaction due to our supplier's inability to deliver an adequate supply of tips. We cannot predict whether we will encounter additional similar delays in the future. Our current supplier and known potential alternative suppliers of disposable plastic tips used with our FLIPR(384) system are our competitors.

     Because the manufacturing of certain of these components and subassemblies involves extremely complex processes and requires long lead times, we may experience delays or shortages caused by suppliers. We believe that alternative sources could be obtained and qualified, if necessary, for most sole and limited source parts. However, if we were forced to seek alternative sources of supply or to manufacture such components or subassemblies internally, we may be forced to redesign our systems, which could prevent us from shipping our systems to customers on a timely basis. Some of our suppliers have relatively limited financial and other resources. Any inability to obtain adequate deliveries, or any other circumstance that would restrict our ability to ship our products, could damage relationships with current and prospective customers and could harm our business.

WE MAY ENCOUNTER MANUFACTURING AND ASSEMBLY PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOST REVENUE.

     We assemble our systems in our manufacturing facilities located in Sunnyvale, California and Norway. Our manufacturing and assembly processes are highly complex and require sophisticated, costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our manufacturing facilities could seriously harm our ability to satisfy our customer order deadlines. If we cannot deliver our systems in a timely manner, our revenues will likely suffer.

     Our product sales depend in part upon manufacturing yields. We currently have limited manufacturing capacity and experience variability in manufacturing yields. We are currently manufacturing high throughput instruments in-house, in limited volumes and with largely manual assembly. If demand for our high throughput instruments increases, we will either need to expand our in-house manufacturing capabilities or outsource to other manufacturers. If we fail to deliver our products in a timely manner, our relationships with our customers could be seriously harmed, and revenue would decline.

     As we develop new products, we must transition the manufacture of a new product from the development stage to commercial manufacturing. We have only recently transitioned GEMINI XS and SPECTRAmax PLUS(384) from the development stage to commercial manufacturing, and we have only recently begun the transition process for the CLIPR system. We cannot predict whether we will be able to complete these transitions on a timely basis and with commercially reasonable costs. We cannot assure you that manufacturing or quality control problems will not arise as we attempt to scale-up our production for any future new products or that we can scale-up manufacturing and quality control in a timely manner or at commercially reasonable costs. If we are unable to consistently manufacture our products on a timely basis because of these or other factors, our product sales will decline.

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

     We expect to continue to experience significant growth in the number of our employees and customers and the scope of our operations. This growth may continue to place a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees. Our future success is heavily dependent upon growth and acceptance of new products. If we cannot scale our business appropriately or otherwise adapt to anticipated growth and new product introductions, a key part of our strategy may not be successful.

WE RELY UPON DISTRIBUTORS FOR PRODUCT SALES AND SUPPORT OUTSIDE NORTH AMERICA.

     In 1999 approximately 17% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

IF WE CHOOSE TO ACQUIRE NEW AND COMPLEMENTARY BUSINESSES, PRODUCTS OR TECHNOLOGIES INSTEAD OF DEVELOPING THEM OURSELVES, WE MAY BE UNABLE TO COMPLETE THESE ACQUISITIONS OR MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE AN ACQUIRED BUSINESS OR TECHNOLOGY IN A COST-EFFECTIVE AND NON-DISRUPTIVE MANNER.

     Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, from time to time we have acquired complementary businesses, products, or technologies instead of developing them ourselves and may choose to do so in the future. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that may result in dilution to our shareholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. In addition, any amortization of goodwill or other assets or charges resulting from the costs of acquisitions could harm our business and operating results.

WE DEPEND ON OUR KEY PERSONNEL, THE LOSS OF WHOM WOULD IMPAIR OUR ABILITY TO COMPETE.

     We are highly dependent on the principal members of our management, engineering and scientific staff. The loss of the service of any of these persons could seriously harm our product development and commercialization efforts. In addition, research, product development and commercialization will require additional skilled personnel in areas such as chemistry and biology, software engineering and electronic engineering. Our corporate headquarters is located in Sunnyvale, California, where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business.

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN CURRENCY EXCHANGE RATE, POLITICAL AND ECONOMIC RISKS.

     We maintain facilities in Norway, the United Kingdom and Germany, and sales to customers outside the U.S. accounted for approximately 39% our revenues in 1999. We anticipate that international sales will continue to account for a significant portion of our revenues.

     All of our sales to international distributors are denominated in U.S. dollars. All of our direct sales in the United Kingdom, Germany and Canada are denominated in local currencies and totaled $13.9 million (22% of total revenues) in 1999. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Historically, foreign exchange gains and losses have been immaterial to our results of operations. However, we cannot predict whether these gains and losses will continue to be immaterial, particularly as we increase our direct sales outside North America. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not engage in foreign currency hedging transactions.

     Our reliance on international sales and operations exposes us to foreign political and economic risks, including:

     - political, social and economic instability;

     - trade restrictions and changes in tariffs;

     - import and export license requirements and restrictions;

     - difficulties in staffing and managing international operations;

     - disruptions in international transport or delivery;

     - difficulties in collecting receivables; and

     - potentially adverse tax consequences.

If any of these risks materialize, our international sales could decrease and our foreign operations could suffer.

OUR OPERATING RESULTS FLUCTUATE AND ANY FAILURE TO MEET FINANCIAL EXPECTATIONS MAY DISAPPOINT SECURITIES ANALYSTS OR INVESTORS AND RESULT IN A DECLINE IN OUR STOCK PRICE.

     We typically experience a decrease in the level of sales in the first calendar quarter as compared to the fourth quarter of the preceding year because of budgetary and capital equipment purchasing patterns in the life sciences industry. We also typically experience a decrease in revenues in the third quarter compared to the second quarter, related to seasonality primarily associated with lower European and academic sales during the summer months.

     Our quarterly operating results have fluctuated in the past, and we expect they will fluctuate in the future as a result of many factors, some of which are outside of our control. In particular, if sales levels in a particular quarter do not meet expectations, we may not be able to adjust operating expenses sufficiently quickly to compensate for the shortfall, and our results of operations for that quarter may be seriously harmed. We manufacture our products based on forecasted orders rather than to outstanding orders. Our manufacturing procedures may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts. In addition, our expense levels are based, in part, on expected future sales, and we generally cannot quickly adjust operating expenses. For example, research and development and general and administrative expenses are not affected directly by variations in revenue.

     It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.

THE MARKET PRICE OF OUR COMMON STOCK WILL LIKELY FLUCTUATE IN RESPONSE TO A NUMBER OF FACTORS, INCLUDING THE FOLLOWING:

     - our failure to meet the performance estimates of securities analysts;

     - changes in financial estimates of our revenues and operating results or buy/sell recommendations by securities analysts;

     - the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof; and

     - general stock market conditions, other economic or external factors.

PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER, WHICH COULD LIMIT THE PRICE INVESTORS MIGHT BE WILLING TO PAY IN THE FUTURE FOR OUR COMMON STOCK.

     Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition, merger in which we are not the surviving company or changes in our management. For example, our certificate of incorporation gives our board of directors the authority to issue shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, as the terms of the preferred stock that might be issued could potentially prohibit our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. The issuance of preferred stock could also have a dilutive effect on our stockholders. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination involving us. These provisions could limit the price that investors might be willing to pay in the future for our common stock.

OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN OUR FORWARD-LOOKING STATEMENTS.

     This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. When used in this report, you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should," "will" and the negative of these terms or other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of many factors, including those set forth here under "Business Risks" and elsewhere in this report.

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We assume no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

RESEARCH AND DEVELOPMENT

     Our research and development team included 44 full time employees as of December 31, 1999. We typically invest 10% to 12% of our revenues in research and development, which has resulted in a track record of technological innovation. Over 70% of our revenues in 1999 were derived from products that we introduced in the last three years. Our research and development expenditures were approximately $7,363,000 in 1999, $5,686,000 in 1998 and $4,721,000 in
1997.

     Our research and development activities are focused on:

     - broadening our technology solution, including development of new proprietary reagent kits;

     - providing more sensitive quantitative evaluation of biological events;

     - providing greater throughput capability, especially with smaller sample volumes; and

     - developing increasingly sophisticated data management and analysis capability.

MARKETING AND CUSTOMERS

     Our sales and marketing organization included 68 full time employees in North America and Europe as of December 31, 1999. We distribute our products primarily through direct sales representatives in North America. We have subsidiaries in the United Kingdom and Germany responsible for selling and servicing our products. Our direct sales effort is supported by a team of service, technical and applications specialists employed by us. We also sell our products through international distributors, most of which enter into distribution agreements with us that provide for exclusive distribution arrangements and minimum purchase targets. Such agreements also generally prohibit the distributors from designing, manufacturing, promoting or selling any products that are competitive with our products.

     Our customers include leading pharmaceutical and biotechnology companies as well as medical centers, universities, government research laboratories and other institutions throughout the world. No single customer accounted for more than 5% of our total 1999 revenues.

     In 1999, sales to customers outside the United States accounted for 39% of total revenues and total sales denominated in foreign currencies accounted for 22% of total revenues. We anticipate that international sales will account for an increasing percentage of revenues in the future. We expect to continue expanding our international operations in order to take advantage of increasing international market opportunities resulting from worldwide growth in the life sciences industry.

MANUFACTURING

     We manufacture our products at our facilities in Sunnyvale, California and Norway. Our California facility is ISO 9001 certified. We manufacture our own components where we believe it adds significant value, but we rely on suppliers for the manufacture of selected components and subassemblies, which are manufactured to our specifications. We conduct all final testing and inspection of our products. We have established a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, our instruments are manufactured in accordance with Good Manufacturing Practices.

PATENTS AND PROPRIETARY TECHNOLOGIES

     We protect our proprietary rights from unauthorized use by third parties to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. As of December 31, 1999, we were maintaining 32 U.S. patents and other corresponding foreign patents based on our discoveries that have been issued or allowed. In addition, as of that date, we had 26 patent applications pending in the United States and had filed several corresponding foreign patent applications.

     We are a party to various license agreements that give us rights to use certain technologies. In particular, we have exclusive licenses for the technologies on which our FLIPR and CLIPR are based. We pay royalties to the parties from which we licensed or acquired the FLIPR and CLIPR core technologies.

     We also rely on trade secret, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products and technology.

COMPETITION

     The market for life sciences instrumentation is highly competitive, and we expect competition to increase. We compete for the allocation of customer capital funds with many other companies marketing capital equipment, including those not directly competitive with any of our products. Some of our products also compete directly with similar products from other companies.

     The microplate reader market is characterized by intense competition among a number of companies, including Bio-Tek Instruments, LJL Biosystems, Packard BioScience, PerkinElmer, Tecan and Thermo BioAnalysis, that offer, or may in the future offer, products with performance capabilities generally similar to those offered by our products. We expect that competition is likely to increase in the future, as several current and potential competitors have the technological and financial ability to enter the microplate reader market. Our MAXline products are generally priced at a premium to other microplate readers. We compete in the microplate reader market primarily on the basis of performance and productivity. Many companies, research institutions and government organizations that might otherwise be customers for our products employ methods for bioanalytical analysis that are internally developed.

     The cell analysis instrument market is also characterized by intense competition among a number of companies, including Amersham Pharmacia Biotech, Aurora Biosciences, Cellomics, Packard BioScience, PE

Biosystems and PerkinElmer, that offer, or may in the future offer, products with performance capabilities generally similar to those offered by our products. We believe that the primary competitive factors in the market for our products are throughput, quantitative accuracy, breadth of applications, ease-of-use, productivity enhancement, quality, support and price/performance. We believe that we compete favorably with respect to these factors.

     Many of our competitors have significantly greater financial, technical, marketing, sales and other resources than we do. In addition to competing with us with respect to product sales, these companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel.

GOVERNMENT REGULATIONS

     In the United States, the development, manufacturing, distribution, labeling and advertising of products intended for use in the diagnosis of disease or other conditions is extensively regulated by the U.S. Food and Drug Administration, known as the FDA. These products generally require FDA clearance before they may be marketed, and also are subject to postmarket manufacturing, reporting and labeling requirements. With the exception of certain of our MAXline microplate readers, none of our products is intended for use in the diagnosis of disease or other conditions, and, therefore, they are not currently subject to FDA regulation. The MAXline readers intended for diagnostic uses are the subject of an FDA marketing clearance. If we were to offer any of our other products for diagnostic uses, those products would become subject to FDA regulation.

HUMAN RESOURCES

     As of December 31, 1999, we employed 213 persons full time, including 44 in research and development, 78 in manufacturing, 68 in marketing and sales and 23 in general administration and finance. Of these employees, 36 hold Ph.D. or other advanced degrees. None of our employees is covered by collective bargaining agreements, and we consider relations with our employees to be good.

ITEM 2. PROPERTIES

     We lease two facilities with approximately 115,000 square feet of laboratory, manufacturing and administrative space in Sunnyvale, California. Our leases expire in November 2001 and April 2003. We also lease a sales and service office in the United Kingdom, a sales and technical office in Germany, and a small manufacturing facility in Norway. We believe that our current facilities will be sufficient for our operations through at least 2001.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "MDCC."

     The prices per share reflected on the table below represent the range of high and low closing prices of the common stock on the Nasdaq National Market, for the period indicated.

                                                     1999            1998
                                                --------------    -----------
                                                HIGH      LOW     HIGH    LOW
                                                -----    -----    ----    ---
First Quarter.................................     31       20 1/2  22 3/8  15 1/4
Second Quarter................................     37 1/2    21 3/4  19 3/8  14 3/8
Third Quarter.................................     41 1/2    26 1/18  18 1/2  12 1/8
Fourth Quarter................................     52       27 17/18  21 3/4  16

     Historically, we have not paid cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. Any future cash dividends will be determined by the Board of Directors. As of March 22, 2000, there were approximately 104 stockholders of record of Molecular Devices. On March 22, 2000, the last sale price reported on the Nasdaq National Market for our common stock was $92.00 per share.

     We entered into employment arrangements with each of Joseph D. Keegan, Ph.D., Mr. Timothy A. Harkness and Mr. John S. Senaldi pursuant to which we are obligated to issue to each such officer shares of our Common Stock in exchange for services rendered. As a result of these arrangements, we issued shares of our Common Stock to these officers on the dates and amounts indicated below in reliance on the exemption from registration afforded by Section 4(2) of the Securities act of 1933, as amended.

                                                         NUMBER
                                                        OF SHARES    DATE OF ISSUE
                                                        ---------    -------------
Dr. Keegan............................................    3,750        03/30/99
                                                          3,750        06/30/99
                                                          3,750        09/30/99
                                                          3,750        12/30/99
Mr. Harkness..........................................    1,250        01/01/99
                                                          1,250        04/09/99
                                                          1,250        07/09/99
                                                          1,250        10/09/99
Mr. Senaldi...........................................      312        02/06/99
                                                            312        05/06/99
                                                            312        08/06/99
                                                            312        11/06/99

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected historical financial information for Molecular Devices certain portions of which are based on, and should be read in conjunction with, our audited consolidated financial statements that are being filed as a part of this report.

                                                        YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1999       1998       1997       1996       1995
                                           -------    -------    -------    -------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues.................................  $61,985    $47,798    $38,286    $30,926    $25,615
Cost of revenues.........................   22,745     17,716     14,426     11,741     10,416
                                           -------    -------    -------    -------    -------
Gross margin.............................   39,240     30,082     23,860     19,185     15,199
Operating expenses:
  Research and development...............    7,363      5,686      4,721      4,581      3,639
  Write-off of acquired in-process
     research and development(1).........    2,037        876         --      4,637         --
  Selling, general and administrative....   17,431     14,078     11,883      9,920      8,549
                                           -------    -------    -------    -------    -------
     Total operating expenses............   26,831     20,640     16,604     19,138     12,188
                                           -------    -------    -------    -------    -------
Income from operations...................   12,409      9,442      7,256         47      3,011
Other income (expense), net..............    1,421      1,584      1,220      1,079        (33)
                                           -------    -------    -------    -------    -------
Income before income taxes...............   13,830     11,026      8,476      1,126      2,978
Income tax provision (benefit)...........    5,325      4,245      3,174     (1,126)    (1,081)
                                           -------    -------    -------    -------    -------
Net income...............................  $ 8,505    $ 6,781    $ 5,302    $ 2,252    $ 4,059
                                           =======    =======    =======    =======    =======
Basic net income per share...............  $  0.89    $  0.72    $  0.58    $  0.26    $  0.58
Diluted net income per share.............  $  0.84    $  0.70    $  0.55    $  0.24    $  0.53
OTHER DATA:
Pro forma diluted net income per
  share(2)...............................  $  0.97    $  0.75    $  0.55    $  0.37    $  0.24

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            1999       1998       1997       1996       1995
                                           -------    -------    -------    -------    -------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents................  $28,192    $32,689    $26,773    $23,727    $20,379
Working capital..........................   48,745     43,438     35,752     27,395     22,786
Total assets.............................   64,751     54,405     42,791     36,833     28,800
Total stockholders' equity...............   56,784     45,823     37,417     29,277     24,525

---------------
(1) Our 1999 income from operations included a $2.0 million write-off for the acquisition of in-process technology and acquisition costs relating to our acquisition of Skatron Instruments AS. Our 1998 income from operations included an $876,000 write-off for the acquisition of in-process technology and acquisition costs relating to our acquisition of certain technology rights from Affymax Research Institute, a subsidiary of Glaxo Wellcome. Our 1996 income from operations included a $4.6 million write-off for the acquisition of in-process technology and acquisition costs related to our acquisition of NovelTech Systems.

(2) We have excluded the impact of the write-offs of in-process technology and acquisition costs in 1999, 1998 and 1996 described in footnote (1) above, net of tax. 1996 and 1995 also exclude the tax benefits we realized from the utilization of net operating loss carryforwards and include a provision for taxes at a 38.5% effective rate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. You can identify forward-looking statements by terminology such as "anticipate", "believe", "continue", "estimate", "expect", "intend", "may", "plan", "potential", "predict", "should", "will" and the negative of these terms or other comparable terminology. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as under "Item I. Business -- Business Risks."

     We are a leading developer of high-performance, bioanalytical measurement systems that accelerate and improve drug discovery and other life sciences research. Our systems enable pharmaceutical and biotechnology companies to leverage advances in genomics and combinatorial chemistry by facilitating the high throughput cost effective identification and evaluation of drug candidates. Our instrument systems are based on our advanced core technologies which integrate our expertise in engineering, molecular and cell biology and chemistry. Our systems are fundamental tools for drug discovery and life sciences research, and our MAXline series of microplate readers and our FLIPR Cell Analysis systems are market share leaders in their respective markets. Our revenues were $62.0 million in 1999 and have increased at a compound annual rate of 25% since 1995.

     We typically invest 10% to 12% of our revenues in research and development, which has resulted in a track record of technological innovation. Over 70% of our revenues in 1999 were derived from products that we introduced in the last three years. We have sold over 13,000 instruments since the introduction of our first microplate reader in 1987. In addition, over 70 customers have purchased our FLIPR systems since its introduction in 1996, including the 20 largest pharmaceutical companies, several of which own five or more FLIPR systems. We expect that increased sales of recently introduced products, including GEMINI XS, FLIPR(384) and CLIPR, and revenues from new instrument introductions will continue to drive our growth. We also believe that the introduction of reagent kits optimized for our products represents a significant growth opportunity.

     Our customers include small and large pharmaceutical, biotechnology and industrial companies as well as medical centers, universities, government research laboratories and other institutions throughout the world. No single customer accounted for more than 5% of our consolidated revenues in 1999. We recognize revenue on the sale of our products at the time of shipment either directly to a customer or to a distributor. There are no significant customer acceptance requirements or post shipment obligations on our part. Service contract revenue is deferred at the time of sale and recognized ratably over the period of performance. Total service revenue was less than 5% of total revenues for all periods presented. In 1999, sales to foreign countries accounted for 39% of total revenues and total sales denominated in foreign currencies accounted for 22% of total revenues. We typically experience a decrease in the level of sales in the first calendar quarter as compared to the fourth quarter of the preceding year because of budgetary and capital equipment purchasing patterns in the life sciences industry. We expect this trend to continue in future years.

RESULTS OF OPERATIONS

     The following table summarizes our consolidated statement of income as a percentage of revenues:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Revenues....................................................  100.0%    100.0%    100.0%
Cost of revenues............................................   36.7      37.1      37.7
                                                              -----     -----     -----
Gross margin................................................   63.3      62.9      62.3
Research and development....................................   11.9      11.9      12.3
Write-off of acquired in-process research and development...    3.3       1.8       0.0
Selling, general and administrative.........................   28.1      29.5      31.0
                                                              -----     -----     -----
Income from operations......................................   20.0      19.8      19.0
Other income, net...........................................    2.3       3.3       3.2
                                                              -----     -----     -----
Income before income taxes..................................   22.3      23.1      22.1
Income tax provision........................................    8.6       8.9       8.3
                                                              -----     -----     -----
Net income..................................................   13.7%     14.2%     13.8%
                                                              =====     =====     =====
Pro forma net income(1).....................................   15.7%     15.3%     13.8%

-------------------------
(1) Excludes the impact of the write-offs of acquired in-process research and development recorded in 1999 and 1998, net of tax.

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Revenues for 1999 increased by 30% to approximately $62.0 million from approximately $47.8 million in 1998. This top-line growth was driven by strong contributions from our MAXline and Cell Analysis product families, partially offset by decreased performance of our Threshold product family. MAXline revenues increased primarily due to the worldwide strength of the SPECTRAmax GEMINI as well as our newly acquired Skatron liquid handling product line. Cell Analysis growth was driven primarily by increased worldwide demand for new FLIPR products introduced in late 1998, particularly FLIPR(384). Threshold revenues declined primarily as a result of decreased demand from military customers worldwide.

     Revenues for 1998 increased by 25% to approximately $47.8 million from approximately $38.2 million in 1997. All three product families showed increased levels of revenue in 1998. MAXline revenues increased due to both greater sales of the new SPECTRAmax products, including the SPECTRAmax PLUS, SPECTRAmax 190 and SPECTRAmax GEMINI, and increased penetration of MAXline products into our European distribution channels. Cell Analysis revenues increased due to both the introduction of FLIPR(384) and increased demand for other FLIPR products worldwide. Threshold revenues increased due to greater volume shipments to military customers worldwide.

     Gross margin increased to 63.3% in 1999 from 62.9% in 1998 and 62.3% in 1997. Both year to year increases relate to increased sales of higher margin products in both the MAXline and Cell Analysis product families, primarily the SPECTRAmax GEMINI and FLIPR(384).

     Research and development expenses for 1999 increased by 29% to approximately $7.4 million from approximately $5.7 million in 1998 and by 20% in 1998 compared to approximately $4.7 million in 1997. The increased spending for both periods is primarily the result of additional personnel as well as increased expenditures on development activities required to support both the introduction and on-going development of new MAXline and Cell Analysis products.

     We recorded a charge of $2,037,000 during the second quarter of 1999 due to the write-off of acquired in-process research and development related to our acquisition of Skatron. We recorded an $876,000 charge during the third quarter of 1998 due to the write-off of acquired in-process research and development related to our acquisition of technology rights from Affymax Research Institute, a subsidiary of Glaxo Wellcome.

     Selling, general and administrative expenses for 1999 increased by 24% to approximately $17.4 million from approximately $14.1 million in 1998 and by 18% in 1998 compared to approximately $11.9 million in

1997. The increased spending for both periods is primarily the result of additional spending on marketing, sales and service related activities (including additional personnel) as we continued our efforts to expand worldwide market coverage and introduce new products. Selling, general and administrative expenses as a percentage of revenues were 28.1% in 1999, 29.5% in 1998 and 31.0% in 1997, reflecting improved operating leverage as our revenue base has grown.

     Other income (net), consisting primarily of interest income, decreased by 10% in 1999 to approximately $1.4 million from approximately $1.6 million in 1998 due to a decreased average cash balance primarily as a result of the Skatron acquisition. Other income (net) increased by 30% in 1998 to approximately $1.6 million from approximately $1.2 million in 1997 due to greater interest income earned resulting from higher average cash balances.

     We recorded income tax provisions of approximately $5.3 million in 1999, $4.2 million in 1998 and $3.2 million in 1997. These provisions reflected a 38.5% effective tax rate in 1999 and 1998 as compared to a 37.5% effective tax rate in 1997. The higher effective tax rate for 1999 and 1998 reflects decreased tax benefits from our foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash and cash equivalents of approximately $28.2 million at December 31, 1999 compared to $32.7 million at December 31, 1998. We have typically financed operations primarily from cash flows provided by operating activities, which contributed approximately $3.9 million in 1999, $6.9 million in 1998 and $4.4 million in 1997. Cash provided by operations in these years was primarily reflective of our earnings as offset by short-term working capital needs for accounts receivable and inventory. Our requirements for inventory in 1999, in particular, were greater than in previous years as a result of the Skatron acquisition as well as the ramp up of production of new Cell Analysis systems. Net cash used in investing activities was approximately $9.1 million in 1999, $1.5 million in 1998 and $543,000 in 1997, and was used primarily for capital expenditures, except for 1999 when approximately $7.1 million of cash was used for the acquisition of Skatron. Net cash provided by financing activities was $849,000 in 1999 and $521,000 in 1998 while net cash used in financing activities was approximately $567,000 for 1997. The 1999 and 1998 proceeds relate primarily to stock option exercises. The use of funds in 1997 reflects repayment of a $1.5 million promissory note related to the 1996 acquisition of NovelTech, partially offset by proceeds from stock option exercises.

     We believe that our existing cash and investment securities and anticipated cash flow from our operations will be sufficient to support our current operating plan for the foreseeable future. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:

     - the progress of our research and development;

     - the number and scope of our research programs;

     - market acceptance and demand for our products;

     - the costs that may be involved in enforcing our patent claims and other intellectual property rights;

     - potential acquisition and technology licensing opportunities;

     - manufacturing capacity requirements; and

     - the costs of expanding our sales, marketing and distribution capabilities both in the United States and abroad.

     We have generated sufficient cash flow from operations to fund our capital requirements since our initial public offering in 1995. However, we cannot assure you that we will not require additional financing in the future to support our existing operations or potential acquisition and technology licensing opportunities that may arise. Therefore, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.

     Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible given these two constraints. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers.

IMPACT OF YEAR 2000

     In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We expensed Year 2000 remediation costs as incurred. There were no significant incremental costs incurred. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the Year 2000 so that any latent Year 2000 matters that may arise are addressed promptly.

RECENT PRONOUNCEMENT

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, referred to as SAB 101. SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. We are currently in the process of evaluating SAB 101 and what effect it may have on our financial statements. Accordingly, we have not determined whether SAB 101 will have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including changes in interest rates and foreign currency exchange rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. A discussion of our accounting policies for financial instruments and further disclosures relating to financial institutions is included in the Summary of Significant Accounting Policies note in the Notes to Consolidated Financial Statements.

     Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents. We invest our excess cash primarily in demand deposits with United States banks and money market accounts and short-term securities. These securities, consisting of commercial paper and U.S. government agency securities, are carried at market value, which approximate cost, typically mature or are redeemable within 90 days, and bear minimal risk. We have not experienced any significant losses on the investments.

     We are exposed to changes in exchange rates primarily in the United Kingdom, Germany and Canada. All export sales, with the exception of sales into Canada, are denominated in U.S. dollars and bear no exchange rate risk. However, a strengthening of the US dollar could make our products less competitive in overseas markets. Gains and losses resulting from foreign currency transactions in Canada have historically been immaterial. Translation gains and losses related to our foreign subsidiaries in the United Kingdom and Germany are accumulated as a separate component of Stockholders' equity. Those gains and losses have historically been immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of Molecular Devices and financial statement schedules are attached to this report as pages F-1 through F-16.

     Financial Statements:

     - Report of Ernst & Young LLP, Independent Auditors

     - Consolidated Balance Sheets at December 31, 1999 and 1998

     - Consolidated Statements of Income for each of the three years in the period ended December 31, 1999

     - Consolidated Statement of Stockholders' Equity for the three years in the period ended December 31, 1999

     - Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

     - Notes to Consolidated Financial Statements

     Financial Statement Schedules:

        Schedule II -- Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors and Executive Officers may be found in the sections entitled "Proposal 1 -- Election of Directors," and "Executive Officers of the Company," respectively, appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on May 25, 2000 (the "Proxy Statement"). Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth in the Proxy Statement under the heading "Certain Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

     1. Financial Statements -- See Index to Consolidated Financial Statements as Item 8 on page 28 of this report.

     2. Financial Statement Schedules -- See Index to Consolidated Financial Statements as Item 8 on page 28 of this report.

     3. Exhibits

     EXHIBIT
     NUMBER                        DESCRIPTION OF DOCUMENT
     -------                       -----------------------
     2.1(1)      Form of Agreement and Plan of Merger between the Registrant and Molecular Devices Corporation, a California Corporation
     2.2(6)      Stock and Asset Purchase Agreement, dated as of May 17,
                 1999, among Molecular Devices Corporation, a Delaware
                 corporation, Helge Skare, Wiel Skare, Steinar Faanes and
                 Sten Skare, each an individual resident in Norway, Skatron
                 Instruments AS, a Norwegian company, and Skatron
                 Instruments, Inc., a Virginia corporation (the Disclosure
                 Schedule has been omitted as permitted pursuant to the rules and regulations of the Securities and Exchange Commission
                 ("SEC"), but will be furnished supplementally to the SEC
                 upon request)
     2.3(6)      Escrow Agreement, dated as of May 17, 1999, among Molecular
                 Devices Corporation, a Delaware corporation, Helge Skare,
                 Wiel Skare and Greater Bay Trust Company, as Escrow Agent.
     3.1(1)      Amended and Restated Certificate of Incorporation of
                 Registrant
     3.2(1)      Bylaws of the Registrant
     4.1(1)      Specimen Certificate of Common Stock of Registrant
     4.2(1)      Reference is made to Exhibits 3.1 through 3.2
    10.1(1)*     1988 Stock Option Plan
    10.2(1)*     Form of Incentive Stock Option under the 1988 Stock Option
                 Plan
    10.3(1)*     Form of Supplemental Stock Option under the 1988 Stock
                 Option Plan
    10.4(1)*     1995 Employee Stock Purchase Plan
    10.5(1)      1995 Non-Employee Directors' Stock Option Plan
    10.6(1)      Form of Nonstatutory Stock Option under the 1995
                 Non-Employee Directors' Stock Option Plan
    10.7(1)*     1995 Stock Option Plan
    10.8(1)*     Form of Incentive Stock Option under the 1995 Stock Option
                 Plan
    10.9(1)*     Form of Nonstatutory Stock Option under the 1995 Stock
                 Option Plan
    10.10(1)*    Form of Early Exercise Stock Purchase Agreement under the
                 1995 Stock Option Plan
    10.11(1)*    Form of Indemnity Agreement between the Registrant and its
                 Directors and Executive Officers
    10.12(1)*    Consulting Agreement dated July 20, 1988 by and between the
                 Registrant and Harden M. McConnell, Ph.D.
    10.13(1)     Lease Agreement dated January 17, 1994 by and between Aetna
                 Life Insurance Company and the Registrant
    10.18(3)     Reserved

     EXHIBIT
     NUMBER                        DESCRIPTION OF DOCUMENT
     -------                       -----------------------
    10.19(4)*    Key Employee Agreement for Joseph D. Keegan dated March 11,
                 1998 (as amended)
    10.20(5)     "Exclusive License and Technical Support Agreement" with
                 Affymax
    10.21(5)*    Employee Offer Letter for Tim Harkness
    10.22(5)*    Employee Offer Letter for Tony Lima
    10.23(5)*    Employee Offer Letter for John Senaldi
    10.24(7)     1995 Non-Employee Director's Stock Option Plan, as amended
    10.25(7)     1995 Stock Option Plan, as amended
    21.1         Subsidiaries of the Registrant
    23.1         Consent of Ernst & Young LLP, Independent Auditors
    27           Financial Data Schedule

---------------
(1) Incorporated by reference to the similarly described exhibit in our Registration statement on Form S-1 (File No. 33-98926), as amended.

(2) Incorporated by reference to the similarly described exhibit in our Form 8-K Current Report dated June 7, 1996, and filed June 21, 1996 (as amended August 31, 1996).

(3) Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Reported dated December 31, 1997 and filed March 26, 1998.

(4) Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 1998, and filed August 13, 1998.

(5) Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 1998, and filed November 13, 1998.

(6) Incorporated by reference to the similarly described exhibit in our current report on Form 8-K filed May 26, 1999.

(7) Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 1999 and filed August 10, 1999.

 *  Management contract or arrangement.

(b) Reports on Form 8-K

     A report on Form 8-K dated May 18, 1999 was filed on May 26, 1999.

(c) Exhibits

     See Item 14(a) above.

(d) Financial Statement Schedule

     See Item 14(a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2000.

                                          MOLECULAR DEVICES CORPORATION

                                          By:  /s/ JOSEPH D. KEEGAN, PH.D.
                                            ------------------------------------
                                                  Joseph D. Keegan, Ph.D.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
             /s/ JOSEPH D. KEEGAN, PH.D.                 President, Chief Executive     March 28, 2000
-----------------------------------------------------  Officer and Director (Principal
               Joseph D. Keegan, Ph.D.                       Executive Officer)

               /s/ TIMOTHY A. HARKNESS                   Vice President, Finance and    March 28, 2000
-----------------------------------------------------      Chief Financial Officer
                 Timothy A. Harkness                      (Principal Financial and
                                                             Accounting Officer)

                 /s/ MOSHE H. ALAFI                               Director              March 28, 2000
-----------------------------------------------------
                   Moshe H. Alafi

                /s/ DAVID L. ANDERSON                             Director              March 28, 2000
-----------------------------------------------------
                  David L. Anderson

                /s/ A. BLAINE BOWMAN                              Director              March 28, 2000
-----------------------------------------------------
                  A. Blaine Bowman

               /s/ PAUL GODDARD, PH.D.                            Director              March 28, 2000
-----------------------------------------------------
                 Paul Goddard, Ph.D.

                 /s/ ANDRE F. MARION                              Director              March 28, 2000
-----------------------------------------------------
                   Andre F. Marion

           /s/ HARDEN M. MCCONNELL, PH.D.                         Director              March 28, 2000
-----------------------------------------------------
             Harden M. McConnell, Ph.D.

              /s/ J. ALLAN WAITZ, PH.D.                           Director              March 28, 2000
-----------------------------------------------------
                J. Allan Waitz, Ph.D.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Molecular Devices Corporation

     We have audited the accompanying consolidated balance sheets of Molecular Devices Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molecular Devices Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
January 18, 2000

                         MOLECULAR DEVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $28,192    $32,689
  Accounts receivable net of allowance for doubtful accounts of $376 and $325 at December 31, 1999 and 1998,
     respectively...........................................   17,416     12,958
  Inventories...............................................    7,918      4,055
  Deferred tax asset........................................    2,465      1,630
  Other current assets......................................      721        688
                                                              -------    -------
          Total current assets..............................   56,712     52,020
Equipment and leasehold improvements, net...................    2,776      2,115
Other assets................................................    5,263        270
                                                              -------    -------
                                                              $64,751    $54,405
                                                              =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 2,624    $ 2,135
  Accrued compensation......................................    2,225      1,728
  Other accrued liabilities.................................    1,732      3,217
  Deferred revenue..........................................    1,386      1,502
                                                              -------    -------
          Total current liabilities.........................    7,967      8,582
Commitments
Stockholders' equity:
Preferred stock, no par value, issuable in series; 3,000,000 shares authorized, no shares issued and outstanding at
  December 31, 1999 and 1998, respectively..................       --         --
Common stock, $.001 par value; 30,000,000 shares authorized;
  9,661,960 and 9,476,062 shares issued and outstanding at
  December 31, 1999 and 1998, respectively..................       10          9
Additional paid-in capital..................................   44,661     42,391
Deferred compensation.......................................     (154)      (586)
Retained Earnings...........................................   12,740      4,235
Accumulated other comprehensive income......................     (473)      (226)
                                                              -------    -------
          Total stockholders' equity........................   56,784     45,823
                                                              -------    -------
                                                              $64,751    $54,405
                                                              =======    =======

                            See accompanying notes.

                         MOLECULAR DEVICES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
REVENUES....................................................  $61,985    $47,798    $38,286
COST OF REVENUES............................................   22,745     17,716     14,426
                                                              -------    -------    -------
GROSS MARGIN................................................   39,240     30,082     23,860
                                                              -------    -------    -------
OPERATING EXPENSES:
  Research and development..................................    7,363      5,686      4,721
  Write-off of acquired in-process research and
     development............................................    2,037        876         --
  Selling, general and administrative.......................   17,431     14,078     11,883
                                                              -------    -------    -------
          Total operating expenses..........................   26,831     20,640     16,604
                                                              -------    -------    -------
Income from operations......................................   12,409      9,442      7,256
Other income, net...........................................    1,421      1,584      1,220
                                                              -------    -------    -------
Income before income taxes..................................   13,830     11,026      8,476
Income tax provision........................................    5,325      4,245      3,174
                                                              -------    -------    -------
NET INCOME..................................................  $ 8,505    $ 6,781    $ 5,302
                                                              =======    =======    =======
Basic net income per share..................................  $  0.89    $  0.72    $  0.58
                                                              =======    =======    =======
Diluted net income per share................................  $  0.84    $  0.70    $  0.55
                                                              =======    =======    =======

                            See accompanying notes.

                         MOLECULAR DEVICES CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                              ACCUMULATED OTHER       TOTAL
                                         COMMON     ADDITIONAL        DEFERRED     RETAINED     COMPREHENSIVE     STOCKHOLDERS'
                                         STOCK    PAID-IN CAPITAL   COMPENSATION   EARNINGS        INCOME            EQUITY
                                         ------   ---------------   ------------   --------   -----------------   -------------
BALANCE AT DECEMBER 31, 1996...........     9          37,462           (401)       (7,848)            55             29,277
  Comprehensive income
    Net income.........................    --              --             --         5,302             --              5,302
    Currency translation...............    --              --             --            --           (255)              (255)
                                                                                                                     -------
         Total comprehensive income....                                                                                5,047
                                                                                                                     -------
  Issuance of 318,370 shares of common
    stock for options exercised........    --             933             --            --             --                933
  Issuance of 25,135 shares of common
    stock under Employee Stock Purchase
    Plan...............................    --             332             --            --             --                332
  Tax benefits from employee stock
    transactions.......................    --           1,706             --            --             --              1,706
  Amortization of deferred
    compensation.......................    --              --            122            --             --                122
  Reversal of deferred compensation for
    terminated employees...............    --            (131)           131            --             --                 --
                                           --         -------          -----       -------          -----            -------
BALANCE AT DECEMBER 31, 1997...........     9          40,302           (148)       (2,546)          (200)            37,417
  Comprehensive income
    Net income.........................    --              --             --         6,781             --              6,781
    Currency translation...............    --              --             --            --            (26)               (26)
                                                                                                                     -------
         Total comprehensive income....                                                                                6,755
                                                                                                                     -------
  Issuance of 111,666 shares of common
    stock for options exercised........    --             521             --            --             --                521
  Issuance of 19,984 shares of common
    stock under Employee Stock Purchase
    Plan...............................    --             309             --            --             --                309
  Tax benefits from employee stock
    transactions.......................    --             477             --            --             --                477
  Deferred Compensation................    --             782           (782)           --             --                 --
  Amortization of deferred
    compensation.......................    --              --            344            --             --                344
                                           --         -------          -----       -------          -----            -------
BALANCE AT DECEMBER 31, 1998...........     9          42,391           (586)        4,235           (226)            45,823
                                           ==         =======          =====       =======          =====            =======
  Comprehensive income
    Net income.........................    --              --             --         8,505             --              8,505
    Currency translation...............    --              --             --            --           (247)              (247)
                                                                                                                     -------
         Total comprehensive income....                                                                                8,258
                                                                                                                     -------
  Issuance of 144,752 shares of common
    stock for options exercised........     1           1,074             --            --             --              1,075
  Issuance of 19,898 shares of common
    stock under Employee Stock Purchase
    Plan...............................    --             380             --            --             --                380
  Tax benefits from employee stock
    transactions.......................    --             816             --            --             --                816
  Amortization of deferred
    compensation.......................    --              --            432            --             --                432
                                           --         -------          -----       -------          -----            -------
BALANCE AT DECEMBER 31, 1999...........    10         $44,661          $(154)      $12,740          $(473)           $56,784
                                           ==         =======          =====       =======          =====            =======

                            See accompanying notes.

                         MOLECULAR DEVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 8,505    $ 6,781    $ 5,302
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      928        753        729
  Loss on disposal of fixed assets..........................       --         --         31
  Charge for acquired in-process research and development...    2,037         --         --
  Amortization of deferred compensation.....................      432        344        122
  Amortization of goodwill and developed technology.........      196         --         --
  (Increase) decrease in assets:
     Accounts receivable....................................   (4,154)    (4,059)    (3,503)
     Inventories............................................   (3,350)      (590)      (995)
     Deferred tax asset.....................................     (835)       237      1,349
     Other current assets...................................      (15)      (566)        20
  Increase (decrease) in liabilities:
     Accounts payable.......................................      388        819       (617)
     Accrued compensation...................................      497        476        225
     Other accrued liabilities..............................     (522)     2,205      1,336
     Deferred revenue.......................................     (116)       494        412
                                                              -------    -------    -------
Net cash provided by operating activities...................    3,991      6,894      4,411
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................   (1,500)    (1,371)      (625)
Acquisition of Skatron Instruments AS, net of cash on
  hand......................................................   (7,118)        --         --
Other assets................................................     (472)      (102)        82
                                                              -------    -------    -------
Net cash used in investing activities.......................   (9,090)    (1,473)      (543)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of promissory notes...............................     (226)        --     (1,500)
Issuance of common stock....................................    1,075        521        933
                                                              -------    -------    -------
Net cash provided by (used in) financing activities.........      849        521       (567)
                                                              -------    -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................     (247)       (26)      (255)
                                                              -------    -------    -------
Net (decrease) increase in cash and cash equivalents........   (4,497)     5,916      3,046
Cash and cash equivalents at beginning of year..............   32,689     26,773     23,727
                                                              -------    -------    -------
Cash and cash equivalents at end of year....................   28,192     32,689     26,773
                                                              =======    =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
  Income taxes..............................................  $ 6,070    $ 2,932    $   472
                                                              =======    =======    =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Disposals of fully depreciated equipment and leasehold
  improvements..............................................  $   108    $    --    $    85
                                                              =======    =======    =======

                            See accompanying notes.

                         MOLECULAR DEVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Molecular Devices Corporation (the "Company"), a Delaware corporation, is principally involved in the design, development, manufacture, sale and service of bioanalytical measurement systems for life sciences applications. The principal markets for the Company's products include leading pharmaceutical and biotechnology companies as well as medical centers, universities, government research laboratories and other institutions throughout the world.

     The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiaries in Germany, the United Kingdom and Norway. All significant intercompany balances and transactions have been eliminated.

  New Accounting Standard

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, referred to as SAB 101. SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. We are currently in the process of evaluating SAB 101 and what effect it may have on our financial statements. Accordingly, we have not determined whether SAB 101 will have a material impact on our financial position or results of operations.

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

     The Company's investments at December 31, 1999 were comprised of short-term corporate and government and non-government debt instruments that are classified as cash equivalents. Due to the highly liquid nature of the Company's investments, the adjusted cost basis of the investments approximated fair value at December 31, 1999, and therefore unrealized gains or losses at that date were immaterial.

  Concentration of Credit Risk

     The Company sells its products primarily to corporations, academic institutions, government entities and distributors within the life sciences research market. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been historically within management's expectations.

                         MOLECULAR DEVICES CORPORATION

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

  Intangible Assets

     Other assets include primarily goodwill and various intangible assets, related to acquisition of Skatron in May 1999. These amounts are being amortized over a period not exceeding 15 years using the straight-line method. At December 31, 1999, gross intangible assets were $4,717,000 and related accumulated amortization was $196,000.

  Impairment of Long-Lived Assets

     The Company evaluates long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. There were no long-lived assets, which were considered to be impaired during all periods presented.

  Income Taxes

     Income taxes are accounted for under the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized in future.

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

  Advertising Costs

     The Company expenses the cost of advertising as incurred. The Company incurred advertising costs of approximately $886,000, $766,000 and $641,000 for 1999, 1998, and 1997, respectively.

                         MOLECULAR DEVICES CORPORATION

  Per Share Data

     Basic net income per share is computed based on the weighted average number of shares of the Company's common stock outstanding. Dilutive net income per share is computed based on the weighted average number of shares of the Company's common stock and other dilutive securities.

     Computation of earnings per share is as follows (in thousands except per share amounts):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999       1998      1997
                                                          -------    ------    ------
BASIC
Weighted average common shares outstanding for the
  period................................................    9,595     9,411     9,137
                                                          =======    ======    ======
Net Income..............................................  $ 8,505    $6,781    $5,302
                                                          =======    ======    ======
Net income per share....................................  $  0.89    $ 0.72    $ 0.58
                                                          =======    ======    ======
DILUTED
Weighted average common shares outstanding for the
  period................................................    9,595     9,411     9,137
Common equivalent shares assuming exercise of stock
  options under the treasury stock method...............      476       327       584
                                                          -------    ------    ------
Shares used in per share calculation....................   10,071     9,738     9,721
                                                          =======    ======    ======
Net income..............................................  $ 8,505    $6,781    $5,302
                                                          =======    ======    ======
Net income per share....................................  $  0.84    $ 0.70    $ 0.55
                                                          =======    ======    ======

     Options to purchase 102,000, 344,700 and 48,500 shares of common stock at weighted average per share prices of $31.57, $18.89 and $19.50 were outstanding during 1999, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share for those years as the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

  Stock Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company applies APB Opinion 25 and related Interpretations in accounting for its Stock Option Plans and, accordingly, recognizes no compensation expense for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant. Note 5 to the Consolidated Financial Statements contains a summary of the pro forma effects on reported net income and earnings per share for each of the three years in the period ended December 31, 1999, if the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS 123.

  401(K) Plan

     The Company's 401(k) Plan ("Plan") covers substantially all of its U.S. based employees. Under the Plan, eligible employees may contribute up to 25% of their eligible compensation, subject to certain internal Revenue Service restrictions. The Company began matching a portion of employee contributions in 1997, up to a maximum of 3% of each employee's eligible compensation. The match is effective December 31 of each year and vests over a period of five years of service. For the years ended December 31, 1999, 1998 and 1997, the Company provided approximately $158,000, $126,000 and $110,000, respectively, for the Company match under the Plan.

                         MOLECULAR DEVICES CORPORATION

  Comprehensive Income.

     Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income included unrealized gains or losses from the translation of the Company's foreign subsidiaries' financial statements, which are reported separately in Stockholders' Equity, to be included in other comprehensive income.

  Reclassifications

     Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 and 1999 presentation.

NOTE 2. BALANCE SHEET AMOUNTS

                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                               (IN THOUSANDS)
Inventories:
  Raw materials.............................................  $3,167    $1,793
  Work-in-process...........................................     548       602
  Finished goods and demonstration equipment................   4,203     1,660
                                                              ------    ------
                                                              $7,918    $4,055
                                                              ======    ======
Equipment and leasehold improvements:
  Machinery and equipment...................................  $7,117    $6,124
  Furniture and fixtures....................................     768       708
  Leasehold improvements....................................     991       566
                                                              ------    ------
                                                               8,876     7,398
Less accumulated depreciation and amortization..............   6,100     5,283
                                                              ------    ------
Net equipment and leasehold improvements....................  $2,776    $2,115
                                                              ======    ======
Other accrued liabilities:
  Accrued income tax........................................  $   --    $  867
  Sales tax payable.........................................     306       308
  License fees payable......................................      --       500
  Other.....................................................   1,426     1,542
                                                              ------    ------
                                                              $1,732    $3,217
                                                              ======    ======

NOTE 3. COMMITMENTS

     The Company's facilities are leased under noncancelable operating leases. The Company generally pays taxes, insurance and maintenance cost on leased facilities. Minimum annual rental commitments under these noncancelable operating leases for the years ended 2000, 2001, 2002, 2003, 2004 and thereafter, are approximately $1,875,000, $1,704,000, $1,150,000, $470,000,
$131,000 and $1,271,000, respectively.

     Net rental expense under operating leases related to the Company's facilities was approximately $664,000 for each of the three years in the period ended December 31, 1999.

     The Company has a contractual commitment for the purchase of certain resale products and manufacturing components with a vendor. The minimum purchase commitment for 2000, at current prices, is approximately $2,731,000. This purchase commitment is not expected to result in a loss.

                         MOLECULAR DEVICES CORPORATION

NOTE 4. ACQUISITIONS

     On May 17, 1999, the Company acquired all of the outstanding stock of Skatron Instruments AS, a Norwegian company ("Skatron") and certain assets from Skatron Instruments Inc., a Virginia corporation and wholly-owned subsidiary of Skatron, for a cash payment at closing of $7,118,000 (including $300,000 of acquisition related expenses). Skatron was principally involved in the design, development, manufacture and sale and service of a complete line of microwell plate washers. The acquisition was accounted for as a purchase and the total purchase price was allocated based on an independent appraisal as follows (in thousands):

Acquired developed technology and goodwill..................  $4,717
Acquired in-process research and development................   2,037
Net book value of acquired assets and liabilities which
  approximate fair value....................................     364
                                                              ------
          Total purchase price..............................  $7,118
                                                              ======

     The purchase price allocation resulted in a $2,037,000 charge related to the value of acquired in-process research and development in the second quarter of 1999. The value of acquired in-process research and development represents the appraised value of technology in the development stage that had not yet reached economic and technological feasibility. In reaching this determination, the Company used a present value net income approach and considered, among other factors, the stage of development of each product, the time and resources needed to complete each product, and expected income and associated risks. The developed technology, goodwill and other intangibles are being amortized over periods of up to 15 years, the estimated useful lives of these acquired assets. The results of Skatron are included in consolidated results of operation from May 18, 1999.

     Pro forma consolidated results for the Company had the acquisition been consummated January 1, 1998, excluding the charge for acquired in-process research and development recorded in 1999, are as follows (in thousands except per share amounts):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                1999           1998
                                                              ---------      ---------
Revenue.....................................................   $63,035        $52,049
Net Income..................................................   $ 9,751        $ 6,943
Diluted net income per share................................   $  0.97        $  0.71

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

     The $876,000 write-off of acquired in-process research and development during 1998 represented the entire amount of up-front consideration that was paid to Affymax as well as all related transaction costs associated with this technology license agreement. Based on the stage of development of this technology and the assessment of the time and resources needed to complete product development, the Company believed that the acquired technology had not yet reached economic or technological feasibility at the time of the agreement.

                         MOLECULAR DEVICES CORPORATION

NOTE 5. STOCKHOLDERS' EQUITY

  Stock Options

     Under the Company's 1995 Stock Option Plan ("1995 Plan"), a total of 1,750,000 shares of the Company's common stock have been reserved for issuance as either incentive or nonqualified stock options to officers, directors, employees and consultants of the Company. Option grants expire in ten years and generally become exercisable in increments over a period of four to five years from the date of grant. Options may be granted with different vesting terms from time to time.

     Under the Company's 1988 Stock Option Plan ("1988 Plan"), the Company was authorized to grant stock options for up to 1,000,000 shares with terms similar to those of the 1995 Plan. The 1988 Plan was terminated subsequent to the establishment of the 1995 Plan. Options that are not exercised which were outstanding under the 1988 Plan are reserved for future issuance under the 1995 Plan.

     In September 1995, the Company established the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, the Company is authorized to grant nonqualified stock options to purchase up to 347,500 shares of common stock at the fair market value of the common shares at the date of grant. Options granted under the Directors' Plan vest and become exercisable in three equal annual installments commencing one year from the date of the grant.

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

                                                            1999      1998      1997
                                                           ------    ------    ------
Net income as reported...................................  $8,505    $6,781    $5,302
Pro forma................................................   6,885     5,939     4,887
Basic net income per share as reported...................    0.89      0.72      0.58
Pro forma................................................    0.75      0.66      0.53
Diluted net income per share as reported.................    0.84      0.70      0.55
Pro forma................................................  $ 0.71    $ 0.64    $ 0.51

     The pro forma net income and net income per share disclosed above is not likely to be representative of the effects on net income and net income per share on a pro forma basis in future years, as subsequent years may include additional grants and years of vesting.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield................             0%
Expected stock price volatility........  50.68 - 66.3%
Risk-free interest rate................   5.38 - 7.56%
Expected life of options...............   3 - 5 years

                         MOLECULAR DEVICES CORPORATION

     Stock activity under the 1988 and 1995 Stock Option Plans and the Directors' Plan was as follows:

                                                   SHARES                          WEIGHTED
                                                AVAILABLE FOR      OPTIONS         AVERAGE
                                                FUTURE GRANT     OUTSTANDING    EXERCISE PRICE
                                                -------------    -----------    --------------
Balance December 31, 1996.....................      858,059         931,828         $ 4.14
  Granted.....................................     (323,250)        323,250          14.68
  Exercised...................................           --        (295,554)          2.94
  Cancelled...................................      165,790        (165,790)          7.55
                                                  ---------       ---------         ------
Balance December 31, 1997.....................      700,599         793,734           8.08
  Granted.....................................     (562,700)        562,700          17.16
  Exercised...................................           --        (111,666)          4.67
  Cancelled...................................      127,611        (127,611)         10.63
                                                  ---------       ---------         ------
Balance December 31, 1998.....................      265,510       1,117,157          12.68
  Authorized..................................    1,100,000              --             --
  Granted.....................................     (547,500)        547,500          27.56
  Exercised...................................           --        (144,752)          7.42
  Cancelled...................................       52,513         (52,513)         18.43
                                                  ---------       ---------         ------
Balance December 31, 1999.....................      870,523       1,467,392         $10.19
                                                  =========       =========         ======

     The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1999:

                        OPTIONS OUTSTANDING
                ------------------------------------    OPTIONS EXERCISABLE
                               WEIGHTED                ----------------------
                                AVERAGE     WEIGHTED                 WEIGHTED
                               REMAINING    AVERAGE                  AVERAGE
   RANGE OF       NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICE  OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------------  -----------   -----------   --------   -----------   --------
    $1.73           23,331        2.5        $ 1.73       23,331      $ 1.73
    $3.00           61,583        4.9        $ 3.00       56,930      $ 3.00
    $5.25          150,440        5.7        $ 5.25      137,815      $ 5.25
 $8.0 - $12.0       23,850        6.6        $ 8.17       12,750      $ 8.24
$13.38 - $19.50    682,063        8.3        $16.83      196,675      $16.62
$26.63 - $35.25    526,125        9.4        $27.61        2,875      $27.00
                 ---------        ---        ------      -------      ------
$1.73 - $35.25..  1,467,392       8.2        $18.55      430,376      $10.19
                 =========        ===        ======      =======      ======

  Deferred Compensation

     For options granted in September 1995, the Company recognized $578,000 as deferred compensation for the excess of the deemed value for accounting purposes of the common stock issuable on exercise of such options over the aggregate exercise price of such options. The deferred compensation expense is being amortized ratably over the vesting period of the options, generally 3 - 5 years. Additionally, $131,000 of unvested deferred compensation was reversed in 1997 due to employee termination.

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

                         MOLECULAR DEVICES CORPORATION

  Employee Stock Purchase Plan

     Under the Employee Stock Purchase Plan (the "Purchase Plan") 200,000 shares of common stock have been authorized for issuance. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant or purchase date. As of December 31, 1999, 93,886 shares remained available for purchase.

     NOTE 6. INCOME TAXES

     The components of the provisions for income taxes consist of the following:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Current:
  Federal................................................  $4,905    $2,671    $1,227
  State..................................................     861       756       350
  Foreign................................................     394       581       248
                                                           ------    ------    ------
                                                           $6,160    $4,008    $1,825
Deferred:
  Federal................................................  $ (603)   $  401    $  969
  State..................................................    (232)     (164)      380
  Foreign................................................      --        --        --
                                                           ------    ------    ------
                                                           $ (835)   $  237    $1,349
                                                           ------    ------    ------
                                                           $5,325    $4,245    $3,174
                                                           ======    ======    ======

     The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate to income before income taxes. The source and tax effects of the differences are as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1999       1998       1997
                                                         -------    -------    ------
                                                                (IN THOUSANDS)
Income before provisions for income taxes..............  $13,830    $11,026    $8,476
Income tax at statutory federal rate (35%).............    4,841      3,859     2,967
State income tax, net of federal benefit...............      409        391       360
Foreign losses not currently benefitted................       --         90       152
Foreign sales corp.....................................     (243)      (173)     (168)
Research and development credits.......................     (150)        --        --
Other..................................................      468         78      (137)
                                                         -------    -------    ------
                                                         $ 5,325    $ 4,245    $3,174
                                                         =======    =======    ======

     Foreign pretax income was $582,000, $1,470,000 and $360,000 in 1999, 1998 and 1997, respectively.

                         MOLECULAR DEVICES CORPORATION

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Non-deductible reserves...................................  $  840    $  657
  Warranty and accrued expenses.............................     408       589
  Net undistributed profits of foreign subsidiaries.........      21       141
  Foreign loss carryforwards................................     869       530
  Other.....................................................   1,196       243
  Valuation allowance.......................................    (869)     (530)
                                                              ------    ------
          Total deferred tax assets.........................  $2,465    $1,630
                                                              ======    ======

     The net valuation allowance increased by $90,000 for the year ended 1997.

     As of December 31, 1999, the Company has fully utilized federal research and development tax credit carryforwards.

NOTE 7. INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

     The Company operates in a single industry segment; the design, development, manufacture, sale and service of bioanalytical measurement systems for life sciences applications.

     Foreign operations of European subsidiaries consist of sales, service and distribution. Intercompany transfers between geographic areas are accounted for at prices that approximate those negotiated in arm's-length transactions. Summarized data for the Company's domestic and international operations was as follows (in thousands):

                                           UNITED                ADJUSTMENTS
                                           STATES    EUROPE    AND ELIMINATIONS    TOTAL
                                           ------    ------    ----------------    ------
                                                           (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999
  Revenues...............................  57,668    14,984        (10,667)        61,985
  Income from operations.................  11,513     1,209           (313)        12,409
  Identifiable assets....................  63,541     9,117         (7,907)        64,751
YEAR ENDED DECEMBER 31, 1998
  Revenues...............................  43,564    10,540         (6,306)        47,798
  Income from operations.................   7,965     1,429             48          9,442
  Identifiable assets....................  53,187     5,567         (4,349)        54,405
YEAR ENDED DECEMBER 31, 1997
  Revenues...............................  35,640     6,752         (4,106)        38,286
  Income from operations.................   7,047       374           (165)         7,256
  Identifiable assets....................  42,939     4,318         (4,466)        42,791

                         MOLECULAR DEVICES CORPORATION

     Consolidated revenue from the Company's product lines was as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Maxline...............................................  $35,127    $25,028    $21,108
Cell Analysis.........................................   23,260     16,498     12,790
Threshold.............................................    3,598      6,272      4,388
                                                        -------    -------    -------
          Total revenues..............................  $61,985    $47,798    $38,286
                                                        =======    =======    =======

     Sources of consolidated revenue from significant geographic regions were as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
North America.........................................  $39,983    $29,363    $24,671
Europe................................................   16,847     13,821      9,206
Rest of World.........................................    5,155      4,614      4,409
                                                        -------    -------    -------
          Total revenues..............................  $61,985    $47,798    $38,286
                                                        =======    =======    =======

NOTE 8. COMPARATIVE QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is as follows:

                                               FIRST     SECOND      THIRD     FOURTH
                                              -------    -------    -------    -------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1999
  Revenues..................................  $13,507    $14,801    $15,818    $17,859
  Gross margin..............................    8,243      9,518     10,099     11,380
  Net income................................    1,974      1,121(1)   2,387      3,023
  Basic net income per share................     0.21       0.12       0.25       0.31
  Diluted net income per share..............     0.20       0.11       0.24       0.30
FISCAL 1998
  Revenues..................................  $10,346    $11,867    $11,901    $13,684
  Gross margin..............................    6,633      7,357      7,477      8,615
  Net income................................    1,414      1,898      1,355      2,114
  Basic net income per share................     0.15       0.20       0.14       0.22
  Diluted net income per share..............     0.15       0.20       0.14       0.22

---------------
(1) Includes a charge of approximately $2 million for the write-off of acquired in-process research and development related to the acquisition of Skatron.

                         MOLECULAR DEVICES CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                  BALANCE AT                                BALANCE AT
                                                  BEGINNING     CHARGED TO                     END
                  DESCRIPTION                      OF YEAR        COSTS       DEDUCTIONS     OF YEAR
                  -----------                     ----------    ----------    ----------    ----------
Allowance for doubtful accounts receivable for
  the year ended December 31, 1997:.............     196            --           (16)          180
Allowance for doubtful accounts receivable for
  the year ended December 31, 1998:.............     180           155           (10)          325
Allowance for doubtful accounts receivable for
  the year ended December 31, 1999:.............     325            51             0           376

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                        DESCRIPTION OF DOCUMENT
     -------                       -----------------------
     2.1(1)      Form of Agreement and Plan of Merger between the Registrant and Molecular Devices Corporation, a California Corporation
     2.2(6)      Stock and Asset Purchase Agreement, dated as of May 17,
                 1999, among Molecular Devices Corporation, a Delaware
                 corporation, Helge Skare, Wiel Skare, Steinar Faanes and
                 Sten Skare, each an individual resident in Norway, Skatron
                 Instruments AS, a Norwegian company, and Skatron
                 Instruments, Inc., a Virginia corporation (the Disclosure
                 Schedule has been omitted as permitted pursuant to the rules and regulations of the Securities and Exchange Commission
                 ("SEC"), but will be furnished supplementally to the SEC
                 upon request)
     2.3(6)      Escrow Agreement, dated as of May 17, 1999, among Molecular
                 Devices Corporation, a Delaware corporation, Helge Skare,
                 Wiel Skare and Greater Bay Trust Company, as Escrow Agent.
     3.1(1)      Amended and Restated Certificate of Incorporation of
                 Registrant
     3.2(1)      Bylaws of the Registrant
     4.1(1)      Specimen Certificate of Common Stock of Registrant
     4.2(1)      Reference is made to Exhibits 3.1 through 3.2
    10.1(1)*     1988 Stock Option Plan
    10.2(1)*     Form of Incentive Stock Option under the 1988 Stock Option
                 Plan
    10.3(1)*     Form of Supplemental Stock Option under the 1988 Stock
                 Option Plan
    10.4(1)*     1995 Employee Stock Purchase Plan
    10.5(1)      1995 Non-Employee Directors' Stock Option Plan
    10.6(1)      Form of Nonstatutory Stock Option under the 1995
                 Non-Employee Directors' Stock Option Plan
    10.7(1)*     1995 Stock Option Plan
    10.8(1)*     Form of Incentive Stock Option under the 1995 Stock Option
                 Plan
    10.9(1)*     Form of Nonstatutory Stock Option under the 1995 Stock
                 Option Plan
    10.10(1)*    Form of Early Exercise Stock Purchase Agreement under the
                 1995 Stock Option Plan
    10.11(1)*    Form of Indemnity Agreement between the Registrant and its
                 Directors and Executive Officers
    10.12(1)*    Consulting Agreement dated July 20, 1988 by and between the
                 Registrant and Harden M. McConnell, Ph.D.
    10.13(1)     Lease Agreement dated January 17, 1994 by and between Aetna
                 Life Insurance Company and the Registrant
    10.18(3)     Reserved
    10.19(4)*    Key Employee Agreement for Joseph D. Keegan dated March 11,
                 1998 (as amended)
    10.20(5)     "Exclusive License and Technical Support Agreement" with
                 Affymax
    10.21(5)*    Employee Offer Letter for Tim Harkness
    10.22(5)*    Employee Offer Letter for Tony Lima
    10.23(5)*    Employee Offer Letter for John Senaldi
    10.24(7)     1995 Non-Employee Director's Stock Option Plan, as amended
    10.25(7)     1995 Stock Option Plan, as amended
    21.1         Subsidiaries of the Registrant

     EXHIBIT
     NUMBER                        DESCRIPTION OF DOCUMENT
     -------                       -----------------------
    23.1         Consent of Ernst & Young LLP, Independent Auditors
    27           Financial Data Schedule

---------------
(1) Incorporated by reference to the similarly described exhibit in our Registration statement on Form S-1 (File No. 33-98926), as amended.

(2) Incorporated by reference to the similarly described exhibit in our Form 8-K Current Report dated June 7, 1996, and filed June 21, 1996 (as amended August 31, 1996).

(3) Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Reported dated December 31, 1997 and filed March 26, 1998.

(4) Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 1998, and filed August 13, 1998.

(5) Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 1998, and filed November 13, 1998.

(6) Incorporated by reference to the similarly described exhibit in our current report on Form 8-K filed May 26, 1999.

(7) Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 1999 and filed August 10, 1999.

 *  Management contract or arrangement.

(b) Reports on Form 8-K

     A report on Form 8-K dated May 18, 1999 was filed on May 26, 1999.

(c) Exhibits

     See Item 14(a) above.

(d) Financial Statement Schedule

     See Item 14(a) above.