Form 10-Q
period 2000-03-31
MOLECULAR DEVICES CORP
filed 2000-05-15
CIK 1003113

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________

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

                                YES  X    NO
                                    ---      ---
As of May 11, 2000, 9,752,778 shares of the Registrant's Common Stock were outstanding.

                          MOLECULAR DEVICES CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX


                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEETS
           March 31, 2000 and December 31, 1999 ..............................................   3

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           Three Months Ended March 31, 2000 and 1999 ........................................   4

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three Months Ended March 31, 2000 and 1999 ........................................   5

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ..............................   6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ...............................................   8

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK .................................................................  20



PART II.   OTHER INFORMATION

           ITEM 1.   LEGAL PROCEEDINGS .......................................................  22

           ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ...............................  22

           ITEM 3.   DEFAULTS UPON SENIOR SECURITIES .........................................  22

           ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS ........................................................  22

           ITEM 5.   OTHER INFORMATION .......................................................  22

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ........................................  22

SIGNATURE ....................................................................................  23

                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                          MOLECULAR DEVICES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                          March 31,       December 31,
                                                            2000              1999
                                                          ---------       ------------
ASSETS:                                                  (unaudited)
  Current assets:
    Cash and cash equivalents                              $27,467          $28,192
    Accounts receivable, net                                18,688           17,416
    Inventories                                              9,632            7,918
    Deferred tax asset                                       2,465            2,465
    Other current assets                                       816              721
                                                           -------          -------
      Total current assets                                  59,068           56,712

    Equipment and leasehold  improvements, net               4,527            2,776
    Other assets                                             6,467            5,263
                                                           -------          -------
                                                           $70,062          $64,751
                                                           =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                       $ 4,231          $ 2,624
    Accrued liabilities                                      4,419            3,957
    Deferred revenue                                         1,338            1,386
                                                           -------          -------
      Total current liabilities                              9,988            7,967

  Stockholders' equity:
  Preferred stock, no par value; 3,000,000 authorized
    no shares issued or outstanding                           --               --
  Common stock, $.001 par value; 30,000,000
    shares authorized; 9,745,251 and 9,661,960
    shares issued and outstanding at March 31, 2000
    and December 31, 1999, respectively                         10               10
  Additional paid-in capital                                45,454           44,661
  Deferred compensation                                        (46)            (154)
  Retained Earnings                                         15,344           12,740
  Accumulated other comprehensive loss                        (688)            (473)
                                                           -------          -------
      Total stockholders' equity                            60,074           56,784
                                                           -------          -------
                                                           $70,062          $64,751
                                                           =======          =======

        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                               2000       1999
                                                             -------     -------
REVENUES                                                     $17,068     $13,507

COST OF REVENUES                                               6,250       5,264
                                                             -------     -------

GROSS MARGIN                                                  10,818       8,243
                                                             -------     -------

OPERATING EXPENSES:
  Research and development                                     1,888       1,590
  Selling, general and administrative                          5,083       3,865
                                                             -------     -------

    Total operating expenses                                   6,971       5,455
                                                             -------     -------

INCOME FROM OPERATIONS                                         3,847       2,788
Other income, net                                                387         421
                                                             -------     -------

INCOME BEFORE TAXES                                            4,234       3,209
Income tax provision                                           1,630       1,235
                                                             -------     -------

NET INCOME                                                   $ 2,604     $ 1,974
                                                             =======     =======

BASIC  NET INCOME PER SHARE                                  $  0.27     $  0.21
                                                             =======     =======

DILUTED NET INCOME PER SHARE                                 $  0.25     $  0.20
                                                             =======     =======

SHARES USED IN COMPUTING BASIC NET INCOME PER SHARE            9,706       9,528
                                                             =======     =======

SHARES USED IN COMPUTING DILUTED NET INCOME PER SHARE         10,596       9,963
                                                             =======     =======

        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                            2000         1999
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 2,604     $ 1,974
Adjustments to reconcile net income to net
  cash used in operating activities:
    Depreciation and amortization                              299         189
    Amortization of deferred compensation                      109         108
    Amortization of goodwill and developed technology           79        --
      (Increase) decrease in assets:
        Accounts receivable                                 (1,272)        (34)
        Inventories                                         (1,714)       (518)
        Deferred tax asset                                    --          (450)
        Other current assets                                   (95)         94
    Increase (decrease) in liabilities:
        Accounts payable                                     1,606         727
        Accrued liabilities                                    462      (1,051)
        Deferred revenue                                       (48)         80
                                                           -------     -------
Net cash provided by operating activities                    2,030       1,119
                                                           -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                        (2,050)         12
Other assets                                                (1,283)        (89)
                                                           -------     -------
Net cash used in investing activities                       (3,333)        (77)
                                                           -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net                                  793         377
                                                           -------     -------
Net cash provided by  financing activities                     793         377
                                                           -------     -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH:                      (215)       (161)
                                                           -------     -------

Net increase (decrease) in cash and cash equivalents          (725)      1,258
Cash and cash equivalents at beginning of period            28,192      32,689
                                                           -------     -------
Cash and cash equivalents at end of period                 $27,467     $33,947
                                                           =======     =======

        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at December 31, 1999 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, for the fiscal year ended December 31, 1999, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 28, 2000.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENT

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, referred to as SAB 101. SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition. We are currently in the process of evaluating SAB 101 and what effect it may have on our financial statements. Accordingly, we have not determined whether SAB 101 will have a material impact on our financial position or results of operations. In the event that the implementation of SAB 101 requires us to report a change in accounting principles related to our revenue recognition policy, we would be required to report such change no later than the quarter ending June 30, 2000.

NOTE 3.  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 requires unrealized gains or losses on our foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive income was approximately $2.5 million and $1.9 million for the three-month periods ended March 31, 2000 and 1999, respectively.

NOTE 4. INVENTORIES

Inventories consist of (in thousands):

                                            March 31, 2000    December 31, 1999
                                            --------------    -----------------
                                             (unaudited)
Finished goods                                 $3,528              $3,167
Work in process                                 1,764                 548
Raw materials and subassemblies                 4,340               4,203
                                               -------             -------
                                               $9,632              $7,918
                                               =======             =======

NOTE 5. NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of shares of common stock outstanding and diluted net income per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from outstanding stock options (using the treasury stock method). Computation of earnings per share is as follows (in thousands, except per share amounts):

                                                                  Three Months Ended
                                                                       March 31,
                                                                  -------------------
                                                                    2000        1999
                                                                  -------      ------
                                                                       (unaudited)
Net Income                                                        $ 2,604      $1,974
                                                                  =======      ======

Denominator for basic EPS - weighted average common shares
outstanding                                                         9,706       9,528

Effect of dilutive securities - employee stock options                890         435
                                                                  -------      ------

Denominator for diluted EPS - weighted average common shares
outstanding plus dilutive securities                               10,596       9,963
                                                                  =======      ======

BASIC NET INCOME PER SHARE                                        $  0.27      $ 0.21
                                                                  =======      ======

DILUTED NET INCOME PER SHARE                                      $  0.25      $ 0.20
                                                                  =======      ======

NOTE 6.  SECONDARY OFFERING

We have filed a registration statement with the SEC for a proposed public offering of 1,600,000 shares of Common Stock, including shares to be offered by us and a selling stockholder. This registration statement has not yet become effective.

                          MOLECULAR DEVICES CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains "forward-looking statements" that involve risks and uncertainties. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of Molecular Devices Corporation to differ materially from those indicated by these forward-looking statements including, among others, those discussed below and under the caption "Factors that May Affect Future Results," as well as those identified in our Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the SEC on March 28, 2000.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 contained in our Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the SEC on March 28, 2000. The results for the first quarter of 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

Results of Operations - Three months ended March 31, 2000 and 1999

REVENUES. Revenues for the first quarter of 2000 increased 26% to $17.1 million from $13.5 million in the first quarter of 1999. Our MAXline and Cell Analysis product families both generated increased levels of revenue while our Threshold product family revenues decreased slightly period to period. MAXline revenues increased due primarily to the strength of our new SPECTRAmax products introduced in the first quarter of 2000 (the SPECTRAmax PLUS 384 and Gemini XS) as well as to our Skatron liquid handling product line acquired during the second quarter of 1999. Cell Analysis revenues increased primarily due to the continued worldwide strength of our FLIPR products, primarily the FLIPR 384. Increased volume of these Cell Analysis products was partially offset by a steep decline in volume of our Cytosensor products period to period.

GROSS MARGIN. Our gross margins improved from 61.0% in the first quarter of 1999 to 63.4% in the first quarter of 2000. This increased margin performance was primarily due to increased sales of higher margin SPECTRAmax and FLIPR products discussed above.

RESEARCH AND DEVELOPMENT. Research and development spending for the first quarter of 2000 increased 19% to $1.9 million (11.1% of revenues) from $1.6 million (11.8% of revenues). This increased spending was primarily the result of additional personnel required to support the development of new products and product line extensions.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the first quarter of 2000 increased 32% to $5.1 million (29.8% of revenues) from $3.9 million (28.6% of revenues). This increased spending is primarily the result of additional expenditures on marketing, sales and service related activities, most notably additional personnel, as we continued our efforts to expand worldwide market coverage.

OTHER INCOME (NET). Net other income for the first quarter of 2000 decreased by 8% to $387,000 from $421,000 due to a decreased average cash balance period to period as a result of the Skatron acquisition in the second quarter of 1999.

INCOME TAX PROVISION. We recorded income tax provisions of $1.6 million for the first quarter of 2000 and $1.2 million for the first quarter of 1999 based on an effective tax rate of 38.5%.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $27.5 million at March 31, 2000 compared to $28.2 million at December 31, 1999. We have typically financed our operations primarily from cash flows provided by operating activities which contributed $2 million during the first quarter of 2000. Additionally, $793,000 was provided by financing activities during the quarter, all of which was related to stock option exercises. These two sources of cash were offset by $3.3 million used during the quarter in investing activities. The cash flow from operations was primarily a function of our earnings and increased accounts payable partially offset by short-term working capital needs for accounts receivables and inventory. The cash used in investing activities was primarily due to: (1) $2 million spent on capital expenditures as a result of our facilities expansion in Sunnyvale, California and, (2) $1.3 million invested in other assets, primarily $1.1 million invested in a company developing a new technology.

We believe that our existing cash and investment securities and anticipated cash flow from our operations will be sufficient to support our current operating plan for the foreseeable future. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:

o   the progress of our research and development;

o   the number and scope of our research programs;

o   market acceptance and demand for our products;

o the costs that may be involved in enforcing our patent claims and other intellectual property rights;

o   potential acquisition and technology licensing opportunities;

o   manufacturing capacity requirements; and

o the costs of expanding our sales, marketing and distribution capabilities both in the United States and abroad.

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

RECENT ACCOUNTING PRONOUNCEMENT

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, referred to as SAB 101. SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition. We are currently in the process of evaluating SAB 101 and what effect it may have on our financial statements. Accordingly, we have not determined whether SAB 101 will have a material impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

WE MUST EXPEND A SIGNIFICANT AMOUNT OF TIME AND RESOURCES TO DEVELOP NEW PRODUCTS AND IF THESE PRODUCTS DO NOT ACHIEVE COMMERCIAL ACCEPTANCE, OUR OPERATING RESULTS MAY SUFFER.

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

THE RECENT ISSUANCE BY THE SEC OF AN ACCOUNTING BULLETIN RELATED TO REVENUE RECOGNITION, SAB 101, MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL PERFORMANCE.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, referred to as SAB 101. SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are currently in the process of evaluating SAB 101 and what effect it may have on our financial statements. Accordingly, we have not determined whether SAB 101 will have a material impact on our financial position or results of operations. In the event that the implementation of SAB 101 requires us to report a change in accounting principles related to our revenue recognition policy, we would be required to report such change no later than the quarter ending June 30, 2000. In addition to other uncertain risks related to SAB 101, it is possible that SAB 101 will result in increased fluctuations in our quarterly operating results and increase the likelihood that we may fail to meet the expectations of securities analysts for any period.

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

We rely on patents to protect a large part of our intellectual property and our competitive position. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. Litigation may be necessary to:

o   assert claims of infringement;

o   enforce our patents;

o   protect our trade secrets or know-how; or

o determine the enforceability, scope and validity of the proprietary rights of others.

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

The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

o the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

o the claims of any patents which are issued may not provide meaningful protection;

o we may not be able to develop additional proprietary technologies that are patentable;

o the patents licensed or issued to us or our customers may not provide a competitive advantage;

o other companies may challenge patents licensed or issued to us or our customers;

o   patents issued to other companies may harm our ability to do business;

o other companies may independently develop similar or alternative technologies or duplicate our technologies; and

o other companies may design around technologies we have licensed or developed.

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

Our reliance on a sole or a limited group of suppliers involves several risks, including the following:

o   we may be unable to obtain an adequate supply of required components;

o we have reduced control over pricing and the timely delivery of components and subassemblies; and

o our suppliers may be unable to develop technologically advanced products to support our growth and development of new systems.

For example, we currently rely on a single supplier of disposable plastic tips used with our FLIPR384 system, and we have in the past experienced delays and customer dissatisfaction due to our supplier's inability to deliver an adequate supply of tips. We cannot predict whether we will encounter additional similar delays in the future. Our current supplier and known potential alternative suppliers of disposable plastic tips used with our FLIPR384 system are our competitors.

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

As we develop new products, we must transition the manufacture of a new product from the development stage to commercial manufacturing. We have only recently transitioned GEMINI XS and SPECTRAmax PLUS384 from the development stage to commercial manufacturing, and we have only recently begun the transition process for the CLIPR system. We cannot predict whether we will be able to complete these transitions on a timely basis and with commercially reasonable costs. We cannot assure you that manufacturing or quality control problems will not arise as we attempt to scale-up our production for any future new products or that we can scale-up manufacturing and quality control in a timely manner or at commercially reasonable costs. If we are unable to consistently manufacture our products on a timely basis because of these or other factors, our product sales will decline.

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

Our reliance on international sales and operations exposes us to foreign political and economic risks, including:

o   political, social and economic instability;

o   trade restrictions and changes in tariffs;

o   import and export license requirements and restrictions;

o   difficulties in staffing and managing international operations;

o   disruptions in international transport or delivery;

o   difficulties in collecting receivables; and

o   potentially adverse tax consequences.

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

OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE SHAREHOLDERS TO LOSE A SUBSTANTIAL PART OF THEIR INVESTMENT IN OUR STOCK.

The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. Over the last twelve months, our stock price has ranged from $23.25 to $122.35. Our stock price could decline regardless of our actual operating performance, and shareholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for shareholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

THE MARKET PRICE OF OUR COMMON STOCK WILL LIKELY FLUCTUATE IN RESPONSE TO A NUMBER OF FACTORS, INCLUDING THE FOLLOWING:

o   our failure to meet the performance estimates of securities analysts;

o changes in financial estimates of our revenues and operating results or buy/sell recommendations by securities analysts;

o the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof; and

o   general stock market conditions, other economic or external factors.

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

OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN OUR FORWARD-LOOKING STATEMENTS.

This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. When used in this report, you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should," "will" and the negative of these terms or other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of many factors, including those set forth here under "Factors That May Affect Future Results" and elsewhere in this report.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in interest rates and foreign currency exchange rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. A discussion of our accounting policies for financial instruments and further disclosures relating to financial institutions is included in the Summary of Significant Accounting Policies note in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents. We invest our excess cash primarily in demand deposits with United States banks and money market accounts and short-term securities. These securities, consisting of commercial paper and U.S. government agency securities, are carried at market value, which approximate cost, typically mature or are redeemable within 90 days, and bear minimal valuation risk. We have not experienced any significant losses on these investments.

We are exposed to changes in exchange rates primarily in the United Kingdom, Germany and Canada. All export sales, with the exception of sales into Canada, are denominated in U.S. dollars and bear no exchange rate risk. However, a strengthening of the U.S. dollar could make our products less competitive in overseas markets. Gains and losses resulting from foreign currency transactions in Canada have historically been immaterial. Translation gains and losses related to our foreign subsidiaries in the United Kingdom and Germany are accumulated as a separate component of Stockholder's equity. Those gains and losses have historically been immaterial.

                          MOLECULAR DEVICES CORPORATION

                           PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


We entered into employment arrangements with each of Dr. Joseph D. Keegan, Mr. Timothy A. Harkness and Mr. John S. Senaldi pursuant to which we are obligated to issue to each such officer shares of Molecular Devices Corporation Common Stock in exchange for services rendered. As a result of these arrangements, we issued shares of our Common Stock to these officers on the dates and amounts indicated below in reliance on the exemption from registration afforded by
Section 4(2) of the Securities Act of 1993, as amended.

                                     Number of Shares     Date of Issue
                                     ----------------     -------------
        Dr. Keegan                          3,750           03/31/00
        Mr. Harkness                        1,250           01/09/00
        Mr. Senaldi                           312           02/06/00


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        27.1   Financial Data Schedule

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by us during the quarter ended March 31, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MOLECULAR DEVICES CORPORATION


                                    By:   /s/ Timothy A. Harkness
                                          --------------------------------------
                                          Vice President, Finance and Chief
                                          Financial Officer
                                          (Duly Authorized and Principal
                                          Financial and Accounting Officer)

                                    Date: May 15, 2000

                               INDEX TO EXHIBITS

       Exhibit
       Number       Description
       -------      -----------
        27.1        Financial Data Schedule