Form 10-Q
period 2000-06-30
MOLECULAR DEVICES CORP
filed 2000-08-11
CIK 1003113

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from _______________ to _______________

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

                               YES [X]    NO  [ ]

As of August 9, 2000, 11,513,588 shares of the Registrant's Common Stock were outstanding.

                          MOLECULAR DEVICES CORPORATION

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                                               PAGE
                                                                                              NUMBER
                                                                                              -------

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEETS
           June 30, 2000 and December 31, 1999................................................   3

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           Three and Six Months Ended June 30, 2000 and 1999..................................   4

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Six Months Ended June 30, 2000 and 1999............................................   5

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...............................   6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................................   9

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK..................................................................  21



PART II.   OTHER INFORMATION

           ITEM 1.   LEGAL PROCEEDINGS .......................................................  22

           ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS................................  22

           ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..........................................  22

           ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS.........................................................  22

           ITEM 5.   OTHER INFORMATION........................................................  23

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.........................................  23

SIGNATURE            ........................................................................   24


                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                          MOLECULAR DEVICES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                           June 30,      December 31,
                                                             2000            1999
                                                          ---------       ---------
                                                         (unaudited)      (Note 1)
ASSETS:
 Current assets:
  Cash and cash equivalents                               $  73,392       $  28,192
  Short-term investments                                     17,591               -
  Accounts receivable, net                                   19,842          17,416
  Inventories                                                 9,998           7,918
  Deferred tax asset                                          2,465           2,465
  Other current assets                                        1,229             721
                                                          ---------       ---------
    Total current assets                                    124,517          56,712

Equipment and leasehold  improvements, net                    6,332           2,776
Intangible and other assets                                   6,351           5,263
                                                          ---------       ---------
                                                          $ 137,200       $  64,751
                                                          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                        $   4,566       $   2,624
  Accrued liabilities                                         5,903           3,957
  Deferred revenue                                            1,453           1,386
                                                          ---------       ---------
    Total current liabilities                                11,922           7,967

Stockholders' equity:
 Preferred stock, no par value; 3,000,000 authorized
   no shares issued or outstanding                                -               -
 Common stock, $.001 par value; 30,000,000 shares
  authorized; 11,501,673 and 9,661,960
  shares issued and outstanding, at June 30, 2000
  and December 31, 1999, respectively                            11              10
 Additional paid-in capital                                 107,495          44,661
 Retained earnings                                           18,772          12,740
 Deferred compensation                                          (10)           (154)
 Accumulated other comprehensive loss                          (990)           (473)
                                                          ---------       ---------
    Total stockholders' equity                              125,278          56,784
                                                          ---------       ---------
                                                          $ 137,200       $  64,751
                                                          =========       =========



    The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                              Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                             2000           1999           2000           1999
                                                           --------       --------       --------       --------
REVENUES                                                   $ 20,307       $ 14,801       $ 37,375       $ 28,308

COST OF REVENUES                                              7,703          5,283         13,953         10,547
                                                           --------       --------       --------       --------
GROSS MARGIN                                                 12,604          9,518         23,422         17,761
                                                           --------       --------       --------       --------

OPERATING EXPENSES:
  Research and development                                    2,165          1,780          4,052          3,369
  Write-off of acquired in-process research &
    development                                                   -          2,037              -          2,037
  Selling, general and administrative                         5,601          4,225         10,685          8,091
                                                           --------       --------       --------       --------
    Total operating expenses                                  7,766          8,042         14,737         13,497
                                                           --------       --------       --------       --------
INCOME FROM OPERATIONS                                        4,838          1,476          8,685          4,264
Other income, net                                               736            347          1,123            768
                                                           --------       --------       --------       --------
INCOME BEFORE INCOME TAXES                                    5,574          1,823          9,808          5,032
Income tax provision                                         (2,146)          (702)        (3,776)        (1,938)
                                                           --------       --------       --------       --------
NET INCOME                                                 $  3,428       $  1,121       $  6,032       $  3,094
                                                           ========       ========       ========       ========
BASIC NET INCOME PER SHARE                                 $   0.33       $   0.12       $   0.60       $   0.32
                                                           ========       ========       ========       ========
DILUTED NET INCOME PER SHARE                               $   0.31       $   0.11       $   0.56       $   0.31
                                                           ========       ========       ========       ========
SHARES USED IN COMPUTING BASIC NET INCOME PER SHARE          10,344          9,566         10,023          9,549
                                                           ========       ========       ========       ========
SHARES USED IN COMPUTING DILUTED NET INCOME PER SHARE        11,118         10,013         10,859          9,990
                                                           ========       ========       ========       ========


        The accompanying notes are an integral part of these statements.

                                   MOLECULAR DEVICES CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                            (unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                                   2000           1999
                                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  6,032       $  3,094
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
    Depreciation and amortization                                     732            410
    Write-off of acquired in-process research & development             -          2,037
    Amortization of deferred compensation                             144            216
    Amortization of goodwill and developed technology                 156             38
    (Increase) decrease in assets:
      Accounts receivable                                          (2,426)        (2,646)
      Inventories                                                  (2,080)        (1,788)
      Deferred tax asset                                                -           (567)
      Other current assets                                           (507)           (80)
    Increase (decrease) in liabilities:
      Accounts payable                                              1,942          1,354
      Accrued liabilities                                           2,209         (2,152)
      Deferred revenue                                                 67             24
                                                                 --------       --------
Net cash provided by (used in) operating activities                 6,269            (60)
                                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                               (17,591)             -
Capital expenditures                                               (4,288)          (363)
Acquisition of Skatron Instruments AS, net of cash acquired             -         (7,118)
Other assets                                                       (1,244)           (82)
                                                                 --------       --------
Net cash used in investing activities                             (23,123)        (7,563)
                                                                 --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of short term debt                                             -           (226)
Issuance of common stock, net                                      62,571            493
                                                                 --------       --------
Net cash provided by financing activities                          62,571            267
                                                                 --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (517)          (297)

Net increase (decrease) in cash and cash equivalents               45,200         (7,653)
Cash and cash equivalents at beginning of period                   28,192         32,689
                                                                 --------       --------
Cash and cash equivalents at end of period                       $ 73,392       $ 25,036
                                                                 ========       ========



        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared in accordance with the published rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at December 31, 1999 has been derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, for the fiscal year ended December 31, 1999, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 28, 2000.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENT

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, referred to as SAB 101. SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are currently in the process of evaluating SAB 101 and what effect it may have on our financial statements. Accordingly, we have not determined whether SAB 101 will have a material impact on our financial position or results of operations. In the event that the implementation of SAB 101 requires us to report a change in accounting principles related to our revenue recognition policy, we would be required to report such change no later than the quarter ending December 31, 2000.

NOTE 3.  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 requires unrealized gains or losses on our short-term investments and the cumulative effect of our foreign currency translation adjustments, which are reported in stockholders' equity, to be included in other comprehensive income. Comprehensive income was approximately $3.2 million and $1.0 million for the three-month periods ended June 30, 2000 and 1999, respectively. Comprehensive income was approximately $5.7 million and $2.9 million for the six month periods ended June 30, 2000 and 1999, respectively.

NOTE 4.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider all highly liquid investments in debt securities with a remaining maturity from the date of purchase of 90 days or less to be cash equivalents. Cash equivalents consist of money market funds and corporate debt securities and U.S. government debt instruments. Our short-term investments include obligations of governmental agencies and corporate debt securities with original maturities ranging between 3 and 12 months. By policy, we limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. All cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities are carried at amortized cost, which approximated fair value at June 30, 2000. Material unrealized gains and losses, if any, are reported in stockholders' equity and included in other comprehensive loss. Fair value is estimated based on available market information. The cost of securities sold is based on the specific identification method. For the six months ended June 30, 2000, gross realized gains and losses on available-for-sale securities were immaterial.

NOTE 5. INVENTORIES

Inventories consist of (in thousands):

                                     June 30, 2000       December 31, 1999
                                     -------------       -----------------
Finished goods                           $4,420              $3,167
Work in process                           1,153                 548
Raw materials and subassemblies           4,425               4,203
                                         ------              ------
                                         $9,998              $7,918
                                         ======              ======


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

                                                                    Three Months Ended                Six Months Ended
                                                                        June 30,                         June 30,
                                                                  2000             1999             2000             1999
                                                                -------          -------          -------          -------
Net Income                                                      $ 3,428          $ 1,121          $ 6,032          $ 3,094
                                                                =======          =======          =======          =======
Denominator for basic EPS - weighted average common
shares outstanding                                               10,344            9,566           10,023            9,549

Effect of dilutive securities - employee stock options              774              447              836              441
                                                                -------          -------          -------          -------

Denominator for diluted EPS - weighted average common
shares outstanding plus dilutive securities                      11,118           10,013           10,859            9,990
                                                                -------          -------          -------          -------
BASIC NET INCOME PER SHARE                                      $  0.33          $  0.12          $  0.60          $  0.32
                                                                =======          =======          =======          =======

DILUTED NET INCOME PER SHARE                                    $  0.31          $  0.11          $  0.56          $  0.31
                                                                =======          =======          =======          =======

NOTE 7.  SECONDARY OFFERING

On May 31, 2000, we closed a public offering of 1,706,700 shares of common stock at $38.50 per share. We received proceeds of approximately $61.1 million, net of offering expenses.

NOTE 8. MERGER ANNOUNCEMENT

On June 7, 2000, we signed a definitive merger agreement with LJL BioSystems, Inc. ("LJL"). Under the terms of the agreement, each share of LJL common stock would convert into 0.30 of a share of common stock of Molecular Devices Corporation. Both companies have scheduled their special stockholders' meetings to consider and vote upon matters related to the merger agreement on August 30, 2000. The record date for stockholders entitled to notice of, and to vote at, the special meetings was July 14, 2000.

Pursuant to the terms of the merger agreement, all outstanding LJL options and warrants to acquire common stock will be assumed by Molecular Devices Corporation and converted using the 0.30 exchange ratio. It is estimated that approximately 4.5 million shares of our common stock will be issued on the effective date of the merger which is anticipated to be August 30, 2000. The merger is expected to be accounted for as a "pooling of interests" for financial accounting purposes.

                          MOLECULAR DEVICES CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains "forward-looking statements" that involve risks and uncertainties. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements including, among others, those discussed below and under the caption "Factors that May Affect Future Results," as well as those identified in our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC on March 28, 2000.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 contained in our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC on March 28, 2000. The results for the first six months of 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES. Revenues for the second quarter of 2000 increased 37% to $20.3 million from $14.8 million in the second quarter of 1999. The Maxline(TM), Cell Analysis and Threshold(R) product families all generated increased levels of revenue. Maxline revenues increased due primarily to the strength of the SPECTRAmax PLUS(384) introduced in the first quarter of 2000 as well as to our Skatron liquid handling product line acquired during the second quarter of 1999. Cell Analysis revenues increased primarily due to the continued worldwide strength of our FLIPR(384). Increased Threshold revenues were a direct result of military orders for consumable products.

Revenues for the first six months of 2000 increased 32% to $37.4 million from $28.3 million in the same period last year. All three product families generated increased levels of revenue based on the same trends discussed above.

GROSS MARGIN. Gross margin decreased to 62.1% in the second quarter of 2000 as compared to 64.3% in the second quarter of 1999. This margin deterioration was primarily due to an increased volume of lower-margin FLIPR(R) products (384 upgrades) in the overall product mix in the second quarter of 2000. This product offering was being phased out during the second quarter of 2000, and therefore, demand was high.

Gross margin remained flat at 62.7% for the first six months of 2000 and 1999. The first quarter of 1999 (which posted a 61% margin) also had a mix more toward lower-margin FLIPR(384) upgrades. As a result, the margin for the first six months of 1999 was flat with the same period of 2000.

RESEARCH AND DEVELOPMENT. Research and development expenses for the second quarter of 2000 increased by 22% to $2.2 million (10.7% of revenues) from $1.8 million (12.0% of revenues) for the second quarter of 1999. Research and development expenses for the first six months of 2000 increased by 20% to $4.1 million (10.8% of revenues) from $3.4 million (11.9% of revenues) for the same period of 1999. The increased spending for both periods was primarily the result of additional personnel required to support the development of new Maxline and Cell Analysis products and product line extensions.

WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH & DEVELOPMENT. We recorded a charge of $2 million during the second quarter of 1999 due to the write-off of acquired in-process research and development related to the Company's acquisition of Skatron on May 17, 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the second quarter of 2000 increased by 33% to $5.6 million (27.6% of revenues) from $4.2 million (28.5% of revenues) for the second quarter of 1999. Selling, general and administrative expenses for the first six months of 2000 increased by 32% to $10.7 million (28.6% of revenues) from $8.1 million (28.6% of revenues) in the same period of 1999. The increased spending for both periods was primarily the result of additional expenditures worldwide on marketing, sales and service activities, most notably additional personnel, as we continued our efforts to expand our worldwide market coverage.

OTHER INCOME (NET). Net other income increased to $736,000 and $1.1 million, respectively, in the second quarter and first six months of 2000 as compared to $347,000 and $768,000 in the same periods of 1999. The increases in both periods were due to additional interest income generated from the approximately $61.1 million of cash raised during the second quarter of 2000 in connection with our public offering of common stock.

INCOME TAX PROVISION. We recorded income tax provisions of $2.1 million and $3.8 million, respectively, in the second quarter and first six months of 2000 as compared to $702,000 and $1.9 million in the same periods of 1999. The tax provision for all periods presented was based on an effective tax rate of 38.5%.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents, and short-term investments of approximately $91.0 million at June 30, 2000 compared to $28.2 million at December 31, 1999. We have typically financed our operations primarily from cash flows provided by operating activities which contributed $6.3 million during the first six months of 2000. However, $62.6 million was provided by financing activities during the same period. Approximately $61.1 million of that amount related to the public offering of common stock completed during the second quarter of 2000. These two sources of cash were offset by $23.1 million used during the first six months of 2000 for investing activities. The cash flow from operations was primarily a function of our earnings and increased accounts payable and accrued liabilities as partially offset by short-term working capital needs for accounts receivables and inventory. The cash used in investing activities was primarily due to: (1) $17.6 million of short-term investment purchases, (2) $4.2 million spent on capital expenditures as a result of our facilities expansion in Sunnyvale, California, and (3) $1.3 million invested in other assets, primarily $1.1 million invested in a company developing a new technology.

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, referred to as SAB 101. SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are currently in the process of evaluating SAB 101 and what effect it may have on our financial statements. Accordingly, we have not determined whether SAB 101 will have a material impact on our financial position or results of operations. In the event that the implementation of SAB 101 requires us to report a change in accounting principles related to our revenue recognition policy, we would be required to report such change no later than the quarter ending December 31, 2000. In addition to other uncertain risks related to SAB 101, it is possible that the implementation of SAB 101 will result in increased fluctuations in our quarterly operating results and increase the likelihood that we may fail to meet the expectations of securities analysts for any period.

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

OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE SHAREHOLDERS TO LOSE A SUBSTANTIAL PART OF THEIR INVESTMENT IN OUR STOCK.

The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. Over the last twelve months, our stock price has ranged from $25.0 to $122.35. Our stock price could decline regardless of our actual operating performance, and shareholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for shareholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

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

Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. We invest our excess cash primarily in demand deposits with United States banks and money market accounts and short-term securities. These securities, consisting of commercial paper and U.S. government agency securities, are carried at market value, which approximate cost, typically mature or are redeemable within 90 to 180 days, and bear minimal valuation risk. We have not experienced any significant losses on these investments.

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

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS


None.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS


In 1998, we entered into employment arrangements with each of Mr. Timothy A. Harkness and Mr. John S. Senaldi pursuant to which we are obligated to issue to each such officer shares of our common stock in exchange for services rendered. As a result of these arrangements, we issued shares of our common stock to these officers on the dates and amounts indicated below in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

                                                   Number of Shares     Date of Issue
                                                   ----------------     --------------
        Mr. Harkness                                      1,250           04/09/00
        Mr. Senaldi                                         312           05/06/00

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES:

On May 31, 2000, we completed a public offering of our common stock, $0.001 par value. The managing underwriters in the offering were ING Barings, Bear Stearns & Co Inc, Thomas Weisel Partners LLC and UBS Warburg LLC (the "Underwriters"). The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-3 (the "Registration Statement") (Reg. No. 333-32734) that was declared effective by the SEC on May 24, 2000. After deducting the underwriting discounts and offering expenses, we received net proceeds from the offering of approximately $61.1 million. None of the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of ours or our associates, persons owning 10% or more of any class of equity securities of ours, or an affiliate of ours. We expect to use the net proceeds from this offering for sales and marketing and research and development activities, working capital and other general corporate purposes. We may use a portion of the net proceeds to acquire, or make investments in, complementary products, technologies or businesses when the opportunity arises; however, we currently have no material commitments or agreements with respect to such transactions.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters presented at the Annual Meeting of Stockholders on May 25, 2000, and the voting of stockholders was as follows:

           (a)  Election of directors for the ensuing year:

                                                     For                   Authority Withheld
                                                     ---                   -------------------
           Joseph D. Keegan, Ph.D.                 8,668,336                       46,052
           Moshe H. Alafi                          7,980,558                      733,830
           David L. Anderson                       8,696,902                       17,486
           A. Blaine Bowman                        7,893,821                      820,567
           Paul Goddard, Ph.D.                     7,951,621                      762,767
           Andre F. Marion                         8,696,521                       17,867
           Harden M. McConnell, Ph.D.              8,661,552                       52,836
           J. Allan Waitz, Ph.D.                   8,696,471                       17,917

           (b) Ratification of the appointment of Ernst & Young, LLP as independent auditors for fiscal 1999:

              For                  Against                   Abstain
              ---                  ------                    --------
           8,708,304                1,345                     4,739



ITEM 5.    OTHER INFORMATION

None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits

                    2.1(1)    Agreement and Plan of Merger and Reorganization dated June 7, 2000
                   27.1       Financial Data Schedule.

                    --------------
                    (1) Incorporated by reference to the similarly described exhibit in our current report on Form 8-K filed June 12, 2000.

            (b)     Reports on Form 8-K

                    Reports on Form 8-K were filed on April 14, 2000, June 12, 2000 and July 24, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    MOLECULAR DEVICES CORPORATION


                    By:       /s/ Timothy A. Harkness
                              -------------------------------------------------
                              Vice President, Finance and Chief Financial
                              Officer
                              (Duly Authorized and Principal Financial and
                              Accounting Officer)

                    Date:     August 11, 2000

                                 EXHIBIT INDEX

Exhibit
  No.           Description
-------         -----------
27.1            Financial Data Schedule
