Form 10-Q
period 2000-09-30
MOLECULAR DEVICES CORP
filed 2000-11-13
CIK 1003113

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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

As of November 10, 2000, 16,215,307 shares of the Registrant's Common Stock were outstanding.

                          MOLECULAR DEVICES CORPORATION

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                              PAGE
PART I.    FINANCIAL INFORMATION                                                            NUMBER

ITEM 1.    FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEETS
           September 30, 2000 and December 31, 1999...........................................   3

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Three and Nine Months Ended September 30, 2000 and 1999............................   4

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine Months Ended September 30, 2000 and 1999......................................   5

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...............................   6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................................  10

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK..................................................................  25

PART II.   OTHER INFORMATION

           ITEM 1.   LEGAL PROCEEDINGS .......................................................  26

           ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS................................  26

           ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..........................................  26

           ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS.........................................................  26

           ITEM 5.   OTHER INFORMATION........................................................  26

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.........................................  26

SIGNATURE            .........................................................................  27

                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                          MOLECULAR DEVICES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                              September 30,   December 31,
                                                                  2000            1999
                                                              -------------   ------------
ASSETS:
  Current assets:
    Cash and cash equivalents                                   $  32,214       $ 32,083
    Short-term investments                                         70,003          4,567
    Accounts receivable, net                                       21,574         19,463
    Inventories                                                    12,379         10,509
    Deferred tax asset                                             12,150         10,205
    Other current assets                                            2,284            880
                                                                ---------       --------
      Total current assets                                        150,604         77,707

  Equipment and leasehold  improvements, net                        8,279          3,656
  Intangible and other assets                                       6,777          5,486
                                                                ---------       --------
                                                                $ 165,660       $ 86,849
                                                                =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                            $   5,072       $  3,869
    Accrued liabilities                                             9,061          6,276
    Deferred revenue                                                1,712          1,532
    Current portion of long-term debt                                 308            282
                                                                ---------       --------
      Total current liabilities                                    16,153         11,959

  Long-term debt, net of current portion                              351            586

  Stockholders' equity:
    Preferred stock, no par value; 3,000,000 authorized
      no shares issued or outstanding                                  --             --
    Common stock, $.001 par value; 30,000,000 shares
      authorized; 16,065,595 and 13,488,821
      shares issued and outstanding, at September 30, 2000
      and December 31, 1999, respectively                              16             14
    Additional paid-in capital                                    159,931         75,271
    Retained earnings (accumulated deficit)                        (9,071)           101
    Deferred compensation                                            (515)          (589)
    Accumulated other comprehensive loss                           (1,205)          (493)
                                                                ---------       --------
      Total stockholders' equity                                  149,156         74,304
                                                                ---------       --------
                                                                $ 165,660       $ 86,849
                                                                =========       ========

        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                   (unaudited)


                                              Three Months Ended         Nine Months Ended
                                                 September 30,             September 30,
                                               2000        1999          2000         1999
                                             --------     --------     --------     --------
REVENUES                                     $ 24,341     $ 18,401     $ 68,558     $ 50,086

COST OF REVENUES                                9,067        6,526       25,413       18,653
                                             --------     --------     --------     --------

GROSS MARGIN                                   15,274       11,875       43,145       31,433
                                             --------     --------     --------     --------

OPERATING EXPENSES:
  Research and development                      4,292        3,621       12,717       10,249
  Merger Expenses                              15,181           --       15,181        2,037
  Selling, general and administrative           8,186        6,788       23,980       18,660
                                             --------     --------     --------     --------

    Total operating expenses                   27,659       10,409       51,878       30,946
                                             --------     --------     --------     --------

INCOME (LOSS) FROM OPERATIONS                 (12,385)       1,466       (8,733)         487
Other income, net                               1,734          420        3,323        1,504
                                             --------     --------     --------     --------

INCOME (LOSS) BEFORE INCOME TAXES             (10,651)       1,886       (5,410)       1,991
Income tax provision                           (1,744)        (679)      (3,762)        (717)
                                             --------     --------     --------     --------

NET INCOME (LOSS)                            $(12,395)    $  1,207     $ (9,172)    $  1,274
                                             ========     ========     ========     ========

BASIC NET INCOME (LOSS) PER SHARE            $  (0.77)    $   0.09     $  (0.61)    $   0.10
                                             ========     ========     ========     ========

DILUTED NET INCOME (LOSS) PER SHARE          $  (0.77)    $   0.08     $  (0.61)    $   0.09
                                             ========     ========     ========     ========

SHARES USED IN COMPUTING BASIC NET
INCOME (LOSS) PER SHARE                        16,001       13,419       14,914       13,297
                                             ========     ========     ========     ========

SHARES USED IN COMPUTING DILUTED NET
INCOME (LOSS) PER SHARE                        16,001       14,235       14,914       14,060
                                             ========     ========     ========     ========

        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (unaudited)


                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2000         1999
                                                                --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ (9,172)    $  1,274
Adjustments to reconcile net income to net
  cash used in operating activities:
    Depreciation and amortization                                  1,480          947
    Write-off of acquired in-process research & development           --        2,037
    Amortization of deferred compensation                            297          458
    Amortization of goodwill and developed technology                235          117
    (Increase) decrease in assets:
      Accounts receivable                                         (2,111)      (2,953)
      Inventories                                                 (1,870)      (5,106)
      Deferred tax asset                                          (1,945)      (3,283)
      Other current assets                                        (1,404)          17
    Increase (decrease) in liabilities:
      Accounts payable                                             1,203        1,628
      Accrued liabilities                                          3,253         (191)
      Deferred revenue                                               180         (126)
                                                                --------     --------

Net cash used in operating activities                             (9,854)      (5,181)
                                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                              (79,177)      (5,809)
Proceeds from sales and maturities of short-term investments      13,741        6,465
Capital expenditures                                              (6,103)      (1,050)
Acquisition of Skatron Instruments AS, net of cash acquired           --       (7,118)
Other assets                                                      (1,526)        (419)
                                                                --------     --------

Net cash used in investing activities                            (73,065)      (7,931)
                                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing                                               --          223
Payments of short-term debt                                           --         (369)
Payments on long-term debt                                          (209)          --
Issuance of long-term loans receivable to employees                   --          (33)
Issuance of common stock, net                                     83,971        7,728
                                                                --------     --------

Net cash provided by financing activities                         83,762        7,549
                                                                --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (712)         (64)

Net increase (decrease) in cash and cash equivalents                 131       (5,627)
Cash and cash equivalents at beginning of period                  32,083       34,520
                                                                --------     --------

Cash and cash equivalents at end of period                      $ 32,214     $ 28,893
                                                                ========     ========

           The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

Molecular Devices Corporation ("Molecular Devices") acquired all of the outstanding stock of LJL BioSystems, Inc. ("LJL BioSystems") in a tax-free, stock-for-stock transaction on August 30, 2000. LJL BioSystems was also engaged in the design, development, manufacture, sale and service of bioanalytical measurement systems for life sciences and drug discovery applications. Molecular Devices has accounted for the transaction as a pooling of interests, and, accordingly, the condensed consolidated financial statements and all financial information have been restated to reflect the combined operations, financial position and cash flows of both companies.

The condensed consolidated financial statements included herein have been prepared in accordance with the published rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto; for the fiscal year ended December 31, 1999, included in the Molecular Devices and LJL BioSystems Annual Reports on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 28, 2000 and February 16, 2000, respectively.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENT

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, referred to as SAB 101. SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Molecular Devices is currently in the process of evaluating SAB 101 and what effect it may have on Molecular Devices' financial statements. Accordingly, Molecular Devices has not determined whether SAB 101 will have an impact on Molecular Devices' financial position or results of operations. In the event that the implementation of SAB 101 requires Molecular Devices to report a change in accounting principles related to their revenue recognition policy, Molecular Devices would be required to report such change no later than the quarter ending December 31, 2000.

NOTE 3. BUSINESS COMBINATION

Molecular Devices acquired all of the outstanding stock of LJL BioSystems in a tax-free, stock-for-stock transaction on August 30, 2000, as a result of which LJL BioSystems became a wholly owned subsidiary of Molecular Devices. Molecular Devices exchanged approximately 4.5 million shares of common stock for all of the outstanding common shares of LJL BioSystems and assumed options and warrants to issue up to an additional 901,183 shares of Molecular Devices common stock. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying condensed consolidated financial statements and all financial information have been restated to include the operations of LJL BioSystems for all periods presented. During the quarter ended September 30, 2000, Molecular Devices and LJL BioSystems recorded a combined charge of approximately $15.2 million of incurred direct costs related to the merger, which were charged to operations. The table below presents the separate results of operations for Molecular Devices and LJL BioSystems for the periods prior to the merger and combined results after the merger (in thousands):

                                           Molecular      LJL       Merger-Related
                                            Devices    BioSystems     Adjustment       Total
                                           ---------   ----------   --------------    -------
Nine months ended September 30, 2000
  Revenues                                  $56,746     $ 11,812        $   --        $68,558
  Net income (loss)                           2,615      (13,730)        1,943(a)      (9,172)

Nine months ended September 30, 2000
  Revenues                                  $44,127     $  5,959        $   --        $50,086
  Net income (loss)                           5,481       (6,923)        2,716(a)       1,274

(a) Represents tax benefits derived from LJL BioSystems' net loss.

NOTE 4. COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130 requires unrealized gains or losses on Molecular Devices' short-term investments and the cumulative effect of Molecular Devices' foreign currency translation adjustments, which are reported in stockholders' equity, to be included in other comprehensive income (loss). Comprehensive income (loss) was approximately $(12.5) million and $1.4 million for the three-month periods ended September 30, 2000 and 1999, respectively. Comprehensive income (loss) was approximately $(9.6) million and $1.2 million for the nine-month periods ended September 30, 2000 and 1999, respectively.

NOTE 5. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Molecular Devices considers all highly liquid investments in debt securities with a remaining maturity from the date of purchase of 90 days or less to be cash equivalents. Cash equivalents consist of money market funds and corporate debt securities and U.S. government debt instruments. Molecular Devices' short-term investments include obligations of governmental agencies and corporate debt securities with original maturities ranging between 3 and 12 months. By policy, Molecular Devices limits concentration of credit risk by diversifying their investments among a variety of high credit-quality issuers. All cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities are carried at amortized cost, which approximated fair value at September 30, 2000. Material unrealized gains and losses, if any, are reported in stockholders' equity and included in other comprehensive income (loss). Fair value is estimated based on available market information. The cost of securities sold is based on the specific identification method. For the nine months ended September 30, 2000, gross realized gains and losses on available-for-sale securities were immaterial.

NOTE 6. INVENTORIES

Inventories consist of (in thousands):

                                         September 30, 2000    December 31, 1999
                                         ------------------    -----------------
Finished goods                                $ 5,393               $ 4,320
Work in process                                 1,798                   762
Raw materials and subassemblies                 5,188                 5,427
                                              -------               -------
                                              $12,379               $10,509
                                              =======               =======

NOTE 7. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from outstanding stock options (using the treasury stock method). Computation of earnings per share is as follows (in thousands, except per share amounts):

                                                                   Three Months Ended      Nine Months Ended
                                                                      September 30,          September 30,
                                                                    2000        1999        2000         1999
                                                                  --------     -------    --------     -------
Net Income (Loss)                                                 $(12,395)    $ 1,207    $ (9,172)    $ 1,274
                                                                  ========     =======    ========     =======

Denominator for basic EPS - weighted average common
shares outstanding                                                  16,001      13,419      14,914      13,297

Effect of dilutive securities - employee stock options                  --         816          --         763
                                                                  --------     -------    --------     -------

Denominator for diluted EPS - weighted average common
shares outstanding plus dilutive securities                         16,001      14,235      14,914      14,060
                                                                  --------     -------    --------     -------

BASIC NET INCOME (LOSS) PER SHARE                                 $  (0.77)    $  0.09    $  (0.61)    $  0.10
                                                                  ========     =======    ========     =======

DILUTED NET INCOME (LOSS) PER SHARE                               $  (0.77)    $  0.08    $  (0.61)    $  0.09
                                                                  ========     =======    ========     =======

Employee stock options have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2000 because their inclusion would be anti-dilutive due to the Company's net loss. If the Company had been profitable, an additional 1,282,000 and 1,224,000 shares, respectively, would have been included in the calculation of diluted net income per share for the three and nine months ended September 30, 2000.

NOTE 8. SECONDARY OFFERING

On May 31, 2000, Molecular Devices closed a public offering of 1,706,700 shares of common stock at $38.50 per share. Molecular Devices received proceeds of approximately $61.1 million, net of offering expenses.

NOTE 9. PRIVATE PLACEMENTS

On January 27, 1999, LJL BioSystems received cash proceeds of $6.7 million, net of issuance costs of $270,000, in connection with a private placement of 2.0 million shares of unregistered, restricted common stock (600,000 equivalent Molecular Devices shares). The terms of the sale required that LJL BioSystems file a registration statement covering such shares. Such registration statement was filed and became effective on July 21, 1999.

On February 2, 2000, LJL BioSystems received cash proceeds of $18.4 million, net of issuance costs of $962,000, in connection with a private placement of 1.76 million shares of unregistered, restricted common stock (528,000 equivalent Molecular Devices shares). The terms of the sale required that LJL BioSystems file a registration statement covering such shares. Such registration statement was filed and became effective on March 3, 2000.

                          MOLECULAR DEVICES CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains "forward-looking statements" that involve risks and uncertainties. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause Molecular Devices' results to differ materially from those indicated by these forward-looking statements including, among others, those discussed below and under the caption "Factors that May Affect Future Results," as well as those identified in the Molecular Devices and LJL BioSystems Annual Reports on Form 10-K for the year ended December 31, 1999 filed with the SEC on March 28, 2000 and February 16, 2000, respectively.

Molecular Devices acquired all of the outstanding stock of LJL BioSystems in a tax-free, stock-for-stock transaction on August 30, 2000, as a result of which LJL BioSystems became a wholly owned subsidiary of Molecular Devices. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, all financial information has been restated to include the operations of LJL BioSystems for all periods presented.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 contained in the Molecular Devices and LJL BioSystems Annual Reports on Form 10-K for the year ended December 31, 1999 filed with the SEC on March 28, 2000 and February 16, 2000, respectively. The results for the first nine months of 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

Results of Operations - Three AND nine months ended september 30, 2000 and 1999

REVENUES. Revenues for the third quarter of 2000 increased 32% to $24.3 million from $18.4 million in the third quarter of 1999. The Life Sciences Research and Drug Discovery product families both generated increased levels of revenues. The Life Sciences Research product family consists of Molecular Devices' Maxline(TM), Skatron and Threshold(R) products. The Drug Discovery product family consists of Molecular Devices' FLIPR(R), CLIPR and Cytosensor systems and the entire LJL BioSystems product family. Life Sciences revenues increased due primarily to the strength of the SPECTRAmax PLUS(384) and Gemini XS introduced in the first quarter of 2000, the Skatron liquid handling product line acquired during the second quarter of 1999, and increased Threshold revenues. Drug Discovery revenues increased due to the continued worldwide strength of the FLIPR(384), as well as increased sales of LJL BioSystems' Analyst AD, Analyst HT and ScreenStation products.

Revenues for the first nine months of 2000 increased 37% to $68.6 million from $50.1 million in the same period last year. Both product families generated increased levels of revenues based on the same product trends discussed above.

GROSS MARGIN. Gross margin decreased to 62.8% in the third quarter of 2000 as compared to 64.5% in the third quarter of 1999. This margin deterioration was primarily due to an increased volume of lower-margin FLIPR(R) products in the overall product mix in the third quarter of 2000.

Gross margin remained relatively flat at 62.9% for the first nine months of 2000 as compared to 62.8% for the same period in 1999. The first quarter of 1999 (which posted a 61% margin) also had a mix more toward lower-margin FLIPR(R) products. As a result, the margin for the first nine months of 1999 was consistent with the same period of 2000.

RESEARCH AND DEVELOPMENT. Research and development expenses for the third quarter of 2000 increased by 19% to $4.3 million (17.6% of revenues) from $3.6 million (19.7% of revenues) for the third quarter of 1999. Research and development expenses for the first nine months of 2000 increased by 24% to $12.7 million (18.5% of revenues) from $10.2 million (20.5% of revenues) for the same period of 1999. The increased spending for both periods was primarily the result of additional personnel required to support the development of new Life Sciences Research and Drug Discovery products (including proprietary reagents) and product line extensions.

MERGER EXPENSES. We recorded a charge of $15.2 million during the third quarter of 2000 of incurred direct costs related to the merger with LJL BioSystems on August 30, 2000 which was accounted for as a pooling of interests. We recorded a charge of $2 million during the second quarter of 1999 due to the write-off of acquired in-process research and development related to Molecular Devices' acquisition of Skatron on May 17, 1999 which was accounted for as a purchase transaction. Excluding these charges, our pro forma income from operations, net income, and diluted net income per share for the three and nine month periods ended September 30, 2000 and 1999 were as follows (net of tax):

                                           Three Months Ended        Nine Months Ended
                                              September 30,             September 30,
                                           2000         1999         2000         1999
                                          -------      -------      -------      -------
                                          (unaudited, in thousands except per share data)
INCOME FROM OPERATIONS                    $ 2,796      $ 1,466      $ 6,448      $ 2,524
                                          =======      =======      =======      =======

NET INCOME                                $ 2,786      $ 1,207      $ 6,009      $ 2,578
                                          =======      =======      =======      =======

DILUTED NET INCOME PER SHARE              $  0.16      $  0.08      $  0.37      $  0.18
                                          =======      =======      =======      =======

SHARES USED IN COMPUTING DILUTED NET
INCOME PER SHARE                           17,283       14,235       16,138       14,060
                                          =======      =======      =======      =======

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the third quarter of 2000 increased by 21% to $8.2 million (33.6% of revenues) from $6.8 million (36.9% of revenues) for the third quarter of 1999. Selling, general and administrative expenses for the first nine months of 2000 increased by 29% to $24.0 million (35.0% of revenues) from $18.6 million (37.3% of revenues) in the same period of 1999. The increased spending for both periods was primarily the result of additional expenditures worldwide on marketing, sales and service activities, most notably additional personnel, as we continued our efforts to expand our worldwide market coverage.

OTHER INCOME (NET). Net other income increased to $1.7 million and $3.2 million, respectively, in the third quarter and first nine months of 2000 as compared to $420,000 and $1,504,000 in the same periods of 1999. The increases in both periods were due to additional interest income generated from the $84.0 million of cash raised during the first nine months of 2000 relating to the Molecular Devices public offering in the second quarter of 2000, the LJL BioSystems private placements in the first quarter of 2000, and cash proceeds from option exercises during this period.

INCOME TAX PROVISION. We recorded income tax provisions of $1.7 million and $3.8 million, respectively, in the third quarter and first nine months of 2000 as compared to $679,000 and $717,000 in the same periods of 1999. The $15.2 million charge related to the LJL BioSystems merger was not deductible for tax purposes and therefore, the tax provisions recorded for the third quarter and first nine months of 2000 reflect a full 38.5% effective tax rate on pre-tax income excluding the charge. The effective tax rate of 36% for the third quarter and first nine months of 1999 is reflective of a larger proportionate research and development tax credit as a result of the LJL BioSystems merger.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents, and short-term investments of approximately $102.2 million at September 30, 2000 compared to $36.6 million at December 31, 1999. Prior to the LJL BioSystems merger, we had typically financed our operations primarily from cash flows provided by operating activities. However, due to the $15.2 million merger charge in the third quarter of 2000, as well as significant increases in accounts receivable, inventory and deferred tax assets of the combined organization, approximately $9.9 million of cash was used in operating activities for the first nine months of 2000. In addition, approximately $73.1 million of cash was used in investing activities for the first nine months of 2000 primarily due to: (1) $65.4 million of net short-term investment purchases, (2) $6.1 million of capital expenditures, primarily related to our facilities expansion in Sunnyvale, California, and (3) $1.5 million invested in other assets, primarily a $1.1 million strategic equity investment in a privately held company. These two uses of cash were offset by $83.8 million provided by financing activities primarily related to the Molecular Devices public offering in the second quarter of 2000, the LJL BioSystems private placements in the first quarter of 2000, as well as cash proceeds from option exercises during the period.

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

The timing of capital equipment purchases by customers is expected to be uneven and difficult to predict. Our products represent major capital purchases for our customers. We estimate that the average order price for our Maxline products is $17,000, and that the average order price for our FLIPR products is $350,000. Accordingly, our customers generally take a relatively long time to evaluate our products, and a significant portion of our revenues is typically derived from sales of a small number of relatively high-priced products. Purchases are generally made by purchase orders and not long-term contracts. Delays in receipt of anticipated orders for our relatively high priced products could lead to substantial variability from quarter to quarter. Furthermore, we have historically received purchase orders and made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could have a materially adverse affect on results of operations for that quarter.

We expend significant resources educating and providing information to our prospective customers regarding the uses and benefits of our products. Because of the number of factors influencing the sales process, the period between our initial contact with a customer and the time when we recognize revenues from that customer, if ever, varies widely. Our sales cycles typically range from three to six months, but can be much longer. During these cycles, we commit substantial resources to our sales efforts in advance of receiving any revenues, and we may never receive any revenues from a customer despite our sales efforts.

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

IF WE ARE NOT SUCCESSFUL IN DEVELOPING NEW AND ENHANCED PRODUCTS, WE MAY LOSE MARKET SHARE TO OUR COMPETITORS.

The life sciences instrumentation market is characterized by rapid technological change and frequent new product introductions. Over 81% of our revenues in 1999 were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing them. Any significant delay in releasing new systems could adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.

WE MUST EXPEND A SIGNIFICANT AMOUNT OF TIME AND RESOURCES TO DEVELOP NEW PRODUCTS AND IF THESE PRODUCTS DO NOT ACHIEVE COMMERCIAL ACCEPTANCE, OUR OPERATING RESULTS MAY SUFFER.

We expect to spend a significant amount of time and resources to develop new products and refine existing products. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenues from the sale of new products. Our ability to commercially introduce and successfully market new products is subject to a wide variety of challenges during this development cycle that could delay introduction of these products. In addition, since our customers are not obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, our operating results will suffer. In particular, while FLIPR and CLIPR reagent kits have recently been introduced to the market, they have had only limited sales to date and have not yet been widely commercially accepted. We cannot predict whether these or other new products that we expect to introduce will achieve commercial acceptance. Our products are generally priced higher than competitive products, which may impair commercial acceptance.

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

WE OBTAIN SOME OF THE COMPONENTS AND SUBASSEMBLIES INCLUDED IN OUR SYSTEMS FROM A SINGLE SOURCE OR A LIMITED GROUP OF SUPPLIERS, AND THE PARTIAL OR COMPLETE LOSS OF ONE OF THESE SUPPLIERS COULD CAUSE PRODUCTION DELAYS AND A SUBSTANTIAL LOSS OF REVENUES.

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

For example, we currently rely primarily on a single supplier of disposable plastic tips used with our FLIPR(384) system, and we have in the past experienced delays and customer dissatisfaction due to our supplier's inability to deliver an adequate supply of tips. We cannot predict whether we will encounter additional similar delays in the future. Our current supplier and known potential alternative suppliers of disposable plastic tips used with our FLIPR(384) system are our competitors.

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

WE MAY ENCOUNTER MANUFACTURING AND ASSEMBLY PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOST REVENUES.

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

Our product sales depend in part upon manufacturing yields. We currently have limited manufacturing capacity and experience variability in manufacturing yields. We are currently manufacturing high throughput instruments in-house, in limited volumes and with largely manual assembly. If demand for our high throughput instruments increases, we will either need to expand our in-house manufacturing capabilities or outsource to other manufacturers. If we fail to deliver our products in a timely manner, our relationships with our customers could be seriously harmed, and revenues would decline.

As we develop new products, we must transition the manufacture of a new product from the development stage to commercial manufacturing. We have only recently transitioned the CLIPR system. We cannot predict whether we will be able to complete these transitions on a timely basis and with commercially reasonable costs. We cannot assure you that manufacturing or quality control problems will not arise as we attempt to scale-up our production for any future new products or that we can scale-up manufacturing and quality control in a timely manner or at commercially reasonable costs. If we are unable to consistently manufacture our products on a timely basis because of these or other factors, our product sales will decline.

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

WE RELY UPON DISTRIBUTORS FOR PRODUCT SALES AND SUPPORT OUTSIDE NORTH AMERICA.

In 1999 approximately 17% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a materially adverse affect on our business, financial condition and results of operations.

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

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN CURRENCY EXCHANGE RATE, POLITICAL AND ECONOMIC RISKS.

We maintain facilities in Norway, the United Kingdom and Germany, and sales to customers outside the U.S. accounted for approximately 39% of our revenues in 1999. We anticipate that international sales will continue to account for a significant portion of our revenues.

All of our sales to international distributors are denominated in U.S. dollars. All of our direct sales in the United Kingdom, Germany and Canada are denominated in local currencies and totaled $15.8 million (22% of total revenues) in 1999. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Historically, foreign exchange gains and losses have been immaterial to our results of operations. However, we cannot predict whether these gains and losses will continue to be immaterial, particularly as we increase our direct sales outside North America. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not engage in foreign currency hedging transactions.

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

Our quarterly operating results have fluctuated in the past, and we expect they will fluctuate in the future as a result of many factors, some of which are outside of our control. In particular, if sales levels in a particular quarter do not meet expectations, we may not be able to adjust operating expenses sufficiently quickly to compensate for the shortfall, and our results of operations for that quarter may be seriously harmed. We manufacture our products based on forecasted orders rather than to outstanding orders. Our manufacturing procedures may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts. In addition, our expense levels are based, in part, on expected future sales, and we generally cannot quickly adjust operating expenses. For example, research and development and general and administrative expenses are not affected directly by variations in revenues.

It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenues and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.

OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE SHAREHOLDERS TO LOSE A SUBSTANTIAL PART OF THEIR INVESTMENT IN OUR STOCK.

The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. Over the last twelve months, our stock price has ranged from $27.13 to $122.35. Our stock price could decline regardless of our actual operating performance, and shareholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for shareholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

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

RISKS RELATING TO THE MERGER

IF WE DO NOT SUCCESSFULLY INTEGRATE THE COMPANIES INTO A SINGLE BUSINESS AND REALIZE THE EXPECTED BENEFITS OF THE MERGER, WE WILL HAVE INCURRED SIGNIFICANT COSTS WHICH MAY HARM OUR BUSINESS.

Molecular Devices expects to incur costs from integrating LJL BioSystems' operations, products and personnel. These costs may be substantial and may include costs for:

-       employee redeployment, relocation or severance;

-       conversion of information systems;

-       reorganization or closures of facilities; and

-       relocation or disposition of excess equipment.


We do not know whether Molecular Devices will be successful in these integration efforts and cannot assure you that we will realize the expected benefits of the merger.

IF CUSTOMER RELATIONSHIPS OR STRATEGIC PARTNERSHIPS ARE DISRUPTED BY THE MERGER, OUR SALES COULD DECLINE OR WE COULD LOSE CUSTOMERS.

Customers of Molecular Devices and LJL BioSystems may not continue their current buying patterns following the merger. Any significant delay or reduction in orders for Molecular Devices' or LJL BioSystems' products could have a materially adverse affect on the combined company's business, financial condition and results of operations. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of Molecular Devices' and LJL BioSystems' products and the combined company's future product strategy. Customers may also consider purchasing products of competitors. In addition, by increasing the breadth of Molecular Devices' and LJL BioSystems' business, the merger may make it more difficult for the combined company to enter into or maintain relationships, including relationships with customers or partners.

IF WE ARE NOT SUCCESSFUL IN INTEGRATING OUR ORGANIZATIONS, WE WILL NOT BE ABLE TO OPERATE EFFICIENTLY AFTER THE MERGER.

Achieving the benefits of the merger will also depend in part on the successful integration of Molecular Devices' and LJL BioSystems' operations and personnel in a timely and efficient manner. For example, such integration requires coordination of different development, engineering, sales, marketing, manufacturing and administrative teams. This, too, will be difficult and unpredictable because of possible cultural conflicts and different opinions on technical decisions, product roadmaps and other decisions. If we cannot successfully integrate our operations and personnel, we will not realize the expected benefits of the merger and/or business results of operations may be seriously harmed.

INTEGRATING OUR COMPANIES MAY DIVERT MANAGEMENT'S ATTENTION AWAY FROM OUR OPERATIONS.

Successful integration of Molecular Devices' and LJL BioSystems' operations, products and personnel may place a significant burden on our management and our internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could have a materially adverse affect on the combined company's business, financial condition and operating results.

FAILURE TO RETAIN KEY EMPLOYEES COULD DIMINISH THE BENEFITS OF THE MERGER.

The successful combination of Molecular Devices and LJL BioSystems will depend in part on the retention of key personnel. We cannot assure you that the combined company will be able to retain key management, technical, sales, customer support and other personnel, or that the anticipated benefits of their expertise, experience and capabilities will be realized.

IF WE DO NOT SUCCESSFULLY MANUFACTURE, PROMOTE, SELL AND SERVICE OUR PRODUCTS, AND INTEGRATE OUR TECHNOLOGIES TO DEVELOP NEW PRODUCTS, WE MAY LOSE CUSTOMERS AND FAIL TO ACHIEVE OUR FINANCIAL OBJECTIVES.

Achieving the benefits of the merger will depend in part on our ability to continue to successfully manufacture, promote, sell and service our products, and integrate our technologies to develop new products and product features, in a timely and efficient manner. In order to provide enhanced and more valuable products to our customers after the merger, we will need to integrate our development organizations. This will be difficult and unpredictable because our products:

-       are highly complex;

-       involve different technologies;

-       have been developed independently; and

-       were designed without regard to such integration.


If we cannot successfully manufacture, promote, sell and service our products and integrate our technologies to provide customers with new products and product features in the future on a timely basis, we may lose customers and our business and results of operations may be seriously harmed.

FAILURE OF THE MERGER TO BE TREATED AS A POOLING OF INTERESTS UNDER ACCOUNTING RULES COULD RESULT IN A REDUCTION OF REPORTED EARNINGS.

We expect the merger to be accounted for under the pooling-of-interests accounting method and financial reporting rules. To qualify the merger as pooling-of-interests for accounting purposes, certain criteria established in opinions by the Accounting Principles Board and interpreted by the Financial Accounting Standards Board and the Securities and Exchange Commission must be met. These opinions are complex and the interpretation of them is subject to change. In addition, the availability of pooling-of-interests accounting treatment depends in part upon circumstances and events occurring after the acquisition. The failure of the merger to qualify for pooling-of-interests accounting treatment for financial reporting purposes for any reason would materially adversely affect the combined company's reported earnings and likely, the price of its common stock.

THE MARKET PRICE OF MOLECULAR DEVICES' COMMON STOCK MAY DECLINE AS A RESULT OF THE MERGER.

The market price of Molecular Devices' common stock may decline as a result of the merger if:

-       the integration of Molecular Devices and LJL BioSystems is unsuccessful;

- we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial analysts or investors; or

- the effect of the merger on our financial results is not consistent with the expectations of financial analysts or investors.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including changes in interest rates and foreign currency exchange rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. A discussion of our accounting policies for financial instruments and further disclosures relating to financial institutions is included in the Summary of Significant Accounting Policies note in the Notes to Consolidated Financial Statements included in the Molecular Devices and LJL BioSystems Annual Reports on Form 10-K for the fiscal year ended December 31, 1999.

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

                                          Number of Shares     Date of Issue
        Mr. Harkness                           1,250             07/09/00
        Mr. Senaldi                              312             08/06/00

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters presented at the Special Meeting of Stockholders on August 30, 2000, and the voting of stockholders was as follows:

Approval of the issuance of shares of Molecular Devices common stock in the merger contemplated by the Agreement and Plan of Merger and Reorganization, dated as of June 7, 2000, among Molecular Devices Corporation, Mercury Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Molecular Devices, and LJL BioSystems, Inc.

                     For                   Against              Abstain
                     ---                   -------              -------
                     8,628,145             9,978                4,114

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               10.24   Employee offer letter for Patricia Sharp.

               27.1    Financial Data Schedule.

        (b)    Reports on Form 8-K

               Reports on Form 8-K were filed on July 24, 2000 and September 14, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MOLECULAR DEVICES CORPORATION


                             By:    /s/ Timothy A. Harkness
                                    --------------------------------------------
                                    Vice President, Finance and Chief Financial
                                    Officer
                                    (Duly Authorized and Principal Financial and
                                    Accounting Officer)

                             Date:  November 13, 2000

                                  EXHIBIT INDEX


Exhibit
 Number                Description
--------               -----------
  10.24        Employee offer letter for Patricia Sharp.

  27.1         Financial Data Schedule