Form 10-K
period 2000-12-31
MOLECULAR DEVICES CORP
filed 2001-03-30
CIK 1003113

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                ----------------

                                    FORM 10-K

                                ----------------

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 26, 2001, based upon the last sale price reported for such date on the Nasdaq National Market, was $492,137,237*.

   The number of outstanding shares of the Registrant's Common Stock as of March 26, 2001 was 16,528,829.


                       DOCUMENTS INCORPORATED BY REFERENCE

   Specified portions of the Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report.

----------

* Excludes approximately 5,712,626 shares of common stock held by directors, officers and holders of 5% or more of the Registrant's outstanding Common Stock at March 26, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

================================================================================

                                TABLE OF CONTENTS

                          MOLECULAR DEVICES CORPORATION


                                     PART I

Item  1. Business...................................................................................     3
         The Company................................................................................     3
         Industry Background........................................................................     3
         The Molecular Devices Solution.............................................................     4
         Strategy...................................................................................     5
         Our Products...............................................................................     6
         Drug Discovery Products....................................................................     6
         Life Sciences Research Products............................................................     8
         Software and Customer Service..............................................................    10
         Research and Development...................................................................    10
         Marketing and Customers....................................................................    10
         Manufacturing..............................................................................    11
         Patents and Proprietary Technologies.......................................................    11
         Competition................................................................................    11
         Government Regulations.....................................................................    12
         Employees..................................................................................    12
         Business Risks.............................................................................    12
Item  2. Properties.................................................................................    20
Item  3. Legal Proceedings..........................................................................    20
Item  4. Submission of Matters to a Vote of Security Holders........................................    20

                                     PART II

Item  5. Market for Registrant's Common Equity and Related Stockholder Matters......................    21
Item  6. Selected Consolidated Financial Data.......................................................    22
Item  7. Management's Discussion and Analysis of Financial Condition and Results of Operations......    23
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.................................    26
Item  8. Financial Statements and Supplementary Data................................................    26
Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......    27

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.........................................    28
Item 11. Executive Compensation.....................................................................    28
Item 12. Security Ownership of Certain Beneficial Owners and Management.............................    28
Item 13. Certain Relationships and Related Transactions.............................................    28

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K............................    29
         (a) Documents Filed with Report
         (b) Reports on Form 8-K
         (c) Exhibits
         (d) Financial Statement Schedules

                                     PART 1


ITEM 1. BUSINESS

THE COMPANY

   Except for the historical information contained herein, the following discussion contains "forward-looking" statements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "predicts," "expects," "estimates," "intends," "will," "continue," "may," "potential," "should" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, those discussed in this section under "Business Risk" as well as under "Qualitative and Quantitative Disclosures about Market Risk" and the risks detailed from time to time in the Company's SEC reports, including this Annual Report on Form 10-K for the year ended December 31, 2000.

   We are a leading supplier of high-performance bioanalytical measurement systems that accelerate and improve drug discovery and other life sciences research. Our systems and consumables enable pharmaceutical and biotechnology companies to leverage advances in genomics and combinatorial chemistry by facilitating the high-throughput and cost-effective identification and evaluation of drug candidates. Our instrument systems are based on our advanced core technologies that integrate our expertise in engineering, molecular and cell biology, and chemistry. We enable our customers to improve research productivity and effectiveness, which ultimately accelerates the complex process of discovering and developing new drugs.

INDUSTRY BACKGROUND

   Life sciences research, particularly drug discovery, is currently undergoing a revolution as a result of two converging trends. The worldwide effort to sequence the human genome is beginning to identify a large number of previously unknown natural molecules that play a role in disease and thus are likely targets for new therapeutic products. Until recently, only a few hundred disease targets were available to drug discovery researchers. In 2000, researchers completed the sequencing of the human genome; the estimated 30,000 genes that were revealed suggest the existence of thousands of previously unknown drug targets. At the same time, advances in combinatorial chemistry have provided chemists with techniques that allow them to synthesize a greater number of and diversity of compounds than ever before. Pharmaceutical companies previously maintained "libraries" of hundreds of thousands of compounds to test against disease targets to determine their potential as drugs; now, drug researchers have access to millions of such compounds.

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

   Assay Development. Once a disease target has been identified, researchers must develop a test, or assay, to determine whether a particular compound has a desired effect on the target. Most assays involve creating a biochemical reaction that takes place in a microplate, which is a plate containing an array of small wells that are similar to miniature test tubes. The plate is inserted into a microplate reader, which measures the light absorbed or emitted by the sample in each well. Depending upon its underlying technology, the reader detects light in the form of absorption, fluorescence or luminescence. The type of assay developed depends upon the characteristics of the disease target and the type of information the researcher is seeking. Two major categories of assays are biochemical assays and cell-based assays. A cell-based assay measures how a target on or inside a living cell responds to a compound; in a biochemical assay, the target is isolated from the cell environment. Because they mimic the target's natural function, cell-based assays are often considered particularly valuable in predicting how well a compound is likely to function as a drug.

   Drug Candidate Screening. Once an assay has been developed, it is performed repeatedly to test the effects of a variety of compounds on the disease target, a process known as screening. Primary screening identifies "hits," or compounds that exhibit significant activity against a target; secondary screening gathers more information on the hits to confirm and characterize their activity. Because drug companies now have a rapidly increasing number of compounds to test, they are interested in high-throughput screening, or HTS, to reduce the amount of time that is required for primary and secondary screening. Traditional bioanalytical

------------
Many of our product names mentioned throughout this document are our trademarks and service marks. Other trademarks, trade names and service marks referred to in this report are the property of their respective owners.

instruments and methods were not designed for high-throughput screening, which has contributed to the current bottleneck at this stage of the drug discovery process.

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

   - Lack of automation. Throughput is often enhanced by incorporating automation into the drug discovery process. Some assays which provide high levels of information, such as live cell-based assays, require a particularly high degree of automation to run efficiently. For example, gaining certain kinetic data from a live cell assay, which is valuable in lead optimization, requires integrated liquid handling equipment so that compounds can be added to the cells and the detector can read the result of the assay almost instantaneously. Traditionally, many bioanalytical instruments have not been designed to integrate easily with automation equipment.

   - Assay Complexity. Many assays in use today are performed in a complex, multi-step process and are expensive, time-consuming and difficult to adapt to a high-throughput mode of operation. Thus, researchers are interested in assay formats that yield as much information as traditional assays but follow simplified protocols.

   The proliferation in disease targets and chemical compounds coupled with the limitations of traditional technologies have created bottlenecks at each of the downstream steps of the drug discovery process which our products are specifically designed to address.

THE MOLECULAR DEVICES SOLUTION

   We offer a full range of high-performance bioanalytical systems that address the sensitivity, automation and assay complexity challenges currently faced by researchers. Our major products possess levels of detection sensitivity that enable the analysis of high-density microplates, thereby increasing throughput. These products also include, or are easily integrated with, automation equipment to further enhance throughput and allow complex assays to be performed with high efficiency. Additionally, we develop novel assays which simplify the process of obtaining key information about the activity of drug candidates; in particular, we are an industry leader in providing technologies for performing information-rich live cell assays in high-throughput mode.

   We group our product offerings into two categories based on the markets that are primarily served by each. Our Drug Discovery products include three major families of high-throughput instrument and reagent systems: our Fluorometric Imaging Plate Reader, or FLIPR, system, our Chemiluminescence Imaging Plate Reader, or CLIPR, system, and our multimode Analyst and Acquest systems. In each of these systems, our high-performance instrumentation is complemented by reagent kits that enable researchers to perform popular assays with higher throughput than can be achieved using conventional technologies. Our Drug Discovery product family also includes our Cytosensor system, which enables more detailed investigations of cell physiology. Together, our Drug Discovery products provide a wide array of solutions for both biochemical and cell-based research in the high-throughput screening and lead optimization market segments.

   Our Life Sciences Research products include our Maxline family of microplate readers, our Skatron liquid handling systems and our Threshold system. Maxline microplate readers primarily address the assay development market and offer the assay development scientist eight differentiated instruments that include a wide range of innovative and flexible feature sets. We are widely perceived as a leader in microplate reader technology, and we believe that we have been the first to offer a number of innovative features into the premium end of the microplate reader market. Skatron liquid handling systems facilitate assays by dispensing liquids into microplates and washing microplate wells, a key step in many of the most widely used laboratory tests. Finally, our Threshold system is aimed at the biopharmaceutical manufacturing and quality control process, and we believe that the Threshold system is the only commercially available fully integrated system that rapidly and reproducibly detects potential contaminants with picogram level sensitivity.


STRATEGY

   Our objective is to be the world's leading provider of innovative bioanalytical systems and related consumable products for drug discovery and life sciences research. We focus on providing comprehensive solutions that accelerate and improve the critical downstream drug discovery processes of assay development, drug candidate screening and lead optimization. Key elements of our strategy include:

   - MAINTAIN AND ADVANCE OUR TECHNOLOGICAL LEADERSHIP. Since our first product introduction in 1987, we have consistently developed innovative, technologically advanced tools to facilitate and enhance life sciences research. In the past, we have often been the first company among our competitors to introduce a new technology to the market. We continue to invest in new products as well as in enhancements to our existing products, thereby sustaining or increasing our technological edge over competitors. Maintaining and advancing our track record of innovation will be a key element of our future success, particularly as the needs of drug discovery customers change due to advances in genomics, proteomics, combinatorial chemistry and other disciplines. To accomplish this, we have invested as much as 21%, and we intend to invest a significant portion, of our revenues in research and development to build upon our leading-edge technological expertise and customer application knowledge.

   - INCREASE RECURRING REVENUE FROM OUR CONSUMABLE PRODUCTS. In order to increase the value of our existing products and enhance our market position, we dedicate a significant portion of our research and development efforts to introducing reagent kits that are optimized for use on our instruments. We have historically developed and produced reagent kits for our Threshold systems, and we now offer several kits for performing important assays on our Drug Discovery instruments. We focus our reagent development efforts in areas where we can provide enabling technologies; for example, our FLIPR Calcium Assay Kit allows customers to perform the most popular FLIPR assay using fewer steps than is required by the standard protocol. Other kits we have recently introduced expand the applications for our instruments into entirely new areas that are of significant interest to our customers, such as ion channel research. These products allow us to offer complete assay systems (instruments and reagents) to our customers, to increase our market share and to create a recurring revenue stream to balance the inherent variability of our instrument revenue.

   - EXPAND WORLDWIDE DISTRIBUTION AND SUPPORT. We maintain strong sales and support organizations in North America, Europe and Japan and a network of selected distribution partners to address regions that we do not serve directly. We intend to enhance our market presence by expanding our existing direct sales offices, opening new offices in attractive markets and forming additional distribution relationships in new regions. We believe that building a direct field presence in additional key markets will allow us to realize the full potential of these markets in terms of increased sales, closer customer relationships and improved competitive positioning.

   - ACQUIRE COMPLEMENTARY BUSINESSES AND TECHNOLOGIES. We intend to continue to seek businesses and technologies that will enhance our ability to provide complete, innovative solutions to drug discovery and life sciences research customers. As we identify these opportunities, we intend to seek acquisitions, partnerships and licensing arrangements with companies that meet our selection criteria. We will focus on acquisitions that allow us to gain access to novel technologies, broaden our product offerings to existing customers and extend our reach to new customers. For example, in 1998 we acquired the underlying technology for CLIPR, and in 1999 we acquired a complementary product line through our acquisition of Skatron Instruments AS. In 2000 we merged with LJL BioSystems, a leading provider of high-throughput systems that complemented our existing products and contributed significantly to our ability to provide the complete range of solutions that we currently offer.

   In addition to pursuing acquisitions, we intend to continue to seek partnerships and licensing arrangements to supplement our in-house research and development efforts and add complementary products to our existing offerings. In 2000, we made investments in two companies, Essen Instruments and Argonex, Inc., the parent company of Upstate Biotechnology. Essen is a company founded by the inventors of FLIPR which is developing technologies of significant interest to the drug discovery market, such as high-throughput cell electrophysiology systems. Upstate is a leading provider of cell signaling enzymes such as protein kinases, which are key components in some of the most frequently used assays in drug discovery.

OUR PRODUCTS

   Our products include a wide range of solutions for the Drug Discovery and Life Sciences Research markets.

                                                 DATE         US LIST PRICE         PRIMARY DRUG
                       PRODUCT                 INTRODUCED         RANGE         DISCOVERY APPLICATION
                       -------                 ----------  -------------------  ----------------------
          DRUG DISCOVERY
          FLIPR(96)                              1999      $314,500 - $404,500  HTS/Lead Optimization
          FLIPR(384)                             1998      $364,500 - $454,500  HTS/Lead Optimization
          CLIPR                                  1999      $344,500 - $390,000  HTS/Lead Optimization
          Analyst HT                             1998      $105,000 - $120,000  HTS
          Analyst AD                             1999      $ 76,000 - $ 94,500  Assay Development
          Acquest                                1998      $135,000 - $150,000  HTS
          FLIPR Calcium Assay Kit                2000      $  2,125 - $  2,500  HTS
          FLIPR Membrane Potential Assay Kit     2000      $  2,125 - $  2,500  HTS
          CLIPR Luciferase Assay Kit             2000      $    425 - $    500  HTS
          HEFP Assay Kits                        2000      $    850 - $    950  HTS
          Cytosensor                             1992      $ 59,500 - $ 99,500  HTS

          LIFE SCIENCES RESEARCH
          Emax                                   1988      $  5,000 - $  6,795  Assay Development
          Vmax                                   1987      $  6,000 - $  8,285  Assay Development
          VERSAmax                               1998      $  8,825 - $ 12,800  Assay Development
          SPECTRAmax 340 PC                      1998      $ 12,895 - $ 16,870  Assay Development
          SPECTRAmax 190                         1998      $ 17,525 - $ 27,500  Assay Development
          SPECTRAmax PLUS(384)                   2000      $ 23,000 - $ 30,950  Assay Development/HTS
          SPECTRAmax GEMINI XS                   2000      $ 30,775 - $ 38,750  Assay Development/HTS
          SPECTRAmax LMax                        2000      $ 25,000 - $ 31,000  Assay Development
          Skatron Liquid Handling Systems        1999      $  5,990 - $ 39,500  Assay Development/HTS
          Threshold Instrument                   1989             $49,500       Quality Control
          Threshold Reagent Kits                 1989      $  7,735 - $  9,450  Quality Control

DRUG DISCOVERY PRODUCTS

   Our Drug Discovery systems, which represented 51% of our total revenues in 2000, 46% of our total revenues in 1999 and 40% of our total revenues in 1998, are used to perform both biochemical and cell-based assays and are primarily targeted toward high-throughput screening and lead optimization.

FLIPR System

   Our FLIPR system satisfies a key demand from pharmaceutical companies for live cell analysis at a high-throughput rate. Many therapeutic drugs are targeted to cell membrane receptors: special proteins that function as control switches for cell activity and are triggered by the specific binding of soluble natural substances to relay messages to the cell via "signal transduction" mechanisms. Therapeutic drugs which act on receptors either mimic or block the action of the natural receptor-specific substance. The therapeutic potential of such drugs is, therefore, most appropriately studied using live cell systems. These studies are inherently challenging, but a high value is placed upon them by the pharmaceutical industry and the research community.

   Our FLIPR was the first instrument to enable high-throughput screening of live cells with high information content on cellular activation. The primary applications for our FLIPR system are the measurement of intracellular calcium ion flux and membrane potential change, both of which provide critical information on the activation of cells by test compounds.

   In our FLIPR system, cells, along with appropriate fluorescent dyes, are maintained in microplates in a thermally-controlled compartment together with compound-addition plates. Fluorescence activity is evaluated before, during, and after delivery of compounds to the wells to evaluate the effect of compounds on the cells. Laser light provides excitation illumination to the wells and fluorescence from the cells on the bottom of the wells is quantified with an electronic camera. During the reading cycle, a built-in pipettor transfers compound samples from the compound-addition plate to the cell plate and the reaction is continuously monitored by an ultrasensitive charge coupled device, a CCD camera, at intervals of less than one second. This strategy allows for real-time monitoring of cells before and after compound addition, thus allowing the measurement of rapid non-linear, response kinetics. Our FLIPR system's limited depth-of-field fluorometry optical design is patented. We currently offer two primary products based on our FLIPR technology platform.

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

   - FLIPR(96). This product is built on same chassis as the FLIPR(384) and is capable of all of the automation benefits of the FLIPR(384). The primary differentiation is that FLIPR(96) is not 384 well compatible, and therefore is targeted at lower throughput applications in lead optimization. We also offer an upgrade package for the FLIPR(96) that enables 384 well capability.


CLIPR System

   Our Chemiluminescence Imaging Plate Reader, or CLIPR, system was developed based on telecentric lens luminometer technology licensed from Affymax Research Institute in 1998. We introduced this system in the third quarter of 1999. It satisfies a key demand from pharmaceutical companies for live cell analysis at an ultra high-throughput rate using luminescence technology. This allows customers to perform popular assays, such as those involving reporter genes, at unprecedented speeds. CLIPR's applications also include non-cell-based assays such as SPA, which is among the most frequently-performed tests in the drug discovery market. These applications complement those of our FLIPR, Analyst and Acquest systems, offering solutions for a wide range of biochemical and cell-based assays.

   The system combines an ultra sensitive CCD camera with proprietary wide field optics to achieve ultra high-throughput by simultaneously imaging all of the wells on a microplate. As a result of the simultaneous imaging, CLIPR is compatible with any microwell plate format including 96, 384, 1536 and beyond. Our CLIPR system can be integrated with a linear track robot, used in workstation mode with an optional light-tight plate stacker module, or used in a stand-alone mode. CLIPR can support the analysis of over 200,000 samples in an eight-hour day.

Analyst and Acquest Systems

   Our Analyst and Acquest systems complement our other drug discovery offerings by providing industry-leading flexibility and throughput for a wide range of biochemical assays. These systems each feature seven different readout modalities, allowing customers to choose the one that is optimal for the particular screen they are performing. One of these readout modalities, fluorescence polarization, has become popular in recent years because it enables assays to be performed with greatly simplified protocols. We were pioneers in developing the market for fluorescence polarization, and our proprietary High Efficiency Fluorescence Polarization (HEFP(TM)) technology is incorporated into the Analyst and Acquest systems. Our HEFP technology enables miniaturized biochemical assays to be performed in a single step, a significant advantage over traditional biochemical assays.

   Analyst and Acquest provide several important customer benefits, including: increased throughput, improved analytical performance and flexibility (especially in higher density formats), lower reagent costs and compatibility with automation equipment. Analyst HT, launched in 1998, performs up to 70,000 screens per day. In 1998 we also introduced the ultra-high-throughput Acquest, capable of reading microplates in 96-, 384- and 1,536-well formats and running up to 200,000 assays per day. In 1999 we launched Analyst AD, which was designed specifically for assay development and is fully compatible with Analyst HT.

Cytosensor System

   We developed the Cytosensor system to provide a fast, reliable, single assay system to investigate multiple cellular functions in numerous cell types. Our Cytosensor system incorporates our core Light Addressable Potentiometric Sensor, or LAPS, technology, a detection system capable of measuring a wide variety of chemical reactions as they occur on the surface of a silicon based sensor, into a patented system that permits researchers to conduct microphysiometry, the study of cellular metabolism, without destroying the cells. Cellular metabolism is the most fundamental and essential of all physiological processes, and allows for the monitoring of cell activation, stimulation, growth, toxicity and other biochemical events crucial to the development of new therapeutics. We believe that the primary applications of the Cytosensor system are receptor characterization, orphan receptor identification, human cell pharmacological profiling and in vitro toxicology. We offer a 4-chamber Cytosensor system targeting customers with relatively low throughput requirements and an 8-chamber system for customers who require higher throughput.

Drug Discovery Reagents

   We are expanding our reagent business by focusing on the internal development of proprietary reagent kits optimized for our Drug Discovery instruments. We have historically developed and produced reagent kits for our Threshold systems, and in 1999 we began to sell consumables for our installed base of Drug Discovery instruments with the introduction of kits for performing important assays on FLIPR, CLIPR, Analyst and Acquest. Our reagent business is supported by a reagent development and marketing team, in-house organic chemistry labs and significant reagent production capacity. Our current Drug Discovery reagent offerings include:

   - FLIPR Calcium Assay Kit. This product was released in 2000, and has begun to revolutionize the way FLIPR calcium assays are performed. The kit's unique feature is that it enables researchers to eliminate a step in the assay protocol, thereby saving up to 15 minutes of processing time for each 384 well plate. This kit has the potential to significantly increase throughput, reduce costs and increase screening efficiency.

   - FLIPR Membrane Potential Assay Kit. Based on a similar time-saving methodology as the Calcium Assay Kit, this product allows researchers to measure changes in the electrical potential of live cell membranes, a key indicator of ion channel activity. Ion channels are implicated in many major diseases and are therefore a target of great interest to drug discovery customers.

   - CLIPR Luciferase Assay Kit. This is optimized for 1536 well plates used with the CLIPR system and targeted at reporter gene assay applications.

   - HEFP Assay Kits. Our HEFP reagent kits, optimized for use on our Analyst and Acquest systems, include STX-1, TKXtra Explorer, and cAMP.


LIFE SCIENCES RESEARCH PRODUCTS

   Our Life Sciences Research products, which represented 49% of total revenues in 2000, 54% of total revenues in 1999 and 60% of total revenues in 1998, encompass our Maxline and Threshold product lines. The Maxline family of products consists primarily of advanced microplate readers. Microplate readers have become one of the most fundamental tools used in life sciences research by addressing the increasing need for the acquisition and processing of large quantities of biochemical and biological data. Microplate readers provide scientists the benefit of high-throughput analysis in a standardized, multi-sample format. Because of the productivity gains using a multi-sample format, microplates have largely replaced test tubes and cuvettes for many life sciences applications.

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

Maxline

   Our Maxline strategy has been to continue to introduce new products that include first-of-a-kind features, as well as to offer varying feature sets and price points to address different market segments. We have historically focused on the premium end of the microplate reader market through offering products with advanced capabilities. Some of the first-of-a-kind features that we have pioneered include the first reader and software capable of kinetic analysis, the first monochromator-based reader that enabled continuous wavelength selection and the first reader capable of performance comparable to a spectrophotometer. In each case, we believe that the innovation helped expand the utility of microplate readers and, more broadly, the available market for microplate readers. Our Maxline family currently includes the following primary products:

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

   - SPECTRAmax PLUS(384). The SPECTRAmax PLUS, introduced in 1997, was our first microplate reader aimed at the spectrophotometer market. It was the industry's first microplate reader that was able to combine the high-throughput of a microplate reader with the performance of a cuvette based spectrophotometer as a result of our patented PathCheck Sensor technology. The SPECTRAmax PLUS was also the first microplate reader with the ability to read wavelengths as short as 190 nanometers and as long as 1,000 nanometers, the equivalent range to a spectrophotometer. The SPECTRAmax PLUS(384), introduced in 2000, addresses the needs of the high-throughput screening market by adding 384-well plate compatibility.

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

   - SPECTRAmax LMax. SPECTRAmax LMax, introduced in 2000, is our first reader to offer customers sensitive luminescence detection in a bench-top instrument.

Skatron

   We acquired a line of liquid handling systems, primarily washers, through our acquisition of Skatron in 1999. Washers are used to dispense and remove fluid from microwell plates and are used as an integral step during the course of many assays. The Skatron products bring a complete line of state-of-the-art microwell plate washers and other related tools, including cell harvesters, to the Life Sciences Research product family. These products include a variety of cell and plate washers that offer 96, 384 and 1536 well washing capabilities.

Threshold System

   Our Threshold system is comprised of a detection instrument and proprietary reagents. Our Threshold system incorporates our LAPS technology to quantitate a variety of biomolecules such as DNA, proteins and mRNA rapidly and accurately. The demand for systems which can quantitate contaminants in the manufacturing and quality control of bioengineered products is in response to the growing number of biopharmaceutical therapeutics both entering clinical trials and receiving regulatory approval for commercial sale. The Threshold system emerged from a need by biopharmaceutical companies for more sensitive and reproducible methods to detect contaminants in biopharmaceuticals during the manufacturing and quality control process. Traditional detection methods, such as DNA hybridization, can be slow, difficult to use in a manner that provides reproducible and transferable results, and often require the use of radioactive materials for detection. We believe that the Threshold system is the only commercially available, fully-integrated system capable of rapidly and accurately quantitating DNA with picogram level sensitivity. The Threshold family of products includes a workstation, software and consumable reagent kits.


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


RESEARCH AND DEVELOPMENT

   Our research and development team included 82 full time employees as of December 31, 2000. Our combined operations have typically invested 17% to 21% of our revenues in research and development, which has resulted in a track record of technological innovation. Over 76% of our revenues in 2000 were derived from products that we introduced in the last three years. Our research and development expenditures were approximately $16.8 million in 2000, $14.1 million in 1999 and $11.2 million in 1998.

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


MARKETING AND CUSTOMERS

   Our sales and marketing organization included 137 full time employees in North America, Europe and Japan as of December 31, 2000. We distribute our products primarily through direct sales representatives in North America. We have subsidiaries in the United Kingdom, Germany and Japan responsible for selling and servicing our products. Our direct sales effort is supported by a team of service, technical and applications specialists employed by us. We also sell our products through international distributors, most of which enter into distribution agreements with us that provide for exclusive distribution arrangements and minimum purchase targets. Such agreements also generally prohibit the distributors from designing, manufacturing, promoting or selling any products that are competitive with our products.

   Our customers include leading pharmaceutical and biotechnology companies as well as medical centers, universities, government research laboratories and other institutions throughout the world. No single customer accounted for more than 5% of our total 2000 revenues.

   In 2000, sales to customers outside the United States accounted for 37% of total revenues and total sales denominated in foreign currencies accounted for 20% of total revenues. We anticipate that international sales will account for an increasing percentage of revenues in the future. We expect to continue expanding our international operations in order to take advantage of increasing international market opportunities resulting from worldwide growth in the life sciences industry.


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


PATENTS AND PROPRIETARY TECHNOLOGIES

   We protect our proprietary rights from unauthorized use by third parties to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. As of December 31, 2000, we were maintaining 40 U.S. patents and other corresponding foreign patents based on our discoveries that have been issued or allowed. In addition, as of that date, we had 55 patent applications pending in the United States and had filed several corresponding foreign patent applications.

   We are a party to various license agreements that give us rights to use certain technologies. We pay royalties to the parties from which we licensed or acquired the core technologies.

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

   The life sciences research market is characterized by intense competition among a number of companies, including Bio-Tek Instruments, Packard BioScience, PerkinElmer, Tecan and Thermo BioAnalysis, that offer, or may in the future offer, products with performance capabilities generally similar to those offered by our products. We expect that competition is likely to increase in the future, as several current and potential competitors have the technological and financial ability to enter the microplate reader market. Our Maxline products are generally priced at a premium to other microplate readers. We compete in the microplate reader market primarily on the basis of performance and productivity. Many companies, research institutions and government organizations that might otherwise be customers for our products employ methods for bioanalytical analysis that are internally developed.

   The drug discovery market is also characterized by intense competition among a number of companies, including AP Biotech, Applied Biosystems, Aurora Biosciences, Cellomics, Packard BioScience, and PerkinElmer, that offer, or may in the future offer, products with performance capabilities generally similar to those offered by our products. We believe that the primary competitive factors in the market for our products are throughput, quantitative accuracy, breadth of applications, ease-of-use, productivity enhancement, quality, support and price/performance. We believe that we compete favorably with respect to these factors.

   Many of our competitors have significantly greater financial, technical, marketing, sales and other resources than we do. In addition to competing with us with respect to product sales, these companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel.

GOVERNMENT REGULATION

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


EMPLOYEES

   As of December 31, 2000, we employed 332 persons full time, including 82 in research and development, 81 in manufacturing, 137 in marketing and sales and 32 in general administration and finance. Of these employees, 56 hold Ph.D. or other advanced degrees. None of our employees is covered by collective bargaining agreements, and we consider relations with our employees to be good.


BUSINESS RISKS

   Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks that we do not know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be harmed and the trading price of our common stock could decline.

   VARIATIONS IN THE AMOUNT OF TIME IT TAKES FOR US TO SELL OUR PRODUCTS AND COLLECT ACCOUNTS RECEIVABLE AND THE TIMING OF CUSTOMER ORDERS MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

   The timing of capital equipment purchases by customers is expected to be uneven and difficult to predict. Our products represent major capital purchases for our customers. The list prices for our instruments range from $5,000 to $494,500. Accordingly, our customers generally take a relatively long time to evaluate our products, and a significant portion of our revenues is typically derived from sales of a small number of relatively high-priced products. Purchases are generally made by purchase orders and not long-term contracts. Delays in receipt of anticipated orders for our relatively high priced products could lead to substantial variability from quarter to quarter. Furthermore, we have historically received purchase orders and made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could have a materially adverse affect on results of operations for that quarter.

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

   IF WE ARE NOT SUCCESSFUL IN DEVELOPING NEW AND ENHANCED PRODUCTS, WE MAY LOSE MARKET SHARE TO OUR COMPETITORS.

   The life sciences instrumentation market is characterized by rapid technological change and frequent new product introductions. Over 76% of our revenues in 2000 were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing them. Any significant delay in releasing new systems could adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.

   WE MUST EXPEND A SIGNIFICANT AMOUNT OF TIME AND RESOURCES TO DEVELOP NEW PRODUCTS AND IF THESE PRODUCTS DO NOT ACHIEVE COMMERCIAL ACCEPTANCE, OUR OPERATING RESULTS MAY SUFFER.

   We expect to spend a significant amount of time and resources to develop new products and refine existing products. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenues from the sale of new products. Our ability to commercially introduce and successfully market new products is subject to a wide variety of challenges during this development cycle that could delay introduction of these products. In addition, since our customers are not obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, our operating results will suffer. We cannot predict whether new products that we expect to introduce will achieve commercial acceptance. Our products are generally priced higher than competitive products, which may impair commercial acceptance.

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

   Lawsuits could be expensive, take significant time and divert management's attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, our stock price could decline.

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

   For example, we relied primarily on a single supplier of disposable plastic tips used with our FLIPR(384) system for most of 2000, and we experienced delays and customer dissatisfaction due to our supplier's inability to deliver an adequate supply of tips. We now have an alternative supplier for the disposable plastic tips but we cannot predict whether we will encounter additional similar delays in the future. Our current supplier and known potential alternative suppliers of disposable plastic tips used with our FLIPR(384) system are our competitors.

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

   WE MAY ENCOUNTER MANUFACTURING AND ASSEMBLY PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOST REVENUES.

   We assemble our systems in our manufacturing facilities located in Sunnyvale, California and Norway. Our manufacturing and assembly processes are highly complex and require sophisticated, costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our manufacturing facilities could seriously harm our ability to satisfy our customer order deadlines. As a result of the electricity crisis in California, our Sunnyvale manufacturing facility periodically runs the risk of a partial or complete power failure. If we cannot deliver our systems in a timely manner, our revenues will likely suffer.

   Our product sales depend in part upon manufacturing yields. We currently have limited manufacturing capacity and experience variability in manufacturing yields. We are currently manufacturing high-throughput instruments in-house, in limited volumes and with largely manual assembly. If demand for our high-throughput instruments increases, we will either need to expand our in-house manufacturing capabilities or outsource to other manufacturers. If we fail to deliver our products in a timely manner, our relationships with our customers could be seriously harmed, and revenues would decline.

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

   WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

   We expect to continue to experience significant growth in the number of our employees and customers and the scope of our operations, including as a result of potential acquisition. This growth may continue to place a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees. Our future success is heavily dependent upon growth and acceptance of new products. If we cannot scale our business appropriately or otherwise adapt to anticipated growth and new product introductions, a key part of our strategy may not be successful.

   WE RELY UPON DISTRIBUTORS FOR PRODUCT SALES AND SUPPORT OUTSIDE NORTH
   AMERICA.

   In 2000, approximately 17% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. In January 2001, we acquired our Japanese distributor, Nihon Molecular Devices. As a result, we will be providing direct sales and service support to customers in this substantial market. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a materially adverse affect on our business, financial condition and results of operations.

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

   WE DEPEND ON OUR KEY PERSONNEL, THE LOSS OF WHOM WOULD IMPAIR OUR ABILITY TO COMPETE.

   We are highly dependent on the principal members of our management, engineering and scientific staff. The loss of the service of any of these persons could seriously harm our product development and commercialization efforts. In addition, research, product development and commercialization will require additional skilled personnel in areas such as chemistry and biology, software engineering and electronic engineering. Our corporate headquarters is located in Sunnyvale, California, where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for qualified personnel is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business.

   WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN CURRENCY EXCHANGE RATE, POLITICAL AND ECONOMIC RISKS.

   We maintain facilities in Norway, the United Kingdom, Germany and Japan, and sales to customers outside the United States accounted for approximately 37% our revenues in 2000. We anticipate that international sales will continue to account for a significant portion of our revenues.

   All of our sales to international distributors are denominated in U.S. dollars. All of our direct sales in the United Kingdom, Germany, France and Canada are denominated in local currencies and totaled $19.2 million (20% of total revenues) in 2000. In early 2001, we acquired our Japanese distributor and, as a result, our future direct sales there will be denominated in local currency. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Historically, foreign exchange gains and losses have been immaterial to our results of operations. However, we cannot predict whether these gains and losses will continue to be immaterial, particularly as we increase our direct sales outside North America. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions.

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

   OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE STOCKHOLDERS TO LOSE A SUBSTANTIAL PART OF THEIR INVESTMENT IN OUR STOCK.

   The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. During 2000, our stock price ranged from $39.69 to $113.13. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

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

   OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN OUR FORWARD-LOOKING STATEMENTS.

   This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. When used in this report, you can identify forward-looking statements by terminology such as "anticipates," "plans," "predicts," "expects," "estimates," "intends," "will," "continue," "may," "potential," "should" and the negative of these terms or other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of many factors, including those set forth here under "Business Risks" and elsewhere in this report.

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

ITEM 2.  PROPERTIES

   We lease four facilities with approximately 138,100 square feet of laboratory, manufacturing and administrative space in Sunnyvale, California. We also lease sales and service offices in the United Kingdom and Germany, and a small manufacturing facility in Norway. We believe that our current facilities will be sufficient for our operations through at least 2002. These properties are described below:

        LOCATION            OWNERSHIP                   FACILITIES                 LEASE EXPIRATION
-------------------------- ------------- ----------------------------------------- -----------------
1311 Orleans Drive            Leased     Approximately  60,000 square feet of      October 31, 2007
Sunnyvale, CA  94089                     office and manufacturing space

1312 Crossman Avenue        Subleased    Approximately 54,400 square feet  of      April 30, 2003
Sunnyvale, CA  94089                     office and manufacturing space

404 Tasman Drive              Leased     Approximately 14,100 square feet of       January 31, 2001
Sunnyvale, CA  94089                     office and manufacturing space

405 Tasman Drive            Subleased    Approximately 9,600 square feet of        August 30, 2002
Sunnyvale, CA  94089                     office and manufacturing space

Wokingham, England            Leased     Approximately 4,200 square feet of        August 20, 2009
                                         office space

Munich, Germany               Leased     Approximately 3,500 square feet of        October 31, 2001
                                         office space

Oslo, Norway                  Leased     Approximately 17,500 square feet of       December 12, 2001
                                         office and manufacturing space


ITEM 3. LEGAL PROCEEDINGS

   We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol "MDCC."

   The prices per share reflected on the table below represent the range of high and low closing sales prices of the common stock on the Nasdaq National Market, for the period indicated.

                                  2000                   1999
                           --------------------    -----------------
                             HIGH        LOW        HIGH      LOW
                           -------     --------    ------    -------
First Quarter.........     113 1/8     42 3/8      31        20 1/2
Second Quarter........      77 3/4     39 11/16    37 1/2    21 3/4
Third Quarter.........     110 7/16    55 1/2      41 1/2    26 1/18
Fourth Quarter........      99 1/4     48 7/8      52        27 17/18

   Historically, we have not paid cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. Any future cash dividends will be determined by the Board of Directors. As of March 26, 2001, there were approximately 5,235 stockholders of record of Molecular Devices. On March 26, 2001, the last sale price reported on the Nasdaq National Market for our common stock was $45.50 per share.

   We entered into employment arrangements with each of Joseph D. Keegan, Ph.D., Mr. Timothy A. Harkness and Mr. John S. Senaldi pursuant to which we are obligated to issue to each such officer shares of our common stock in exchange for services rendered. As a result of these arrangements, we issued shares of our common stock to these officers in 2000 on the dates and amounts indicated below in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

                                     NUMBER
                                    OF SHARES  DATE OF ISSUE
                                    ---------  -------------
             Dr. Keegan..........     3,750      03/30/2000

             Mr. Harkness........     1,250      01/09/2000
                                      1,250      04/09/2000
                                      1,250      07/09/2000

             Mr. Senaldi.........       312      02/06/2000
                                        312      05/06/2000
                                        312      08/06/2000

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following table sets forth selected historical financial information for Molecular Devices, certain portions of which are based on, and should be read in conjunction with, our audited consolidated financial statements that are being filed as a part of this report.

                                                                        YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------------------
                                                         2000         1999      1998        1997        1996
                                                       ---------    -------   --------    --------    --------
CONSOLIDATED STATEMENTS OF INCOME DATA:
Revenues                                               $  96,035    $71,902   $ 52,234    $ 43,490    $ 40,211
Cost of revenues                                          35,583     26,299     20,203      16,745      14,496
                                                       ---------    -------   --------    --------    --------
Gross margin                                              60,452     45,603     32,031      26,745      25,715
Operating expenses:
  Research and development                                16,796     14,150     11,158       8,232       6,965
  Merger and acquisition expenses                         15,181      2,037        876          --       4,637
  Selling, general and administrative                     31,906     25,630     19,386      14,028      13,982
                                                       ---------    -------   --------    --------    --------
Total operating expenses                                  63,883     41,817     31,420      22,260      25,584
                                                       ---------    -------   --------    --------    --------
Income (loss) from operations (1)                         (3,431)     3,786        611       4,485         131
Other income, net                                          4,912      1,921      2,178       1,448       1,255
                                                       ---------    -------   --------    --------    --------
Income before income taxes                                 1,481      5,707      2,789       5,933       1,386
Income tax provision (benefit)                             6,415      2,056        956       2,017      (1,386)
                                                       ---------    -------   --------    --------    --------

Net income (loss)                                      $  (4,934)   $ 3,651   $  1,833    $  3,916    $  2,772
                                                       =========    =======   ========    ========    ========

Basic net income (loss) per share                      $   (0.32)   $  0.27   $   0.15    $   0.35    $   0.27
                                                       =========    =======   ========    ========    ========

Diluted net income (loss) per share                    $   (0.32)   $  0.26   $   0.14    $   0.33    $   0.25
                                                       =========    =======   ========    ========    ========

Shares used in computing basic net
income (loss) per share                                   15,246     13,347     12,407      11,107      10,178
                                                       =========    =======   ========    ========    ========
Shares used in computing diluted net
income (loss) per share                                   15,246     14,149     12,965      11,906      10,987
                                                       =========    =======   ========    ========    ========

PRO FORMA CONSOLIDATED STATEMENTS OF INCOME DATA(2):

  Pro forma operating income                           $  11,750    $ 5,823   $  1,487    $  4,485    $  4,768
                                                       =========    =======   ========    ========    ========
  Pro forma net income                                 $  10,247    $ 4,954   $  2,409    $  3,916    $  3,704
                                                       =========    =======   ========    ========    ========
  Pro forma diluted net income per share               $    0.62    $  0.35   $   0.19    $   0.33    $   0.34
                                                       =========    =======   ========    ========    ========

                                                                            DECEMBER 31,
                                                       -------------------------------------------------------
                                                         2000         1999      1998        1997        1996
                                                       ---------    -------   --------    --------    --------
                                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments      $  97,091    $36,650   $ 40,030    $ 32,298    $ 24,893
Working capital                                          138,184     65,748     55,014      42,031      25,135
Total assets                                             180,033     86,849     72,319      50,752      37,326
Retained earnings (accumulated deficit)                   (4,833)       101     (3,550)     (5,383)     (9,297)
Total stockholders' equity                               163,633     74,304     60,700      44,098      27,125

-----------------
(1) Our 2000 income from operations included a $15.2 million charge related to direct costs incurred due to the merger with LJL BioSystems, which was accounted for as a pooling of interests. Our 1999 income from operations included a $2.0 million write-off for the acquisition of in-process technology and acquisition costs relating to our acquisition of Skatron Instruments AS. Our 1998 income from operations included an $876,000 write-off for the acquisition of in-process technology and acquisition costs relating to our acquisition of certain technology rights from Affymax Research Institute. Our 1996 income from operations included a $4.6 million write-off for the acquisition of in-process technology and acquisition costs related to our acquisition of NovelTech Systems.

(2) We have excluded the impact of the write-offs of in-process technology and acquisition costs in 2000, 1999, 1998 and 1996 described in footnote (1) above, net of tax. 1996 also excluded the tax benefits we realized from the utilization of net operating loss carryforwards and included a provision for taxes at a 38.5% effective rate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Except for the historical information contained herein, the following discussion contains "forward-looking" statements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes", "anticipates", "plans", "predicts", "expects", "estimates", "intends", "will", "continue", "may", "potential", "should" and similar expressions are intended to identify forward-looking statements. There area number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, those discussed in this section as well as under "Item I. Business--Business Risks" and "Qualitative and Quantitative Disclosures about Market Risk" and the risks detailed from time to time in the Company's SEC reports, including this Annual Report on Form 10-K for they year ended December 31, 2000.

   We are a leading supplier of high-performance bioanalytical measurement systems, which accelerate and improve drug discovery and other life sciences research. Our systems and consumables enable pharmaceutical and biotechnology companies to leverage advances in genomics and combinatorial chemistry by facilitating the high-throughput and cost-effective identification and evaluation of drug candidates. Molecular Devices instruments systems are based on our advanced core technologies that integrate our expertise in engineering, molecular and cell biology, and chemistry. We enable our customers to improve research productivity and effectiveness, which ultimately accelerates the complex process of discovering and developing new drugs.

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

   Our combined operations have typically invested 17% to 21% of our revenues in research and development, which has resulted in a track record of technological innovation. Over 76% of our revenues in 2000 were derived from products that we introduced in the last three years. We have sold over 15,000 instruments in our history.

   Our customers include small and large pharmaceutical, biotechnology and industrial companies as well as medical centers, universities, government research laboratories and other institutions throughout the world. No single customer accounted for more than 5% of our consolidated revenues in 2000. We recognize revenue on the sale of our products at the time of shipment and transfer of title to customers and distributors. There are no significant customer acceptance requirements or post shipment obligations on our part. Service contract revenue is deferred at the time of sale and recognized ratably over the period of performance. Total service revenue was less than 5% of total revenues for all periods presented. In 2000, sales to customers outside the United States accounted for 37% of total revenues and total sales denominated in foreign currencies accounted for 20% of total revenues. We typically experience a decrease in the level of sales in the first calendar quarter as compared to the fourth quarter of the preceding year because of budgetary and capital equipment purchasing patterns in the life sciences industry. We expect this trend to continue in future years.

RESULTS OF OPERATIONS

   The following table summarizes our consolidated statement of income as a percentage of revenues:

                                                                YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                                                 2000     1999     1998
                                                               -------- -------- ------
Revenues...................................................     100.0%   100.0%   100.0%
Cost of revenues...........................................      37.1     36.6     38.7
                                                                -----    -----    -----
Gross margin...............................................      62.9     63.4     61.3
Research and development...................................      17.5     19.7     21.4
Merger and acquisition expenses............................      15.8      2.8      1.7
Selling, general and administrative........................      33.2     35.6     37.1
                                                                -----    -----    -----
Income (loss) from operations..............................      (3.6)     5.3      1.1
Other income, net..........................................       5.2      2.7      4.2
                                                                -----    -----    -----
Income before income taxes.................................       1.6      8.0      5.3
Income tax provision.......................................       6.7      2.9      1.8
                                                                -----    -----    -----
Net income (loss)..........................................      (5.1)%    5.1%     3.5%
                                                                ======   =====    =====
Pro forma net income(1)....................................      10.7 %    6.9%     4.6%
                                                                ======   =====    =====

----------

(1) Excludes the impact of the merger and acquisition expenses recorded in 2000, 1999 and 1998, net of tax.


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

   Revenues for 2000 increased by 34% to $96.0 million from $71.9 million in 1999. Revenues for 1999 increased by 38% to $71.9 million from $52.2 million in 1998. This top-line growth was driven by strong contributions from both our Life Sciences Research and Drug Discovery product families in each year. Life Sciences Research revenues increased in 2000 primarily due to the worldwide strength of the SPECTRAmax PLUS (384) and SPECTRAmax Gemini XS, both introduced in the first quarter of 2000, and increased Threshold revenues worldwide. In 1999, the Life Sciences Research revenues increased primarily due to the worldwide strength of the SPECTRAmax Gemini. Drug Discovery growth was driven primarily by the continued worldwide demand for our FLIPR(384) as well as increased sales of LJL BioSystems' Analyst AD and Analyst HT.

   Gross margin decreased slightly to 62.9% in 2000 from 63.4% in 1999. Gross margin increased to 63.4% in 1999 from 61.3% in 1998. The 1998 to 1999 increase related to increased sales of higher margin products in both the Life Sciences Research and Drug Discovery product families, primarily the SPECTRAmax GEMINI and FLIPR(384) and LJL BioSystems' Analyst HT.

   Research and development expenses for 2000 increased to $16.8 million from $14.2 million in 1999, an increase of 19%. Research and development expenses for 1999 increased to $14.2 million from $11.2 million in 1998, an increase of 27%. The increased spending for both periods is primarily the result of additional personnel as well as increased expenditures on development activities required to support both the introduction and on-going development of new Life Sciences Research and Drug Discovery products, including new reagent kits optimized for use on our detection systems.

   We recorded a charge of $15.2 million during the third quarter of 2000 related to the merger with LJL BioSystems, including transition costs, investment banking, legal and other advisory services. We recorded a charge of $2.0 million during the second quarter of 1999 due to the write-off of acquired in-process research and development related to our acquisition of Skatron. We recorded a charge of $876,000 during the third quarter of 1998 due to the write-off of acquired in-process technology and acquisition costs relating to our acquisition of certain technology rights from Affymax Research Institute. The acquired in-process research and development had no alternative future use at the date of acquisition.

   Selling, general and administrative expenses for 2000 increased to $31.9 million from $25.6 million in 1999, an increase of 24%. Selling, general and administrative expenses for 1999 increased to $25.6 million from $19.4 million in 1998, an increase of 32%. The increased spending for both periods is primarily the result of additional spending on marketing, sales and service related activities (including additional personnel) as we continued our efforts to expand worldwide market coverage and introduce new products. Selling, general and administrative expenses as a percentage of revenues were 33.2% in 2000, 35.6% in 1999 and 37.1% in 1998, reflecting improved operating leverage as our revenue base has grown.

   Other income (net), consisting primarily of interest income, increased by 156% in 2000 to $4.9 million from $1.9 million in 1999 due to an increased average cash balance primarily as a result of the capital raised through our secondary offering in May 2000 and the capital raised by LJL BioSystems' private placement. Other income (net) decreased by 12% in 1999 to $1.9 million from $2.2 million in 1998 due to a decreased average cash balance primarily as a result of the Skatron acquisition.

   We recorded income tax provisions of $6.4 million in 2000, $2.1 million in 1999 and $1.0 million in 1998. These provisions reflected a 38.5%, 36.0% and 34.3% effective tax rate in 2000, 1999 and 1998, respectively. The effective tax rate for 2000 is calculated on profit before tax excluding the LJL BioSystems merger expenses, which are not deductible for income tax purposes. The lower rates in 1999 and 1998 are primarily due to the realization of net operating loss carryforwards of LJL BioSystems in those years.


LIQUIDITY AND CAPITAL RESOURCES

   We had cash, cash equivalents and short-term investments of $97.1 million at December 31, 2000 compared to $36.6 million at December 31, 1999. Prior to the merger with LJL BioSystems, we had typically financed our operations primarily from cash flows provided by operating activities. However, due to the $15.2 million merger charge in the third quarter of 2000 and LJL BioSystems' operating losses, $7.1 million, $4.4 million and $1.2 million was used in operating activities during 2000, 1999 and 1998, respectively. Net cash used in investing activities was $69.7 million, $5.8 million and $10.5 million in 2000, 1999 and 1998, respectively. The substantial increase in 2000 was primarily due to: (1) $50.7 million of net short-term investment purchases, (2) $11.5 million invested in other assets, primarily a $10.0 million investment in Argonex, Inc. and a $1.1 million strategic equity investment in a privately held company and (3) $7.4 million of capital expenditures, primarily related to our facilities expansion in Sunnyvale, California. The decrease from 1998 to 1999 was primarily due to the maturity of short-term investments, offset by $7.1 million of cash used for the acquisition of Skatron. Net cash provided by financing activities was $87.0 million in 2000, $8.0 million in 1999 and $13.9 million in 1998. The 2000 proceeds were primarily generated by Molecular Devices' public offering in the second quarter of 2000, the LJL BioSystems private placement in the first quarter of 2000, as well as cash proceeds from stock option exercises during the year. The 1999 and 1998 proceeds relate primarily to the private placement by LJL BioSystems in 1999 and LJL BioSystems' initial public offering in 1998, as well as stock option exercises in each of those years.

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

   We have generated sufficient cash flow to fund our capital requirements primarily through financing activities over the last three years. However, we cannot assure you that we will not require additional financing in the future to support our existing operations or potential acquisition and technology licensing opportunities that may arise. Therefore, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.

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

RECENT PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and 138, which is effective for us for the year beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives will be reported currently in earnings or in other comprehensive income, depending on their effectiveness pursuant to SFAS No. 133. As of December 31, 2000, we had not engaged in hedging activities. However, we anticipate engaging in hedging activity in the future, and therefore, expect to be impacted by the pronouncement at such time.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to market risk, including changes in interest rates and foreign currency exchange rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. A discussion of our accounting policies for financial instruments and further disclosures relating to financial institutions is included in the Summary of Significant Accounting Policies note in the Notes to Consolidated Financial Statements included in this report.

   Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. We invest our excess cash primarily in demand deposits with United States banks and money market accounts and short-term securities. These securities, consisting of $45.3 million of commercial paper and $10.0 million of U.S. government agency securities, are carried at market value, which approximate cost, typically mature or are redeemable within 90 to 360 days, and bear minimal risk. We have not experienced any significant losses on the investments.

   We are exposed to changes in exchange rates primarily in the United Kingdom, Germany and Canada, where we sell direct in local currencies. All other export sales, with the exception of sales into Canada, are denominated in U.S. dollars and bear no exchange rate risk. However, a strengthening of the U.S. dollar could make our products less competitive in overseas markets. Gains and losses resulting from foreign currency transactions in Canada have historically been immaterial. Translation gains and losses related to our foreign subsidiaries in the United Kingdom, Germany and Norway are accumulated as a separate component of stockholders' equity. Those gains and losses have historically been immaterial.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements of Molecular Devices and financial statement schedules are attached to this report as pages 32 through 52.

   Financial Statements:

   -  Report of Ernst & Young LLP, Independent Auditors

   -  Report of PricewaterhouseCoopers LLP, Independent Auditors

   -  Consolidated Balance Sheets at December 31, 2000 and 1999

   - Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000

   - Consolidated Statements of Stockholders' Equity for the three years in the period ended December 31, 2000

   - Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000

   -  Notes to Consolidated Financial Statements

   Financial Statement Schedules:

   Schedule II -- Valuation and Qualifying Accounts

   All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to Directors and Executive Officers may be found in the sections entitled "Proposal 1 -- Election of Directors," and "Executive Officers of the Company," respectively, appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on May 24, 2001 (the "Proxy Statement"). Such information is incorporated herein by reference.


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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

   1.  Financial Statements -- See Index to Consolidated Financial Statements as
       Item 8 on page 26 of this report.

   2. Financial Statement Schedules -- See Index to Consolidated Financial Statements as Item 8 on page 26 of this report.

   3.  Exhibits

EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
-------                             -----------------------
 2.1(1)        Form of Agreement and Plan of Merger between the Registrant and
               Molecular Devices Corporation, a California Corporation
 2.2(2)        Stock and Asset Purchase Agreement, dated as of May 17, 1999, among Molecular Devices Corporation, a Delaware corporation,
               Helge Skare, Wiel Skare, Steinar Faanes and Sten Skare, each an individual resident in Norway, Skatron Instruments AS, a
               Norwegian company, and Skatron Instruments, Inc., a Virginia corporation
 2.3(2)        Escrow Agreement, dated as of May 17, 1999, among Molecular
               Devices Corporation, a Delaware corporation, Helge Skare, Wiel
               Skare and Greater Bay Trust Company, as Escrow Agent
 2.4(6)        Agreement and Plan of Merger and Reorganization dated as of June
               7, 2000 by and among Molecular Devices Corporation, Mercury
               Acquisition Sub, Inc. and LJL BioSystems, Inc.
 3.1(1)        Amended and Restated Certificate of Incorporation of Registrant
 3.2(1)        Bylaws of the Registrant
 4.1(1)        Specimen Certificate of Common Stock of Registrant
10.1(1)*       1988 Stock Option Plan
10.2(1)*       Form of Incentive Stock Option under the 1988 Stock Option Plan
10.3(1)*       Form of Supplemental Stock Option under the 1988 Stock Option
               Plan
10.4(1)*       1995 Employee Stock Purchase Plan
10.6(1)*       Form of Nonstatutory Stock Option under the 1995 Non-Employee
               Directors' Stock Option Plan
10.8(1)*       Form of Incentive Stock Option under the 1995 Stock Option Plan
10.9(1)*       Form of Nonstatutory Stock Option under the 1995 Stock Option
               Plan
10.10(1)*      Form of Early Exercise Stock Purchase Agreement under the 1995
               Stock Option Plan
10.11(1)*      Form of Indemnity Agreement between the Registrant and its
               Directors and Executive Officers
10.12(1)*      Consulting Agreement dated July 20, 1988 by and between the
               Registrant and Harden M. McConnell, Ph.D.
10.19(2)*      Key Employee Agreement for Joseph D. Keegan dated March 11, 1998, as amended
10.20(3)       Exclusive License and Technical Support Agreement dated August
               28, 1998 by and between the Registrant and Affymax
10.21(3)*      Employee Offer Letter for Tim Harkness
10.22(3)*      Employee Offer Letter for Tony Lima
10.23(3)*      Employee Offer Letter for John Senaldi
10.24(5)*      1995 Non-Employee Director's Stock Option Plan, as amended
10.25(5)*      1995 Stock Option Plan, as amended
10.26(7)*      Employee Offer Letter for Patricia Sharp
10.27(8)*      LJL BioSystems 1994 Equity Incentive Plan and Forms of Agreements
10.28(8)*      LJL BioSystems 1997 Stock Plan and Forms of Agreements
10.29(8)*      LJL BioSystems 1998 Directors' Stock Option Plan and Forms of
               Agreements

EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
-------                             -----------------------
10.30(8)       Equipment Financing Agreement dated February 16, 1998 between LJL
               BioSystems and Lease Management Services, Inc.
10.31(9)       Lease between the Company and Coptech West
10.32          Sublease Agreement dated September 9, 1999 by and between
               Medtronic, Inc. and the Registrant
10.33          Lease Agreement dated May 26, 2000 by and between Aetna Life
               Insurance Company and the Registrant
21.1           Subsidiaries of the Registrant
23.1           Consent of Ernst & Young LLP, Independent Auditors
23.2           Consent of PricewaterhouseCoopers LLP, Independent Auditors

----------

(1) Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2) Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 1998, and filed August 13, 1998.

(3) Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 1998, and filed November 13, 1998.

(4) Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed May 26, 1999.

(5) Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 1999 and filed August 10, 1999.

(6) Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed June 12, 2000.

(7) Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 2000 and filed on November 13, 2000.

(8) Incorporated by reference to the similarly described exhibit filed with LJL BioSystems' Registration Statement on Form S-1 (File No. 333-43529) declared effective on March 12, 1998.

(9) Incorporated by reference to the similarly described exhibit filed with LJL BioSystems' Form 10-Q for the quarter ended March 31, 1998.

 *  Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 2000.

(c) Exhibits

    See Item 14(a) above.

(d) Financial Statement Schedule

    See Item 14(a) above.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.


                                     MOLECULAR DEVICES CORPORATION


                                     By:     /s/ JOSEPH D. KEEGAN, PH.D.
                                         --------------------------------------
                                                 Joseph D. Keegan, Ph.D.
                                          President and Chief Executive Officer

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


                  SIGNATURE                                       TITLE                            DATE
                  ---------                                       -----                            ----


         /s/ JOSEPH D. KEEGAN, PH.D.              President, Chief Executive Officer          March 30, 2001
--------------------------------------------                  and  Director
           Joseph D. Keegan, Ph.D.                    (Principal Executive Officer)

           /s/ TIMOTHY A. HARKNESS             Vice President, Finance and Chief Financial    March 30, 2001
--------------------------------------------                   and Officer
             Timothy A. Harkness               (Principal Financial and Accounting Officer)

             /s/ MOSHE H. ALAFI                                  Director                     March 30, 2001
--------------------------------------------
               Moshe H. Alafi

            /s/ DAVID L. ANDERSON                                Director                     March 30, 2001
--------------------------------------------
              David L. Anderson

            /s/ A. BLAINE BOWMAN                                 Director                     March 30, 2001
--------------------------------------------
              A. Blaine Bowman

           /s/ PAUL GODDARD, PH.D.                               Director                     March 30, 2001
--------------------------------------------
             Paul Goddard, Ph.D.

              /s/ LEV J. LEYTES                                  Director                     March 30, 2001
--------------------------------------------
                Lev J. Leytes

             /s/ ANDRE F. MARION                                 Director                     March 30, 2001
--------------------------------------------
               Andre F. Marion

       /s/ HARDEN M. MCCONNELL, PH.D.                            Director                     March 30, 2001
--------------------------------------------
         Harden M. McConnell, Ph.D.

          /s/ J. ALLAN WAITZ, PH.D.                              Director                     March 30, 2001
--------------------------------------------
            J. Allan Waitz, Ph.D.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Molecular Devices Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of Molecular Devices Corporation and its subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. In August 2000, the Company merged with LJL BioSystems, Inc. in a transaction which was accounted for as a pooling of interests. We did not audit the consolidated financial statements of LJL BioSystems, Inc., for the years prior to fiscal 2000, which statements reflect total assets of $14.4 million as of December 31, 1999 and total revenues of $9.9 million and $4.4 million and net loss available to common stockholders of $8.1 million and $8.5 million for the years ended December 31, 1999 and 1998, respectively. Those statements were audited by other auditors whose report dated January 25, 2000, except as to Note 11, which is as of February 2, 2000, expressed an unqualified opinion on those statements, has been furnished to us, and our opinion, insofar as it relates to data included for LJL BioSystems, Inc., is based solely on the report of the other auditors.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molecular Devices Corporation and its subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                          /s/ Ernst & Young LLP

Palo Alto, California
January 23, 2001

            REPORT OF PRICEWATERHOUSECOOPERS, INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of LJL BioSystems, Inc.


   In our opinion, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the two years in the period ended December 31, 1999 of LJL BioSystems, Inc, and its subsidiary (not presented separately herein) present fairly, in all material respects, the financial position, results of operations and cash flows of LJL BioSystems, Inc. and its subsidiary at December 31, 1999 and for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 1999 presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements and financial statement schedules of LJL BioSystems, Inc. for any period subsequent to December 31, 1999.



/s/ PricewaterhouseCoopers LLP

San Jose, California
January 25, 2000, except as to Note 11,
which is as of February 2, 2000

                 MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                         DECEMBER 31,
                                                                   ------------------------
                                                                     2000            1999
                                                                   ---------       --------
                                     ASSETS
Current assets:
Cash and cash equivalents                                          $  41,832       $ 32,083
Short-term investments                                                55,259          4,567
Accounts receivable net of allowance for doubtful
  accounts of $561 and $452 in
  2000 and 1999, respectively                                         27,561         19,463
Inventories                                                           13,056         10,509
Deferred tax asset                                                    10,816         10,205
Other current assets                                                   5,791            880
                                                                   ---------       --------
Total current assets                                                 154,315         77,707
Equipment and leasehold  improvements, net                             9,015          3,656
Other assets                                                          16,703          5,486
                                                                   ---------       --------
                                                                   $ 180,033       $ 86,849
                                                                   =========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                   $   4,902       $  3,869
Accrued compensation                                                   4,139          3,215
Other accrued liabilities                                              4,285          3,061
Deferred revenue                                                       2,488          1,532
Current portion of long-term debt                                        317            282
                                                                   ---------       --------
Total current liabilities                                             16,131         11,959

Long-term debt, net of current portion                                   269            586

Commitments

Stockholders' equity:
Preferred stock, no par value, issuable in series;
  3,000,000 shares authorized, no shares issued and
  outstanding at December 31, 2000 and 1999,
  respectively                                                            --             --
Common stock, $.001 par value; 30,000,000
  shares authorized; 16,331,167 and 13,488,821 shares issued
  and outstanding at December 31, 2000 and 1999, respectively             17             14
Additional paid-in capital                                           169,820         75,271
Deferred compensation                                                   (443)          (589)
Retained earnings (accumulated deficit)                               (4,833)           101
Accumulated other comprehensive loss                                    (928)          (493)
                                                                   ---------       --------
Total stockholders' equity                                           163,633         74,304
                                                                   ---------       --------
                                                                   $ 180,033       $ 86,849
                                                                   =========       ========


                             See accompanying notes.

                 MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   YEARS ENDED DECEMBER 31,
                                             -----------------------------------
                                               2000           1999         1998
                                             --------       -------      -------
REVENUES                                     $ 96,035       $71,902      $52,234

COST OF REVENUES                               35,583        26,299       20,203
                                             --------       -------      -------

GROSS MARGIN                                   60,452        45,603       32,031
                                             --------       -------      -------

OPERATING EXPENSES:
Research and development                       16,796        14,150       11,158
Merger and acquisition expenses                15,181         2,037          876
Selling, general and administrative            31,906        25,630       19,386
                                             --------       -------      -------
Total operating expenses                       63,883        41,817       31,420
                                             --------       -------      -------

Income (loss) from operations                  (3,431)        3,786          611
Other income, net                               4,912         1,921        2,178
                                             --------       -------      -------
Income before income taxes                      1,481         5,707        2,789
Income tax provision                            6,415         2,056          956
                                             --------       -------      -------

NET INCOME (LOSS)                            $ (4,934)      $ 3,651      $ 1,833
                                             ========       =======      =======

Basic net income (loss) per share            $  (0.32)      $  0.27      $  0.15
                                             ========       =======      =======

Diluted net income (loss) per share          $  (0.32)      $  0.26      $  0.14
                                             ========       =======      =======


                             See accompanying notes.

                 MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                         Retained   Accumulated
                                             Common Stock      Additional                Earnings      Other         Total
                                        ---------------------   Paid-In     Deferred   (Accumulated Comprehensive Stockholders'
                                          Shares       Amount   Capital   Compensation    Deficit)     Loss          Equity
                                        ----------     ------  ---------- ------------ ------------ ------------- -------------
BALANCE AT DECEMBER 31, 1997            11,806,004      $12     $ 50,572     $  (903)     $(5,383)     $(200)     $  44,098
  Comprehensive income
   Net income                                   --       --           --          --        1,833         --          1,833
   Currency translation                         --       --           --          --           --        (20)           (20)
                                                                                                                  ---------
     Total comprehensive income                                                                                       1,813
                                                                                                                  ---------
   Issuance of shares of common stock
    in public offering, net                626,400        1       12,820          --           --         --         12,821
   Issuance of shares of common stock
    for options exercised                  176,634       --          599          --           --         --            599
   Issuance of shares of common stock
    under Employee Stock Purchase Plan      24,383       --          373          --           --         --            373
   Tax benefits from employee stock
    transactions                                --       --          477          --           --         --            477
   Deferred stock compensation                  --       --          816        (816)          --         --             --
   Amortization of deferred stock
    compensation                                --       --           --         519           --         --            519
                                       -----------      ---     --------     -------      -------      -----      ---------
BALANCE AT DECEMBER 31, 1998            12,633,421       13       65,657      (1,200)      (3,550)      (220)        60,700
                                       -----------      ---     --------     -------      -------      -----      ---------
  Comprehensive income
   Net income                                   --       --           --          --        3,651         --          3,651
   Currency translation                         --       --           --          --           --       (273)          (273)
                                                                                                                  ---------
     Total comprehensive income                                                                                       3,378
                                                                                                                  ---------
   Issuance of shares of common stock
   in public offering, net                 600,000        1        6,729          --           --         --          6,730
   Issuance of shares of common stock
    for options exercised                  202,397       --        1,205          --           --         --          1,205
   Issuance of shares of common stock
    under Employee Stock Purchase Plan      31,755       --          529          --           --         --            529
   Stock compensation expense                   --       --          335          --           --         --            335
   Tax benefits from employee stock
    transactions                                --       --          816          --           --         --            816
   Amortization of deferred stock
    compensation                            21,248       --           --         611           --         --            611
                                       -----------      ---     --------     -------      -------      -----      ---------
BALANCE AT DECEMBER 31, 1999            13,488,821       14       75,271        (589)         101       (493)        74,304
                                       -----------      ---     --------     -------      -------      -----      ---------
  Comprehensive loss
   Net loss                                     --       --           --          --       (4,934)        --         (4,934)
   Currency translation                         --       --           --          --           --       (435)          (435)
                                                                                                                  ---------
     Total comprehensive loss                                                                                        (5,369)
                                                                                                                  ---------
   Issuance of shares of common stock
    in public offering, net              2,234,000        2       79,341          --           --         --         79,343
   Issuance of shares of common stock
    for options exercised, net             567,162        1        7,074          --           --         --          7,075
   Issuance of shares of common stock
    under Employee Stock Purchase Plan      32,748       --          847          --           --         --            847
   Stock compensation expense                   --       --          798          --           --         --            798
   Tax benefits from employee stock
    transactions                                --       --        6,266          --           --         --          6,266
   Deferred stock compensation                  --       --          223        (223)          --         --             --
   Amortization of deferred stock
    compensation                             8,436       --           --         369           --         --            369
                                        ----------      ---     --------     -------      -------      -----      ---------
BALANCE AT DECEMBER 31, 2000            16,331,167      $17     $169,820     $  (443)     $(4,833)     $(928)     $ 163,633
                                        ==========      ===     ========     =======      =======      =====      =========


                             See accompanying notes.

                 MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                            YEARS ENDED DECEMBER 31,
                                                                                     -------------------------------------
                                                                                       2000           1999          1998
                                                                                     ---------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                    $  (4,934)     $  3,651      $  1,833
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
  Depreciation                                                                           2,077         1,330         1,049
  Charge for acquired in-process research and development                                   --         2,037            --
  Amortization of deferred compensation                                                    369           611           519
  Stock compensation expense                                                               798           335            --
  Amortization of goodwill and developed technology                                        314           196            --
  Income tax benefit realized as a result of employee exercises of stock options         6,266           816           477
  (Increase) decrease in assets:
    Accounts receivable                                                                 (8,098)       (5,361)       (4,840)
    Inventories                                                                         (2,547)       (4,768)       (1,480)
    Deferred tax asset                                                                    (611)       (4,119)       (3,052)
    Other current assets                                                                (4,911)           88          (344)
  Increase (decrease) in liabilities:
    Accounts payable                                                                     1,033         1,125           646
    Accrued compensation                                                                   924           497           476
    Other accrued liabilities                                                            1,224          (839)        3,035
    Deferred revenue                                                                       956            30           494
                                                                                     ---------      --------      --------
Net cash used in operating activities                                                   (7,140)       (4,371)       (1,187)
                                                                                     ---------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments                                                              (113,113)       (7,730)      (14,762)
Proceeds from sales and maturities of investments                                       62,421        11,488         6,406
Capital expenditures                                                                    (7,436)       (1,993)       (2,014)
Acquisition of Skatron Instruments AS, net of cash on hand                                  --        (7,118)           --
Other assets                                                                           (11,531)         (472)         (102)
                                                                                     ---------      --------      --------
Net cash used in investing activities                                                  (69,659)       (5,825)      (10,472)
                                                                                     ---------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing                                                                     --           361           785
Repayment of borrowings                                                                   (282)         (429)         (161)
Issuance of long-term loans receivable to employees                                         --           (33)         (190)
Issuance of common stock                                                                87,265         8,085        13,483
                                                                                     ---------      --------      --------
Net cash provided by financing activities                                               86,983         7,984        13,917
                                                                                     ---------      --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (435)         (225)          (36)
                                                                                     ---------      --------      --------

Net (decrease) increase in cash and cash equivalents                                     9,749        (2,437)        2,222
Cash and cash equivalents at beginning of year                                          32,083        34,520        32,298
                                                                                     ---------      --------      --------
Cash and cash equivalents at end of year                                             $  41,832      $ 32,083      $ 34,520
                                                                                     =========      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                           $      88      $     90      $     35
                                                                                     =========      ========      ========
  Income taxes                                                                       $   4,300      $  6,070      $  2,932
                                                                                     =========      ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Disposals of fully depreciated equipment
  and leasehold improvements                                                         $     538      $    108      $     --
                                                                                     =========      ========      ========


                             See accompanying notes.

                 MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   Molecular Devices Corporation ("Molecular Devices"), a Delaware corporation, is principally involved in the design, development, manufacture, sale and service of bioanalytical measurement systems for life sciences and drug discovery applications. The principal markets for Molecular Devices' products include leading pharmaceutical and biotechnology companies as well as medical centers, universities, government research laboratories and other institutions throughout the world.

   Molecular Devices acquired all of the outstanding stock of LJL BioSystems, Inc. ("LJL BioSystems") in a tax-free, stock-for-stock transaction on August 30, 2000. LJL BioSystems was also engaged in the design, development, manufacture, sale and service of bioanalytical measurement systems for life sciences and drug discovery applications. Molecular Devices has accounted for the transaction as a pooling of interests, and accordingly, the consolidated financial statements and all financial information have been restated to reflect the combined operations, financial position and cash flows of both companies. (See Note 5)

   The consolidated financial statements include the accounts of Molecular Devices, its wholly owned foreign subsidiaries in Germany, the United Kingdom and Norway, and LJL BioSystems. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

   Cash equivalents consist of highly liquid investments, principally money market accounts and marketable debt securities, with maturities of three months or less at the time of purchase.

Investments

   Molecular Devices' short-term investments consist of marketable securities classified as "available-for-sale," with maturities of one year or less at the time of purchase. Available-for-sale securities are carried at fair market value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income in stockholders' equity. Gains and losses on securities sold are based on the specific identification method and are included in the results of operations.

   Fair values of marketable securities are based on quoted market values at December 31, 2000. At December 31, 2000, the difference between the fair value and amortized cost of marketable securities was not significant. As of December 31, 2000, short-term investments consisted of $10.0 million in federal government securities and $45.3 million of corporate securities maturing within twelve months or less.

Concentration of Credit Risk

   Financial instruments, which potentially subject Molecular Devices to concentrations of credit risk, are primarily cash, cash equivalents, short-term investments, loans receivable from employees and accounts receivable. Molecular Devices deposits cash with high credit quality financial institutions. Molecular Devices' cash equivalents and marketable securities are primarily invested in federal government agency obligations and corporate securities that have various maturities during 2001.

   Molecular Devices sells its products primarily to corporations, academic institutions, government entities and distributors within the drug discovery and life sciences research markets. Molecular Devices performs ongoing credit evaluations of its customers and generally does not require collateral. Molecular Devices maintains reserves for potential credit losses and such losses have been historically within management's expectations.

Inventories

   Inventories are stated on a first-in, first-out basis at the lower of cost or market.

Capitalized Software Costs

   Software development costs incurred subsequent to the establishment of technological feasibility are capitalized in accordance with SFAS No. 86; "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." No amounts have been capitalized to date as costs incurred after the establishment of technological feasibility have not been material.

Equipment and Leasehold Improvements

   Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (ranging from three to five years). Leasehold improvements are amortized over the remaining term of the lease or the life of the asset, whichever is shorter. Maintenance and repairs are expensed as incurred.

Other Assets

   Other assets include intangible assets acquired in a purchase business combination (see Note 5) and strategic investments in privately held companies that have been accounted for under the cost method. The goodwill and various intangible assets related to the acquisition of Skatron AS in May 1999 are being amortized over a 15-year period using the straight-line method. At December 31, 2000 and December 31, 1999, gross intangible assets were $4,717,000 and related accumulated amortization was $510,000 and $196,000, respectively.

Impairment of Long-Lived Assets

   Molecular Devices evaluates long-lived assets, including goodwill and investments accounted for under the cost method, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. There were no long-lived assets which were considered to be impaired during any period presented.

Income Taxes

   Income taxes are accounted for under the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized in the future.

Foreign Currency Translation

   Molecular Devices translates the assets and liabilities of its foreign subsidiaries into dollars at the rates of exchange in effect at the end of the period and translates revenues and expenses using rates in effect during the period. Gains and losses from these translations are accumulated as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are immaterial and are included in the statements of operations.

Revenue Recognition and Warranty

   Molecular Devices recognizes product revenue at the time of product shipment and transfer of title either to a customer or to a distributor and provides for estimated warranty expense at the time of sale. There are no significant customer acceptance requirements or post shipment obligations on the part of Molecular Devices. Amounts received prior to completion of the earnings process are recorded as customer deposits or deferred revenue, as appropriate. Service contract revenue is deferred at the time of sale and recognized ratably over the period of performance.

Advertising Costs

   Molecular Devices expenses the cost of advertising as incurred. Molecular Devices incurred advertising costs of approximately $1,452,000, $1,339,000, and $1,079,000 for 2000, 1999, and 1998, respectively.

Recent Technical Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). This statement, which is effective for the company for the year beginning January 1, 2001, established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives will be reported currently in earnings or in other comprehensive income depending on their effectiveness pursuant to SFAS 133. As of December 31, 2000, Molecular Devices had not engaged in hedging activities. However, Molecular Devices anticipates engaging in hedging activity in the future, and therefore, expects to be impacted by the pronouncement.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, referred to as SAB 101. SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. The adoption of SAB 101 had no material effect on Molecular Devices' financial position or results of operations.

Per Share Data

   Basic net income per share is computed based on the weighted average number of shares of Molecular Devices' common stock outstanding. Dilutive net income per share is computed based on the weighted average number of shares of Molecular Devices' common stock and other dilutive securities. Dilutive securities consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method).

   Computation of diluted earnings per share is as follows (in thousands except per share amounts):

                                                        Years Ended December 31,
                                                   ---------------------------------
                                                     2000          1999        1998
                                                   --------      -------     -------
DILUTED

Weighted average common shares outstanding for
the period                                           15,246       13,347      12,407

Common equivalent shares assuming exercise of
stock options under the treasury stock method            --          802         558
                                                   --------      -------     -------

Shares used in per share calculation                 15,246       14,149      12,965
                                                   ========      =======     =======

Net income (loss)                                  $ (4,934)     $ 3,651     $ 1,833
                                                   ========      =======     =======

Net income (loss) per share                        $  (0.32)     $  0.26     $  0.14
                                                   ========      =======     =======

   Options to purchase 103,000 and 469,000 shares of common stock at weighted average per share prices of $31.60 and $18.96 were outstanding during 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share for those years as the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. In 2000, the total number of shares excluded from the calculation of diluted net loss per share was 1,163,000. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method.

Stock Based Compensation

   As permitted by SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," Molecular Devices applies APB Opinion 25 and related Interpretations in accounting for its Stock Option Plans and, accordingly, recognizes no compensation expense for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant. Note 7 to the Consolidated Financial Statements contains a summary of the pro forma effects on reported net income and earnings per share for each of the three years in the period ended December 31, 2000, if Molecular Devices had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS 123.

401(k) Plan

   Molecular Devices' 401(k) Plan ("Plan") covers substantially all of its U.S. based employees. Under the Plan, eligible employees may contribute up to 25% of their eligible compensation, subject to certain Internal Revenue Service restrictions. Molecular Devices began matching a portion of employee contributions in 1997, up to a maximum of 3% or $2,500, whichever is less, of each employee's eligible compensation. The match is effective December 31 of each year and vests over a period of four years of service. For the years ended December 31, 2000, 1999 and 1998, Molecular Devices provided approximately $270,000, $158,000 and $126,000, respectively, under the Plan.

   LJL BioSystems maintained the tax deferred LJL BioSystems, Inc. 401(k) Plan, that covered all employees over twenty-one years of age whom became eligible to enroll the first day of the calendar month following their employment date. Employees were allowed to contribute up to 15% of their compensation to the 401(k) Plan on a pre-tax basis, subject to the maximum amount allowable under IRS regulations. Effective November 1, 2001, the plan was discontinued and employee account balances were merged into the Molecular Devices plan.

Comprehensive Income.

   Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains or losses from the translation of foreign subsidiaries' financial statements, and unrealized gains and losses on available-for-sale securities, if material.

NOTE 2. BALANCE SHEET AMOUNTS

                                                                       December 31,
                                                                 -----------------------
                                                                   2000           1999
                                                                 --------       --------
                                                                      (in thousands)
          Inventories:
            Raw materials                                        $  4,909       $  4,391
            Work-in-process                                         2,227            762
            Finished goods and demonstration equipment              5,920          5,356
                                                                 --------       --------
                                                                 $ 13,056       $ 10,509
                                                                 ========       ========

          Equipment and leasehold improvements:
            Machinery and equipment                              $ 10,492       $  8,384
            Furniture and fixtures                                  1,552          1,645
            Leasehold improvements                                  5,973          1,055
                                                                 --------       --------
                                                                   18,017         11,084
          Less accumulated depreciation                            (9,002)        (7,428)
                                                                 --------       --------
          Net equipment and leasehold improvements               $  9,015       $  3,656
                                                                 ========       ========

          Other current assets:
            Taxes receivable                                     $  3,999       $     --
            Interest receivable                                     1,247            241
            Other                                                     545            639
                                                                 --------       --------
                                                                 $  5,791       $    880
                                                                 ========       ========

          Other assets:
            Equity investments                                   $ 11,108       $     --
            Goodwill, net                                           4,207          4,521
            Other                                                   1,388            965
                                                                 --------       --------
                                                                 $ 16,703       $  5,486
                                                                 ========       ========

          Other accrued liabilities:
            Accrued income tax                                   $    503       $     --
            Warranty accrual                                        1,429            725
            Sales tax payable                                        (196)           306
            Accrued merger and acquisition related expenses           968             --
            Other                                                   1,581          2,030
                                                                 --------       --------
                                                                 $  4,285       $  3,061
                                                                 ========       ========

NOTE 3. LONG-TERM DEBT

   In February 1998, LJL BioSystems entered into an equipment financing agreement that provided a $1.3 million line of credit. The initial term of this agreement was through February 16, 1999. Amounts borrowed under this agreement bear interest at 11.08% to 12.16%. The agreement was extended twice with the latest extension expiring on December 31, 1999. At December 31, 2000, LJL BioSystems had an obligation to repay $586,000 under this agreement through 2003. Future principal payments under this line of credit are as follows (in thousands):

        Years Ending December 31,
        -------------------------
                 2001                                                   $ 317
                 2002                                                     243
                 2003                                                      26
                                                                        -----
                                                                        $ 586
                                                                        =====


NOTE 4. COMMITMENTS

   Molecular Devices' and LJL BioSystems' facilities are leased under noncancelable operating leases. The leases generally require payment of taxes, insurance and maintenance costs on leased facilities. Minimum annual rental commitments under these noncancelable operating leases for the years ended 2001, 2002, 2003, 2004, 2005, and thereafter, are approximately $2,639,000,
$4,284,000, $3,541,000, $3,261,000, $3,386,000 and $7,349,000, respectively.

   Net rental expense under operating leases related to Molecular Devices' and LJL BioSystems' facilities was approximately $2,486,000, $1,206,000, and $1,045,000, respectively for each of the three years ended December 31, 2000, 1999 and 1998.

   Molecular Devices has a contractual commitment for the purchase of certain resale products and manufacturing components with two vendors. The minimum purchase commitment is based on a set percentage of our forecasted production, and for 2001, 2002 and 2003, at current prices, is approximately $3,112,000, $660,000 and $660,000, respectively. These purchase commitments are not expected to result in a loss.


NOTE 5. ACQUISITIONS AND INVESTMENTS

LJL BioSystems

   On August 30, 2000, Molecular Devices acquired all of LJL BioSystems' outstanding stock in a tax-free, stock-for-stock transaction. LJL BioSystems' stockholders received 0.30 of a share of Molecular Devices' common stock for each share of LJL BioSystems' common stock. Molecular Devices issued approximately 4.5 million shares of common stock to acquire the outstanding LJL BioSystems shares on the closing date. In addition, Molecular Devices assumed outstanding options to acquire LJL BioSystems shares, which were converted into options to acquire approximately 557,000 shares of Molecular Devices' common stock. Molecular Devices has accounted for the transaction as a pooling of interests, and, accordingly, the consolidated financial statements and all financial information have been restated to reflect the combined operations, financial position and cash flows of both companies. During the quarter ended September 30, 2000, Molecular Devices incurred approximately $15,181,000 in merger related expenses, including transition costs, investment banking, legal and other advisory services, which were charged to operations as incurred. As of December 31, 2000, the remaining liability related to these expenses was approximately $968,000, substantially all of which related to transition costs.

   The following table summarizes the separate and combined results of operations of Molecular Devices and LJL BioSystems:

                                      Molecular            LJL         Pooling
                                       Devices          BioSystems   Adjustments       Combined
                                      ---------------------------------------------------------
                                                         (in thousands)
     Year ended December 31, 2000
     Revenues                          $ 85,926          $ 10,109 (2)   $    0         $ 96,035
     Net income (loss)                   (1,900)(1)        (4,977)(2)    1,943(3)        (4,934)

                                      Molecular            LJL         Pooling
                                       Devices          BioSystems   Adjustments       Combined
                                      ---------------------------------------------------------
                                                         (in thousands)
     Year ended December 31, 1999
     Revenues                          $ 61,985          $  9,917       $    0         $ 71,902
     Net income (loss)                    8,505(1)         (8,138)       3,284(3)         3,651

                                      Molecular            LJL         Pooling
                                       Devices          BioSystems   Adjustments       Combined
                                      ---------------------------------------------------------
                                                         (in thousands)
     Year ended December 31, 1998
     Revenues                          $ 47,798          $  4,436       $    0         $ 52,234
     Net income (loss)                    6,781(1)         (8,491)       3,543(3)         1,833

------------------------
(1) Includes merger and acquisition related expenses

(2) LJL results for 2000 are through the date of consummation of the transaction.

(3) Represents the tax benefit derived from LJL BioSystems' net loss position. This adjustment is based on the evaluation of a variety of factors including the combined companies' statutory and state tax rates.

Argonex, Inc.

   In December 2000, Molecular Devices acquired an equity interest in Argonex, Inc., the parent company of Upstate Biotechnology, Inc. and Argonex Discovery, Ltd., for $10 million in cash. The companies also announced the launch of a ten-year strategic partnership to provide new consumable reagent kits to the high-throughput screening market. Under the partnership agreement, Molecular Devices will be the exclusive distributor of all kits co-developed by Argonex and Molecular Devices, which will be optimized to perform on Molecular Devices' drug discovery instrumentation platforms. Upstate Biotechnology is a leading supplier of reagents to the drug discovery and life sciences research markets, with particular strength in "cell-signaling" reagents such as kinases.

Skatron Instruments AS

   On May 17, 1999, Molecular Devices acquired all of the outstanding stock of Skatron Instruments AS, a Norwegian company ("Skatron"), and certain assets from Skatron Instruments Inc., a Virginia corporation and wholly-owned subsidiary of Skatron, for a cash payment at closing of $7,118,000 (including $300,000 of acquisition related expenses). Skatron was principally involved in the design, development, manufacture and sale and service of a complete line of microwell plate washers. The acquisition was accounted for as a purchase and the total purchase price was allocated based on an independent appraisal as follows (in thousands):

      Acquired developed technology and goodwill.....................   $ 4,717
      Acquired in-process research and development...................     2,037
      Net book value of acquired assets and liabilities which
        Approximate fair value.......................................       364
                                                                        -------
                Total purchase price.................................   $ 7,118
                                                                        =======

   The purchase price allocation resulted in a $2,037,000 charge related to the value of acquired in-process research and development in the second quarter of 1999. The value of acquired in-process research and development represents the appraised value of technology in the development stage that had not yet reached economic and technological feasibility. In reaching this determination, Molecular Devices used a present value net income approach and considered, among other factors, the stage of development of each product, the time and resources needed to complete each product, and expected income and associated risks. The developed technology, goodwill and other intangibles are being amortized over periods of up to 15 years, the estimated useful lives of these acquired assets. The results of Skatron are included in the consolidated statements of operations from May 18, 1999.

   Pro forma consolidated results for Molecular Devices had the acquisition been consummated January 1, 1998, excluding the charge for acquired in-process research and development recorded in 1999, are as follows (in thousands, except per share data):

                                           Years ended December 31,
                                               1999         1998
                                             -------      -------
          Revenues.........................  $72,952      $56,485
          Net income.......................  $ 4,947      $ 2,006
          Diluted net income per share.....  $  0.25      $  0.10

Other

   On August 28, 1998, Molecular Devices acquired license rights to a Telecentric Lens Luminometer technology from Affymax Research Institute. Under the agreement, Molecular Devices received the rights to develop, manufacture, market and distribute commercial systems based on this technology in exchange for payment of up-front consideration and continuing royalties to Affymax based on future product sales. The $876,000 write-off of acquired in-process research and development during 1998 represented the entire amount of up-front consideration that was paid to Affymax as well as all related transaction costs associated with this technology license agreement. Based on the stage of development of this technology and the assessment of the time and resources needed to complete product development, Molecular Devices believed that the acquired technology had not yet reached economic or technological feasibility and had no alternative future uses at the time of the agreement.


NOTE 6. STOCKHOLDERS' EQUITY

   In connection with its Series A preferred stock private placement in June 1997, LJL BioSystems issued to a placement agent two warrants to purchase a total of 65,653 shares of its Series A preferred stock (19,695 Molecular Devices equivalent shares) at an exercise price of $5.20 per share ($17.33 Molecular Devices equivalent per share price). The warrants originally were to expire on the earlier of June 6, 2002, the closing of an initial public offering of LJL BioSystems' common stock pursuant to a registration statement under the Securities Act of 1933 or a merger or sale of substantially all of LJL BioSystems' assets, and were exercisable immediately. In March 1998, the terms of the warrants were amended such that the warrants are now exercisable to purchase 65,653 shares of LJL BioSystems' common stock (19,695 Molecular Devices equivalent shares) at an exercise price of $7.00 per share ($23.33 Molecular Devices equivalent per share price) and expire in 2001. Molecular Devices determined that the value of the amended warrants was not material.


NOTE 7.  EQUITY INCENTIVE PLANS

   Under Molecular Devices' 1995 Stock Option Plan ("1995 Plan"), a total of 1,750,000 shares of Molecular Devices' common stock have been reserved for issuance as either incentive or nonqualified stock options to officers, directors, employees and consultants of Molecular Devices. Option grants expire in ten years and generally become exercisable in increments over a period of four to five years from the date of grant. Options may be granted with different vesting terms from time to time.

   In September 1995, Molecular Devices established the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, Molecular Devices is authorized to grant nonqualified stock options to purchase up to 347,500 shares of common stock at the fair market value of the common shares at the date of grant. Options granted under the Directors' Plan vest and become exercisable in three equal annual installments commencing one year from the date of the grant.

   LJL BioSystems' stock plans included the 1994 Equity Incentive Plan (the "1994 Plan"), the 1997 Stock Plan (the "1997 Plan"), and the 1998 Directors' Plan (the "Directors' Plan"). Upon closing of the merger, Molecular Devices assumed all outstanding options under these plans, which were converted into options to purchase Molecular Devices common stock. Molecular Devices also assumed the shares available for grant under the 1994 and 1997 Plans to LJL BioSystems' employees. Options granted under the 1994 Plan and 1997 Plan generally vest over a five-year period. The following descriptions describe these plans (adjusted to Molecular Devices equivalent shares).

   In January 1994, LJL BioSystems adopted the 1994 Plan, under which 149,850 shares were reserved for issuance to employees, directors and consultants of LJL BioSystems, as approved by the Board of Directors. On March 14, 1997, LJL BioSystems reduced the number of shares reserved for issuance under the 1994 Plan to 143,775. The 1994 Plan, which expires in 2004, provides for the grant of incentive as well as nonstatutory stock options, stock bonuses, stock appreciation rights and restricted stock purchase rights.

   In March 1997, LJL BioSystems adopted the 1997 Plan. As amended, 756,225 shares were reserved for issuance to employees, directors and consultants of LJL BioSystems under the 1997 Plan. The 1997 Plan, which expires in 2007, provides for the grant of incentive as well as nonstatutory stock options and restricted stock purchase rights.

   On December 16, 1997, LJL BioSystems' Board of Directors adopted the 1998 Directors' Plan and reserved 45,000 shares of common stock for issuance under the Plan, which was approved by the stockholders in February 1998. The 1998 Directors' Plan provided for certain automatic grants of nonstatutory stock options to nonemployee directors of LJL BioSystems. Options granted under the 1998 Directors' Plan vested over four years, had a term of ten years and were granted at exercise prices equal to the fair market value of LJL BioSystems' common stock on the date of grant. The 1998 Directors' Plan terminated in connection with the acquisition of LJL BioSystems by Molecular Devices, and there are currently no outstanding options under the 1998 Directors' Plan.

   The following table summarizes the activity under all of the Molecular Devices' plans and LJL BioSystems' plans on a combined basis:

                                                                             Weighted
                                            Shares                            Average
                                         Available for      Options          Exercise
                                         Future Grant     Outstanding         Price
                                         -------------    -----------        -------
          Balance December 31, 1997       1,192,835        1,042,723         $  6.69
            Granted                        (852,924)         852,924           16.13
            Exercised                            --         (176,634)           3.39
            Cancelled                       151,484         (151,484)          11.16
                                          ---------        ---------
          Balance December 31, 1998         491,395        1,567,529           11.77
            Authorized                    1,280,000               --
            Granted                        (757,291)         757,291           23.96
            Exercised                            --         (202,397)           5.96
            Cancelled                       120,641         (120,641)          16.22
                                          ---------        ---------
          Balance December 31, 1999       1,134,745        2,001,782           16.70
            Authorized                      242,500               --
            Granted                        (768,034)         765,534           52.49
            Exercised                            --         (577,254)          13.74
            Cancelled                       342,594         (342,594)          31.19
                                          ---------        ---------
          Balance December 31, 2000         951,805        1,847,468         $ 29.89
                                          =========        =========

   As permitted by Statement of Financial Accounting Standards No. 123 (SFAS
123), "Accounting for Stock-Based Compensation," Molecular Devices applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, recognizes no compensation expense for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant. If Molecular Devices and LJL BioSystems had elected to recognize compensation cost based on the fair value of the options granted at grant date and shares issued under stock purchase plans as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

                                                                   2000           1999          1998
                                                                 -------          -----        ------
          Net income (loss) as reported .....................    $(4,934)        $3,651        $1,833
          Pro forma .........................................     (9,365)         1,648           697
          Basic net income (loss) per share as reported .....      (0.32)          0.27          0.15
          Pro forma .........................................      (0.61)          0.12          0.06
          Diluted  net  income (loss) per share reported ....      (0.32)          0.26          0.14
          Pro forma .........................................      (0.61)          0.12          0.05

   The pro forma net income and net income per share disclosed above is not likely to be representative of the effects on net income and net income per share on a pro forma basis in future years, as subsequent years may include additional grants and years of vesting.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                 2000             1999            1998
                                             ---------------------------------------------
         Expected dividend yield............             0%              0%              0%
         Expected stock price volatility....      84 - 100%        66 - 90%        51 - 84%
         Risk-free interest rate............   5.48 - 5.85%    4.60 - 6.40%    4.40 - 5.85%
         Expected life of options...........    3 - 5 years     3 - 5 years     3 - 5 years

   The weighted average fair value of options granted during the year ended December 31, 2000, 1999 and 1998 was $38.37, $15.14 and $8.22, respectively.

   The following table is a summary of Molecular Devices' outstanding and exercisable options at December 31, 2000:

                            OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                    ---------------------------------- ----------------------------
                                    WEIGHTED
                                    AVERAGE     WEIGHTED                   WEIGHTED
                                   REMAINING    AVERAGE                    AVERAGE
RANGE OF               NUMBER     CONTRACTUAL   EXERCISE     NUMBER        EXERCISE
EXERCISE PRICE      OUTSTANDING    LIFE (YR.)     PRICE   EXERCISABLE       PRICE
--------------      -----------   -----------   --------  -----------      --------
$ 0.33                   1,125        5.0        $  0.33        450        $  0.33
$ 2.00 - 3.00           25,780        4.7           2.65     19,810           2.85
$ 3.33                  27,644        6.4           3.33     15,734           3.33
$ 5.25 - 6.67          116,731        4.8           5.28    115,231           5.26
$ 8.00 - 12.00          86,350        8.0           9.40     19,412           9.29
$ 12.92 - 19.17        551,922        7.5          16.64    204,204          16.26
$ 19.50 - 29.19        366,723        8.3          26.27     62,075          25.82
$ 35.25 - 49.38        542,658        9.1          45.78     12,357          44.36
$ 53.33 - 78.75        118,335        9.7          76.26        888          61.83
$ 93.33                 10,200        9.2          93.33         --             --
                     ---------                              -------
$ 0.33 - 93.33       1,847,468        8.1          29.89    450,161          14.27
                     =========                              =======

   There were 450,161, 554,812 and 412,225 options exercisable under the various plans at December 31, 2000, 1999 and 1998, respectively.

Deferred Compensation

   Deferred compensation is recorded when the exercise price of an option is less than the deemed fair value of the underlying stock on the date of grant. For options granted in September 1995, Molecular Devices recognized $578,000 as deferred compensation. The deferred compensation expense was being amortized ratably over the vesting period of the options, generally 3 - 5 years. The amortization of this deferred compensation was completed during 2000.

   For options granted in 1997, LJL BioSystems recognized $772,000 as deferred compensation. On March 10, 1998, LJL BioSystems granted an option to an employee to purchase shares of common stock at a price 15% below fair market value at the date of the grant. Deferred compensation of $33,600 was recorded based on the estimated fair value of the options granted. Deferred compensation is amortized over the vesting period of the options, generally four to five years.

   During 1998, Molecular Devices granted 42,500 shares of restricted stock to certain employees. These restricted shares vested in quarterly increments from the date of grant over two years. Molecular Devices recognized $782,000 of deferred compensation for the total value of these shares on their respective dates of grant. The deferred compensation expense was being recognized ratably over the two-year vesting period. The amortization of this deferred compensation was completed during 2000.

   During 2000, Molecular Devices granted 2,500 shares of restricted stock to an employee. These restricted shares vest in quarterly increments from the date of grant over two years. Molecular Devices recognized $223,000 of deferred compensation for the total value of these shares on the date of grant. The deferred compensation expense is being recognized ratably over the two-year vesting period.

   Stock compensation expense for options granted to consultants has been determined using the Black-Scholes option pricing model to measure the fair value of the option. The fair value of such options is periodically remeasured as the options vest.

Employee Stock Purchase Plans

   Under the Molecular Devices' Employee Stock Purchase Plan (the "Molecular Devices Purchase Plan"), 200,000 shares of common stock have been authorized for issuance. Shares may be purchased under the Molecular Devices Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant or purchase date. As of December 31, 2000, 82,005 shares remained available for purchase.

   Under the LJL BioSystems' Employee Stock Purchase Plan ("LJL BioSystems' Purchase Plan"), which was terminated upon closing of the merger on August 30, 2000, 300,000 shares of common stock (90,000 equivalent Molecular Devices shares) were reserved for issuance. Shares could be purchased under LJL BioSystems' Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant or purchase date. In 2000, through the close of the merger, 69,558 shares of LJL BioSystems' common stock (20,867 equivalent Molecular Devices shares) were purchased by the participants under the terms of this plan.

NOTE 8. INCOME TAXES

   The components of the provisions for income taxes consist of the following:

                                YEARS ENDED DECEMBER 31,
                         -----------------------------------
                           2000          1999          1998
                         -------       -------       -------
                                   (IN THOUSANDS)
          Current:
            Federal .... $ 5,498       $ 4,920       $ 2,671
            State ......   1,012           861           756
            Foreign ....     516           394           581
                         -------       -------       -------
                         $ 7,026       $ 6,175       $ 4,008
          Deferred:
            Federal ....    (488)       (3,371)       (2,369)
            State ......    (123)         (748)         (683)
            Foreign ....      --            --            --
                         -------       -------       -------
                            (611)       (4,119)       (3,052)
                         -------       -------       -------
                         $ 6,415       $ 2,056       $   956
                         =======       =======       =======

   The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate to income before income taxes. The source and tax effects of the differences are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            2000          1999          1998
                                                          -------       -------       -------
                                                                    (IN THOUSANDS)
          Income before provisions for income taxes ...   $ 1,481       $ 5,707       $ 2,789
                                                          =======       =======       =======

          Income tax at statutory federal rate (35%) ..       519         1,997           976
          Non-deductible merger expenses ..............     5,313            --            --
          State income tax, net of federal benefit ....       580            73            47
          Net operating loss carryforwards ............        --           (90)          (62)
          Foreign sales corporation ...................      (248)         (243)         (173)
          Research and development credits ............        --          (150)           --
          Foreign losses not currently benefited ......       182           469           168
          Other .......................................        69            --            --
                                                          -------       -------       -------
                                                          $ 6,415       $ 2,056       $   956
                                                          =======       =======       =======

   Foreign pretax income was $308,000, $900,000 and $1,500,000 in 2000, 1999 and
1998, respectively.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes.

                                                         YEARS ENDED
                                                         DECEMBER 31,
                                                   -----------------------
                                                     2000           1999
                                                   --------       --------
                                                        (IN THOUSANDS)
          Deferred tax assets:
            Non-deductible reserves ............   $  1,299       $    840
            Warranty and accrued expenses ......        563            408
            Net operating losses ...............      9,177          7,761
            Foreign loss carryforwards .........      1,298            869
            Other ..............................        925          1,196
            Valuation allowance ................     (2,446)          (869)
                                                   --------       --------
                    Total deferred tax assets ..   $ 10,816       $ 10,205
                                                   ========       ========

   The net valuation allowance increased by $1,577,000 and $339,000 during 2000 and 1999 respectively. $1,394,000 of the valuation allowance relates to stock option deductions that will be credited to equity when realized.

   As of December 31, 2000, Molecular Devices had net operating loss carryforwards for federal income tax purposes of approximately $23,000,000, which expire in the years 2010 through 2020 and federal research and development tax credits of approximately $1,000,000, which expire in the years 2012 through 2020.

   Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

NOTE 9. INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

   Molecular Devices operates in a single industry segment: the design, development, manufacture, sale and service of bioanalytical measurement systems for drug discovery and life sciences research applications.

   Foreign operations of European subsidiaries consist of sales, service, manufacturing and distribution. Intercompany transfers between geographic areas are accounted for at prices that approximate those negotiated in arm's-length transactions. Summarized data for Molecular Devices' domestic and international operations was as follows (in thousands):

                                                                  ADJUSTMENTS
                                                                      AND
                                    UNITED STATES     EUROPE      ELIMINATIONS        TOTAL
                                    -------------     -------     ------------      ---------
          YEAR ENDED
            DECEMBER 31, 2000
            Revenues                  $  90,478       $  17,302      $(11,745)      $  96,035
            Income from operations       (3,657)(1)         732          (506)         (3,431)
            Identifiable assets         170,468          12,738        (3,173)        180,033

          YEAR ENDED
            DECEMBER 31, 1999
            Revenues                  $  67,585       $  14,984      $(10,667)      $  71,902
            Income from operations        2,890 (1)       1,209          (313)          3,786
            Identifiable assets          85,641           9,117        (7,909)         86,849

          YEAR ENDED
            DECEMBER 31, 1998
            Revenues                  $  48,000       $  10,540      $ (6,306)      $  52,234
            Income from operations         (866)(1)       1,429            48             611
            Identifiable assets          71,103           5,567        (4,351)         72,319

-----------------------
(1)     Includes merger and acquisition related expenses

   Molecular Devices divides their business into two product families. The Drug Discovery family includes the FLIPR, CLIPR, Cytosensor, and LJL BioSystems product lines, and the combined entity's consumables business. The Life Sciences Research family includes the Maxline, Threshold and Skatron product lines. Consolidated revenue from Molecular Devices' product families was as follows (in thousands):

                                           Years ended December 31,
                                      ---------------------------------
                                        2000         1999         1998
                                      -------      -------      -------
          Drug Discovery              $49,168      $33,177      $20,934
          Life Sciences Research       46,867       38,725       31,300
                                      -------      -------      -------
             Total revenues           $96,035      $71,902      $52,234
                                      =======      =======      =======

   Sources of consolidated revenue from significant geographic regions were as follows (in thousands):

                                           Years ended December 31,
                                      ---------------------------------
                                        2000         1999         1998
                                      -------      -------      -------
          North America               $63,477      $46,976      $33,799
          Europe                       25,381       19,338       13,821
          Rest of World                 7,177        5,588        4,614
                                      -------      -------      -------
             Total revenues           $96,035      $71,902      $52,234
                                      =======      =======      =======

NOTE 10. COMPARATIVE QUARTERLY FINANCIAL DATA (UNAUDITED)

   Summarized quarterly financial data is as follows:

                                                      FIRST        SECOND            THIRD            FOURTH
                                                     -------      --------          --------          -------
                                                              (in thousands, except per share amounts)
          FISCAL 2000
            Revenues                                 $ 20,179      $ 24,038          $ 24,341          $ 27,477
            Gross margin                               12,818        15,053            15,274            17,307
            Net income (loss)                           1,186         2,037           (12,395)(1)         4,238
            Basic net income (loss) per share            0.09          0.14             (0.77)             0.26
            Diluted net income (loss) per share          0.08          0.13             (0.77)             0.25
          FISCAL 1999
            Revenues                                 $ 14,866      $ 16,819          $ 18,401          $ 21,816
            Gross margin                                8,904        10,654            11,875            14,170
            Net income (loss)                             572          (413)(2)         1,207             2,285
            Basic net income (loss) per share            0.04         (0.03)             0.09              0.17
            Diluted net income (loss) per share          0.04         (0.03)             0.08              0.16

----------------
(1) Includes a charge of approximately $15.2 million of direct costs related to the LJL BioSystems merger

(2) Includes a charge of approximately $2.0 million for the write-off of acquired in-process research and development related to the acquisition of Skatron.

NOTE 11. SUBSEQUENT EVENTS

   On January 5, 2001, Molecular Devices acquired all of the capital stock of Nihon Molecular Devices (NMD), its Japanese distributor, in exchange for $3,150,000. NMD was jointly established by JCR Pharmaceuticals Co., Ltd. and Molecular Devices in 1995 to import and sell Molecular Devices' products in Japan. NMD became a wholly owned subsidiary of Molecular Devices. The acquisition was accounted for as a purchase. The excess of the purchase price over the identified net assets of NMD will be allocated to goodwill and amortized over ten years.

                 MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                              BALANCE AT                                  BALANCE AT
                                              BEGINNING       CHARGED TO                     END
                 DESCRIPTION                   OF YEAR           COSTS     DEDUCTIONS      OF YEAR
                 -----------                  ----------      ----------   ----------     ----------
Allowance for doubtful accounts  receivable
  for the year ended December 31, 1998:            $ 184       $ 195        $ (10)         $ 369

Allowance for doubtful accounts  receivable
  for the year ended December 31, 1999:              369           83           --           452

Allowance for doubtful accounts  receivable
  for the year ended December 31, 2000:            $ 452        $ 161        $ (52)        $ 561

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
-------                             -----------------------
 2.1(1)        Form of Agreement and Plan of Merger between the Registrant and
               Molecular Devices Corporation, a California Corporation
 2.2(2)        Stock and Asset Purchase Agreement, dated as of May 17, 1999, among Molecular Devices Corporation, a Delaware corporation,
               Helge Skare, Wiel Skare, Steinar Faanes and Sten Skare, each an individual resident in Norway, Skatron Instruments AS, a
               Norwegian company, and Skatron Instruments, Inc., a Virginia corporation
 2.3(2)        Escrow Agreement, dated as of May 17, 1999, among Molecular
               Devices Corporation, a Delaware corporation, Helge Skare, Wiel
               Skare and Greater Bay Trust Company, as Escrow Agent
 2.4(6)        Agreement and Plan of Merger and Reorganization dated as of June
               7, 2000 by and among Molecular Devices Corporation, Mercury
               Acquisition Sub, Inc. and LJL BioSystems, Inc.
 3.1(1)        Amended and Restated Certificate of Incorporation of Registrant
 3.2(1)        Bylaws of the Registrant
 4.1(1)        Specimen Certificate of Common Stock of Registrant
10.1(1)*       1988 Stock Option Plan
10.2(1)*       Form of Incentive Stock Option under the 1988 Stock Option Plan
10.3(1)*       Form of Supplemental Stock Option under the 1988 Stock Option
               Plan
10.4(1)*       1995 Employee Stock Purchase Plan
10.6(1)*       Form of Nonstatutory Stock Option under the 1995 Non-Employee
               Directors' Stock Option Plan
10.8(1)*       Form of Incentive Stock Option under the 1995 Stock Option Plan
10.9(1)*       Form of Nonstatutory Stock Option under the 1995 Stock Option
               Plan
10.10(1)*      Form of Early Exercise Stock Purchase Agreement under the 1995
               Stock Option Plan
10.11(1)*      Form of Indemnity Agreement between the Registrant and its
               Directors and Executive Officers
10.12(1)*      Consulting Agreement dated July 20, 1988 by and between the
               Registrant and Harden M. McConnell, Ph.D.
10.19(2)*      Key Employee Agreement for Joseph D. Keegan dated March 11, 1998, as amended
10.20(3)       Exclusive License and Technical Support Agreement dated August
               28, 1998 by and between the Registrant and Affymax
10.21(3)*      Employee Offer Letter for Tim Harkness
10.22(3)*      Employee Offer Letter for Tony Lima
10.23(3)*      Employee Offer Letter for John Senaldi
10.24(5)*      1995 Non-Employee Director's Stock Option Plan, as amended
10.25(5)*      1995 Stock Option Plan, as amended
10.26(7)*      Employee Offer Letter for Patricia Sharp
10.27(8)*      LJL BioSystems 1994 Equity Incentive Plan and Forms of Agreements
10.28(8)*      LJL BioSystems 1997 Stock Plan and Forms of Agreements
10.29(8)*      LJL BioSystems 1998 Directors' Stock Option Plan and Forms of
               Agreements

EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
-------                             -----------------------
10.30(8)       Equipment Financing Agreement dated February 16, 1998 between LJL
               BioSystems and Lease Management Services, Inc.
10.31(9)       Lease between the Company and Coptech West
10.32          Sublease Agreement dated September 9, 1999 by and between
               Medtronic, Inc. and the Registrant
10.33          Lease Agreement dated May 26, 2000 by and between Aetna Life
               Insurance Company and the Registrant
21.1           Subsidiaries of the Registrant
23.1           Consent of Ernst & Young LLP, Independent Auditors
23.2           Consent of PricewaterhouseCoopers LLP, Independent Auditors

----------

(1) Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2) Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 1998, and filed August 13, 1998.

(3) Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 1998, and filed November 13, 1998.

(4) Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed May 26, 1999.

(5) Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 1999 and filed August 10, 1999.

(6) Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed June 12, 2000.

(7) Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 2000 and filed on November 13, 2000.

(8) Incorporated by reference to the similarly described exhibit filed with LJL BioSystems' Registration Statement on Form S-1 (File No. 333-43529) declared effective on March 12, 1998.

(9) Incorporated by reference to the similarly described exhibit filed with LJL BioSystems' Form 10-Q for the quarter ended March 31, 1998.


* Management contract or compensatory plan or arrangement.