Form 10-Q
period 2001-03-31
MOLECULAR DEVICES CORP
filed 2001-05-11
CIK 1003113

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

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

                               YES [X]     NO [ ]

As of May 9, 2001, 16,533,738 shares of the Registrant's Common Stock were outstanding.

                          Molecular Devices Corporation

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX


                                                                           PAGE
PART I.    FINANCIAL INFORMATION                                          NUMBER

ITEM 1.    FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEETS
           March 31, 2001 and December 31, 2000..........................   3

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended March 31, 2001 and 2000....................   4

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three Months Ended March 31, 2001 and 2000....................   5

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..........   6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...........................   9

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK.............................................  22


PART II.   OTHER INFORMATION

           ITEM 1.   LEGAL PROCEEDINGS ..................................  24

           ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...........  24

           ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.....................  24

           ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS....................................  24

           ITEM 5.   OTHER INFORMATION...................................  24

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................  24

SIGNATURE................................................................  25

                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                          MOLECULAR DEVICES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                            March 31,      December 31,
                                                              2001            2000
                                                           -----------     ------------
ASSETS:                                                    (unaudited)
  Current assets:
    Cash and cash equivalents                              $  74,238       $  41,832
    Short-term investments                                    20,611          55,259
    Accounts receivable, net                                  23,205          27,561
    Inventories                                               18,130          13,056
    Deferred tax asset                                         9,786          10,816
    Other current assets                                       5,472           5,791
                                                           ---------       ---------
      Total current assets                                   151,442         154,315

  Equipment and leasehold  improvements, net                   9,330           9,015
  Intangible and other assets                                 20,298          16,703
                                                           ---------       ---------
                                                           $ 181,070       $ 180,033
                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                       $   5,422       $   4,902
    Accrued liabilities                                        6,004           8,424
    Deferred revenue                                           2,172           2,488
    Current portion of long-term debt                             --             317
                                                           ---------       ---------
      Total current liabilities                               13,598          16,131

Long-term debt, net of current portion                            --             269

Stockholders' equity:
  Preferred stock, no par value; 3,000,000 authorized
    no shares issued or outstanding                               --              --
  Common stock, $.001 par value; 30,000,000 shares
    authorized; 16,529,454 and 16,331,167
    shares issued and outstanding, at March 31, 2001
    and December 31, 2000, respectively                           17              17
  Additional paid-in capital                                 172,810         169,820
  Accumulated deficit                                         (3,189)         (4,833)
  Deferred compensation                                         (416)           (443)
  Accumulated other comprehensive loss                        (1,750)           (928)
                                                           ---------       ---------
    Total stockholders' equity                               167,472         163,633
                                                           ---------       ---------
                                                           $ 181,070       $ 180,033
                                                           =========       =========

        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                             Three Months Ended
                                                  March 31,
                                             2001           2000
                                           -----------------------
                                                  (unaudited)
TOTAL REVENUES                             $ 20,732       $ 20,179

TOTAL COST OF REVENUES                        7,976          7,361
                                           --------       --------

GROSS MARGIN                                 12,756         12,818
                                           --------       --------

OPERATING EXPENSES:
  Research and development                    3,635          3,987
  Selling, general and administrative         7,773          7,478
                                           --------       --------

Total operating expenses                     11,408         11,465
                                           --------       --------

INCOME FROM OPERATIONS                        1,348          1,353
Other income, net                             1,325            602
                                           --------       --------

INCOME BEFORE TAXES                           2,673          1,955
Income tax provision                         (1,029)          (769)
                                           --------       --------

NET INCOME                                 $  1,644       $  1,186
                                           ========       ========

BASIC NET INCOME PER SHARE                 $   0.10       $   0.09
                                           ========       ========

DILUTED NET INCOME PER SHARE               $   0.10       $   0.08
                                           ========       ========

SHARES USED IN COMPUTING BASIC NET
INCOME PER SHARE                             16,454         13,906
                                           ========       ========

SHARES USED IN COMPUTING DILUTED
NET INCOME PER SHARE                         17,207         15,205
                                           ========       ========

        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Three Months Ended
                                                                         March 31,
                                                                    2001           2000
                                                                  --------       --------
                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  1,644       $  1,186
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                       641            492
    Amortization of deferred compensation                               27            109
    Stock compensation expense                                          --            535
    Amortization of goodwill and developed technology                  141             79
    (Increase) decrease in assets:
      Accounts receivable                                            4,356           (562)
      Inventories                                                   (5,074)        (1,278)
      Deferred tax asset                                             1,030           (865)
      Other current assets                                             319           (970)
    Increase (decrease) in liabilities:
      Accounts payable                                                 520          1,176
      Accrued liabilities                                           (2,420)           743
      Deferred revenue                                                (316)           579
                                                                  --------       --------
Net cash provided by operating activities                              868          1,224
                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                                 (6,914)       (11,414)
Proceeds from sales and maturities of short-term investments        41,562            997
Capital expenditures                                                  (956)        (2,338)
Acquisition of Nihon Molecular Devices                              (3,150)            --
Other assets                                                          (586)        (1,283)
                                                                  --------       --------

Net cash provided by (used in) investing activities                 29,956        (14,038)
                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings                                                (586)           (67)
Issuance of common stock, net                                        2,990         19,960
                                                                  --------       --------

Net cash provided by financing activities                            2,404         19,893
                                                                  --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (822)          (215)

Net increase in cash and cash equivalents                           32,406          6,864
Cash and cash equivalents at beginning of period                    41,832         32,083
                                                                  --------       --------

Cash and cash equivalents at end of period                        $ 74,238       $ 38,947
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

Molecular Devices acquired all of the outstanding stock of LJL BioSystems, Inc. ("LJL BioSystems") in a tax-free, stock-for-stock transaction on August 30, 2000. LJL BioSystems was also engaged in the design, development, manufacture, sale and service of bioanalytical measurement systems for life sciences and drug discovery applications. Molecular Devices has accounted for the transaction as a pooling of interests, and, accordingly, the condensed consolidated financial statements and all financial information related to the year 2000 have been restated to reflect the combined operations, financial position and cash flows of both companies.

Molecular Devices acquired all of the capital stock of Nihon Molecular Devices ("NMD"), its Japanese distributor on January 5, 2001. Molecular Devices has accounted for the transaction as a purchase, and all financial information related to 2001 include the results of both companies.

The condensed consolidated financial statements included herein have been prepared in accordance with the published rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000, included in the Molecular Devices Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the SEC on March 30, 2001.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which we adopted January 1, 2001, establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives will be reported currently in earnings or in other comprehensive income, depending on their effectiveness pursuant to SFAS No. 133. As of March 31, 2001, we had not engaged in hedging activities. However, we anticipate engaging in hedging activity in the future, and therefore, expect to be impacted by the pronouncement at such time.

NOTE 3. BUSINESS COMBINATIONS

On January 5, 2001, Molecular Devices acquired all of the capital stock of NMD, its Japanese distributor, in exchange for $3,150,000. As a result, NMD became a wholly owned subsidiary of Molecular Devices. JCR Pharmaceuticals Co., Ltd. and Molecular Devices jointly established NMD in 1995 to import and sell Molecular Devices' products in Japan. The excess of the purchase price over the identified net assets of NMD has been allocated to goodwill (as follows) and is being amortized over ten years (in thousands):

      Acquired goodwill                                            $1,938
      Net book value of acquired assets and liabilities
          which approximate fair value                              1,212
                                                                   ------
      Total purchase price                                         $3,150
                                                                   ======

Pro forma consolidated results for Molecular Devices had the acquisition been consummated January 1, 2001 are not materially different from those presented in this Form 10-Q.

Molecular Devices acquired all of the outstanding stock of LJL BioSystems in a tax-free, stock-for-stock transaction on August 30, 2000, as a result of which LJL BioSystems became a wholly owned subsidiary of Molecular Devices. Molecular Devices exchanged approximately 4.5 million shares of common stock for all of the outstanding common shares of LJL BioSystems. In addition, Molecular Devices assumed outstanding options and warrants to acquire LJL BioSystems shares, which were converted into options and warrants to acquire approximately 557,000 share of Molecular Devices' common stock. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying condensed consolidated financial statements and all financial information for the year 2000 have been restated to include the operations of LJL BioSystems for all periods presented.

NOTE 4.  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 requires unrealized gains or losses on Molecular Devices' short-term investments and the cumulative effect of Molecular Devices' foreign currency translation adjustments, which are reported in stockholders' equity, to be included in other comprehensive income. Comprehensive income was approximately $1.1 million for each of the three-month periods ended March 31, 2001 and 2000.

NOTE 5.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Molecular Devices considers all highly liquid investments in debt securities with a remaining maturity from the date of purchase of 90 days or less to be cash equivalents. Cash equivalents consist of money market funds and corporate debt securities and U.S. government debt instruments. Molecular Devices' short-term investments include obligations of $5.0 million of governmental agencies and $15.6 million of corporate debt securities with original maturities ranging between 3 and 12 months. By policy, Molecular Devices limits concentration of credit risk by diversifying its investments among a variety of high credit-quality issuers. All cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities are carried at amortized cost, which approximated fair value at March 31, 2001. Material unrealized gains and losses, if any, are reported in stockholders' equity and included in other comprehensive income. Fair value is estimated based on available market information.

The cost of securities sold is based on the specific identification method. For the three months ended March 31, 2001, gross realized gains and losses on available-for-sale securities were immaterial.

NOTE 6. INVENTORIES

Inventories consist of (in thousands):

                                                    March 31,     December 31,
                                                      2001            2000
                                                   -----------    ------------
                                                   (unaudited)
Finished goods                                      $  9,074        $  5,920
Work in process                                        2,525           2,227
Raw materials and subassemblies                        6,531           4,909
                                                    --------        --------
                                                    $ 18,130        $ 13,056
                                                    ========        ========

NOTE 7. NET INCOME PER SHARE

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

                                                              Three Months Ended
                                                                   March 31,
                                                              2001          2000
                                                            ----------------------
                                                                  (unaudited)
Net Income                                                  $  1,644      $  1,186
                                                            ========      ========

Denominator for basic EPS -- weighted average
common shares outstanding                                     16,454        13,906

Effect of dilutive securities -- employee stock options          753         1,299
                                                            --------      --------

Denominator for diluted EPS -- weighted average
common shares outstanding plus dilutive securities            17,207        15,205
                                                            --------      --------

BASIC NET INCOME PER SHARE                                  $   0.10      $   0.09
                                                            ========      ========

DILUTED NET INCOME PER SHARE                                $   0.10      $   0.08
                                                            ========      ========

NOTE 8.  SEGMENT INFORMATION

Molecular Devices operates in a single industry segment: the design, development, manufacture, sale and service of bioanalytical measurement systems for drug discovery and life sciences research applications.

                          MOLECULAR DEVICES CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains "forward-looking statements." For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "predicts," "expects," "estimates," "intends," "will," "continue," "may," "potential," "should" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, those discussed below and under the caption "Factors that May Affect Future Results," as well as those identified in the Molecular Devices Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on March 30, 2001.

Molecular Devices acquired all of the outstanding stock of LJL BioSystems in a tax-free, stock-for-stock transaction on August 30, 2000, as a result of which LJL BioSystems became a wholly owned subsidiary of Molecular Devices. The transaction was accounted for under the pooling of interests method of accounting and, accordingly, all financial information related to the year 2000 has been restated to include the operations of LJL BioSystems for all periods presented.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 contained in the Molecular Devices Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on March 30, 2001. The results for the first three months of 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

RESULTS OF OPERATIONS -- Three months ended March 31, 2001 and 2000

REVENUES. Revenues for the first quarter of 2001 increased 3% to $20.7 million from $20.2 million in the first quarter of 2000, but were below our expectations as a result of postponements of order decisions by a number of customers late in the quarter. The Life Sciences and Drug Discovery product families both generated increased levels of revenue. The Life Sciences Research product family consists of Molecular Devices' Maxline(TM), Skatron and Threshold(R) products. The Drug Discovery product family consists of Molecular Devices' FLIPR(R), CLIPR and Cytosensor systems and the entire LJL BioSystems product family. Life Sciences Research revenues increased nominally by 1% primarily due to continued strong demand for the SPECTRAmax PLUS384 (which was introduced in the first quarter of 2000). Drug Discovery revenues increased by 4% primarily due to the introduction and sales of our FLEXstation(TM) in the first quarter of 2001 as well as increased sales of our Cytosensor product line. We typically experience a decrease in the level of sales in the first calendar quarter as compared to the fourth quarter of the preceding year because of budgetary and capital equipment purchasing patterns in the life sciences industry.

GROSS MARGIN. Gross margin decreased to 61.5% in the first quarter of 2001 as compared to 63.5% in the first quarter of 2000. This margin deterioration was primarily due to lower sales volumes of our higher margin products including the LJL BioSystems products as well as the Gemini XS. In addition, a higher overhead base combined with lower than expected sales volumes in the first quarter of 2001 added to the margin deterioration.

RESEARCH AND DEVELOPMENT. Research and development expenses for the first quarter of 2001 decreased by 9% to $3.6 million (17.5% of revenues) from $4.0 million (19.8% of revenues) for the first quarter of 2000. The decreased spending for the period was primarily the result of the synergies created by the combined Molecular Devices/LJL BioSystems research and development groups.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the first quarter of 2001 increased by 4% to $7.8 million (37.5% of revenues) from $7.5 million (37.1% of revenues) for the first quarter of 2000. The increased spending was primarily the result of additional expenditures worldwide on marketing, sales and service activities, most notably our acquisition of our Japanese distributor Nihon Molecular Devices, as we continued our efforts to expand our worldwide market coverage. Decreased administrative spending, reflective of the synergies created by the combination of Molecular Devices' and LJL BioSystems' administrative organizations, partially offset the increased marketing, sales and service expenditures.

OTHER INCOME (NET). Net other income increased to $1.3 million in the first quarter of 2001 as compared to $602,000 in the same period of 2000. The increase in the period was due to additional interest income generated from higher cash balances.

INCOME TAX PROVISION. We recorded an income tax provision of $1.0 million in the first quarter of 2001 as compared to $769,000 in the same period of 2000. The difference in the effective tax rate of 38.5% for the first quarter of 2001 compared to 39.3% for the first quarter of 2000 results from the fact that the tax rate for the first quarter of 2000 is based on the evaluation of various different factors, including the combined companies' statutory and state tax rates and the elimination of a portion of the valuation allowance for deferred tax assets of LJL BioSystems in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents, and short-term investments of approximately $94.8 million at March 31, 2001 compared to $97.1 million at December 31, 2000. Operating activities in the first three months of 2001 provided approximately $868,000 of cash primarily due to our earnings and decreased accounts receivable as offset by increased inventory. Approximately $30.0 million of cash was provided by investing activities in the first three months of 2001 primarily due to $34.6 million of net short-term investment maturities offset by (1) $3.2 million used to acquire Nihon Molecular Devices, our Japanese distributor, (2) a $1.2 million strategic equity investment in a privately held company, as partially offset by the amortization of goodwill and acquired technology, and
(3) $956,000 of capital expenditures, primarily related to the completion of our facilities expansion in Sunnyvale, California, as well as various computer and software related projects. Financing activities provided $2.4 million, primarily due to the issuance of common stock related to the exercise of stock options by employees, as partially offset by the payoff of $586,000 in short- and long-term debt.

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

We have generated sufficient cash flow to fund our capital requirements primarily though financing activities over the last three years. However, we cannot assure you that we will not require additional financing in the future to support our existing operations or potential acquisition and technology licensing opportunities that may arise. Therefore, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

The timing of capital equipment purchases by customers is expected to be uneven and difficult to predict. Many of our products represent significant capital purchases for our customers. The list prices for our instruments range from $5,000 to $494,500. Accordingly, our customers generally take a relatively long time to evaluate our products, and a significant portion of our revenues is typically derived from sales of a small number of relatively high-priced products. Purchases are generally made by purchase orders and not long-term contracts. Delays in receipt of anticipated orders for our relatively high priced products could lead to substantial variability from quarter to quarter. Furthermore, we have historically received purchase orders and made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could have a materially adverse affect on results of operations for that quarter.

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

WE DEPEND ON ORDERS THAT ARE RECEIVED AND SHIPPED IN THE SAME QUARTER AND THEREFORE HAVE LIMITED VISIBILITY OF FUTURE PRODUCT SHIPMENTS.

Our net sales in any given quarter depend upon a combination of orders received in that quarter for shipment in that quarter and shipments from backlog. Our products are typically shipped within 30 to 90 days of purchase order receipt. As a result, we do not believe that the amount of backlog at any particular date is indicative of our future level of sales. Our backlog at the beginning of each quarter does not include all product sales needed to achieve expected revenues for that quarter. Consequently, we are dependent on obtaining orders for products to be shipped in the same quarter that the order is received. Moreover, customers may reschedule deliveries, and production difficulties could delay shipments. Accordingly, we have limited visibility of future product shipments, and our results of operations are subject to significant variability from quarter to quarter.

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

For example, we relied primarily on a single supplier of disposable plastic tips used with our FLIPR384 system for most of 2000, and we experienced delays and customer dissatisfaction due to our supplier's inability to deliver an adequate supply of tips. We now have an alternative supplier for the disposable plastic tips but we cannot predict whether we will encounter additional similar delays in the future. Our current suppliers and known potential alternative suppliers of disposable plastic tips used with our FLIPR384 system are our competitors.

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

WE RELY UPON DISTRIBUTORS FOR PRODUCT SALES AND SUPPORT OUTSIDE NORTH AMERICA.

In 2000 approximately 17% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. In January 2001, we acquired our Japanese distributor, Nihon Molecular Devices. As a result, we will be providing direct sales and service support to customers in this substantial market. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a materially adverse affect on our business, financial condition and results of operations.

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

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN CURRENCY EXCHANGE RATE, POLITICAL AND ECONOMIC RISKS.

We maintain facilities in Norway, the United Kingdom, Germany and Japan, and sales to customers outside the U.S. accounted for approximately 37% our revenues in 2000. We anticipate that international sales will continue to account for a significant portion of our revenues.

All of our sales to international distributors are denominated in U.S. dollars. All of our direct sales in the United Kingdom, Germany, France, Japan and Canada are denominated in local currencies and totaled $19.2 million (20% of total revenues) in 2000. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Historically, foreign exchange gains and losses have been immaterial to our results of operations. However, we cannot predict whether these gains and losses will continue to be immaterial, particularly as we increase our direct sales outside North America. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not engage in foreign currency hedging transactions.

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

OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE SHAREHOLDERS TO LOSE A SUBSTANTIAL PART OF THEIR INVESTMENT IN OUR STOCK.

The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. Over the last twelve months, our stock price has ranged from $17.33 to $112.50. Our stock price could decline regardless of our actual operating performance, and shareholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for shareholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

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

RISKS RELATING TO THE MERGER WITH LJL BIOSYSTEMS

IF WE DO NOT SUCCESSFULLY INTEGRATE THE COMPANIES INTO A SINGLE BUSINESS AND REALIZE THE EXPECTED BENEFITS OF THE MERGER, WE WILL HAVE INCURRED SIGNIFICANT COSTS WHICH MAY HARM OUR BUSINESS.

We expect to continue to incur costs from integrating LJL BioSystems' operations, products and personnel. These costs may be substantial and may include costs for:

-   employee redeployment, relocation or severance;

-   conversion of information systems;

-   reorganization or closures of facilities; and

-   relocation or disposition of excess equipment.


We do not know whether we will be successful in these integration efforts and cannot assure you that we will realize the expected benefits of the merger.

IF CUSTOMER RELATIONSHIPS OR STRATEGIC PARTNERSHIPS ARE DISRUPTED AS A RESULT OF THE MERGER, OUR SALES COULD DECLINE OR WE COULD LOSE CUSTOMERS.

Customers of Molecular Devices and LJL BioSystems may not continue their current buying patterns following the merger. Any significant delay or reduction in orders for Molecular Devices' or LJL BioSystems' products could have a materially adverse effect on the combined company's business, financial condition and results of operations. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of Molecular Devices' and LJL BioSystems' products and the combined company's future product strategy. Customers may also consider purchasing products of competitors. In addition, by increasing the breadth of Molecular Devices' and LJL BioSystems' business, it may be more difficult for the combined company to enter into or maintain relationships, including relationships with customers or partners.

IF WE ARE NOT SUCCESSFUL IN INTEGRATING OUR ORGANIZATIONS, WE WILL NOT BE ABLE TO OPERATE EFFICIENTLY.

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

INTEGRATING OUR COMPANIES MAY DIVERT MANAGEMENT'S ATTENTION AWAY FROM OUR OPERATIONS.

Successful integration of Molecular Devices' and LJL BioSystems' operations, products and personnel may place a significant burden on our management and our internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could have a materially adverse effect on the combined company's business, financial condition and operating results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in interest rates and foreign currency exchange rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. A discussion of our accounting policies for financial instruments and further disclosures relating to financial institutions is included in the Summary of Significant Accounting Policies note in the Notes to Consolidated Financial Statements included in the Molecular Devices Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash equivalents and short-term investments. We invest our excess cash primarily in demand deposits with United States banks and money market accounts and short-term securities. These securities, consisting of $15.6 million of commercial paper and $5.0 million of U.S. government agency securities, are carried at market value, which approximate cost, typically mature or are redeemable within 90 to 360 days, and bear minimal valuation risk. We have not experienced any significant losses on these investments.

We are exposed to changes in exchange rates primarily in the United Kingdom, Germany, Japan and Canada, where we sell direct in local currencies. All export sales, with the exception of sales into Canada, are denominated in U.S. dollars and bear no exchange rate risk. However, a strengthening of the U.S. dollar could make our products less competitive in overseas markets. Gains and losses resulting from foreign currency transactions in Canada have historically been immaterial. Translation gains and losses related to our foreign subsidiaries in the United Kingdom, Germany, Japan and Norway are accumulated as a separate component of stockholders' equity. Those gains and losses have historically been immaterial.

                          MOLECULAR DEVICES CORPORATION

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In 2000, we entered into an employment arrangement with Ms. Patricia Sharp pursuant to which we are obligated to issue an aggregate of up to 2,500 shares of our common stock over a period of two years to Ms. Sharp in exchange for services rendered. As a result of this arrangement, we issued shares of our common stock to this officer as indicated below in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

                                       Number of Shares       Date of Issue
        Ms. Sharp                              625            March 5, 2001

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits

                    2.5 Stock Purchase Agreement dated as of November 14, 2000 by and among JCR Pharmaceuticals, K.K. and Molecular Devices Corporation.

                    10.34    Change in Control Severance Benefit Plan.

            (b)     Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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

                              Date: May 10, 2001

                                 EXHIBIT INDEX


Exhibit
Number         Description
------         -----------
2.5            Stock Purchase Agreement dated as of November 14, 2000 by and among JCR Pharmaceuticals, K.K. and Molecular Devices
               Corporation.

10.34          Change in Control Severance Benefit Plan.