Form 10-Q
period 2001-06-30
MOLECULAR DEVICES CORP
filed 2001-08-14
CIK 1003113

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________to ___________________

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

                                 YES [X] NO [ ]

As of August 10, 2001, 16,957,597 shares of the Registrant's Common Stock were outstanding.

                          MOLECULAR DEVICES CORPORATION

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX


                                                                                               PAGE
                                                                                              NUMBER
PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEETS
           June 30, 2001 and December 31, 2000................................................   3

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Three and Six Months Ended June 30, 2001 and 2000..................................   4

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Six Months Ended June 30, 2001 and 2000............................................   5

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...............................   6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................................  11

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK..................................................................  24


PART II.   OTHER INFORMATION

           ITEM 1.   LEGAL PROCEEDINGS .......................................................  25

           ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS................................  25

           ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..........................................  25

           ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS.........................................................  25

           ITEM 5.   OTHER INFORMATION........................................................  26

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.........................................  26

SIGNATURE            .........................................................................  27

                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                          MOLECULAR DEVICES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                          June 30,       December 31,
                                                            2001            2000
                                                         ---------       -----------
                                                        (unaudited)
ASSETS:
  Current assets:
    Cash and cash equivalents                            $  79,334       $  41,832
    Short-term investments                                  18,284          55,259
    Accounts receivable, net                                24,584          27,561
    Inventories                                             18,071          13,056
    Deferred tax asset                                       8,277          10,816
    Other current assets                                     2,863           5,791
                                                         ---------       ---------
      Total current assets                                 151,413         154,315

  Equipment and leasehold  improvements, net                 9,569           9,015
  Intangible and other assets                               20,348          16,703
                                                         ---------       ---------
                                                         $ 181,330       $ 180,033
                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                     $   3,787       $   4,902
    Accrued liabilities                                      4,877           8,424
    Deferred revenue                                         2,159           2,488
    Current portion of long-term debt                           --             317
                                                         ---------       ---------
      Total current liabilities                             10,823          16,131

  Long-term debt, net of current portion                        --             269

  Stockholders' equity:
    Preferred stock, no par value; 3,000,000 authorized
      no shares issued or outstanding                           --              --
    Common stock, $.001 par value; 60,000,000 shares
      authorized; 16,555,456 and 16,331,167
      shares issued and outstanding, at June 30, 2001
      and December 31, 2000, respectively                       17              17
    Additional paid-in capital                             173,357         169,820
    Accumulated deficit                                       (754)         (4,833)
    Deferred compensation                                     (388)           (443)
    Accumulated other comprehensive loss                    (1,725)           (928)
                                                         ---------       ---------
      Total stockholders' equity                           170,507         163,633
                                                         ---------       ---------
                                                         $ 181,330       $ 180,033
                                                         =========       =========

        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts, unaudited)

                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                     June 30,
                                                             2001           2000           2001           2000
                                                           -----------------------       -----------------------
REVENUES                                                   $ 23,982       $ 24,038       $ 44,714       $ 44,217

COST OF REVENUES                                              9,334          8,985         17,309         16,346
                                                           --------       --------       --------       --------

GROSS PROFIT                                                 14,648         15,053         27,405         27,871
                                                           --------       --------       --------       --------

OPERATING EXPENSES:
  Research and development                                    3,507          4,438          7,142          8,425
  Selling, general and administrative                         8,411          8,315         16,184         15,793
                                                           --------       --------       --------       --------

    Total operating expenses                                 11,918         12,753         23,326         24,218
                                                           --------       --------       --------       --------

INCOME FROM OPERATIONS                                        2,730          2,300          4,079          3,653
Other income, net                                             1,229            986          2,554          1,588
                                                           --------       --------       --------       --------

INCOME BEFORE INCOME TAXES                                    3,959          3,286          6,633          5,241
Income tax provision                                         (1,524)        (1,265)        (2,554)        (2,018)
                                                           --------       --------       --------       --------

NET INCOME                                                 $  2,435       $  2,021       $  4,079       $  3,223
                                                           ========       ========       ========       ========

BASIC NET INCOME PER SHARE                                 $   0.15       $   0.14       $   0.25       $   0.22
                                                           ========       ========       ========       ========

DILUTED NET INCOME PER SHARE                               $   0.15       $   0.13       $   0.24       $   0.21
                                                           ========       ========       ========       ========

SHARES USED IN COMPUTING BASIC NET INCOME PER SHARE          16,547         14,793         16,501         14,350
                                                           ========       ========       ========       ========

SHARES USED IN COMPUTING DILUTED NET INCOME PER SHARE        16,751         15,933         17,052         15,569
                                                           ========       ========       ========       ========


        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                     Six Months Ended
                                                                          June 30,
                                                                      2001           2000
                                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  4,079       $  3,223
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                     1,283          1,068
    Amortization of deferred compensation                               55          1,000
    Amortization of goodwill and developed technology                  282            156
    (Increase) decrease in assets:
      Accounts receivable                                            2,977         (2,542)
      Inventories                                                   (5,015)        (1,537)
      Deferred tax asset                                             2,539         (1,763)
      Other current assets                                           2,928         (1,707)
    Increase (decrease) in liabilities:
      Accounts payable                                              (1,115)         1,669
      Accrued liabilities                                           (3,548)         2,463
      Deferred revenue                                                (329)           562
                                                                  --------       --------

Net cash provided by operating activities                            4,136          2,592
                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                                 (6,914)       (32,958)
Proceeds from sales and maturities of short-term investments        43,889          2,676
Capital expenditures                                                (1,837)        (4,720)
Acquisition of Nihon Molecular Devices                              (3,150)            --
Other assets                                                          (776)        (1,244)
                                                                  --------       --------

Net cash provided by (used in) investing activities                 31,212        (36,246)
                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings                                                (586)          (137)
Issuance of common stock, net                                        3,537         82,003
                                                                  --------       --------

Net cash provided by financing activities                            2,951         81,866
                                                                  --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (797)          (517)

Net increase in cash and cash equivalents                           37,502         47,695
Cash and cash equivalents at beginning of period                    41,832         32,083
                                                                  --------       --------

Cash and cash equivalents at end of period                        $ 79,334       $ 79,778
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

Molecular Devices acquired all of the capital stock of Nihon Molecular Devices ("NMD"), its Japanese distributor, on January 5, 2001. Molecular Devices has accounted for the transaction as a purchase, and all financial information related to 2001 includes the results of both companies.

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have infinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and have not yet determined what the effect of these tests will be on our earnings and financial position.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which we adopted January 1, 2001, establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives will be reported currently in earnings or in other comprehensive income, depending on their effectiveness pursuant to SFAS No. 133. As of June 30, 2001, we had not engaged in hedging activities. However, we anticipate engaging in hedging activity in the future, and therefore, expect to be impacted by the pronouncement at such time.

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

            Acquired goodwill                                         $1,938
            Net book value of acquired assets and liabilities
                which approximate fair value                           1,212
                                                                      ======
            Total purchase price                                      $3,150
                                                                      ======

Pro forma consolidated results for Molecular Devices had the acquisition been consummated January 1, 2001 are not materially different from those presented in this Form 10-Q.

Molecular Devices acquired all of the outstanding stock of LJL BioSystems in a tax-free, stock-for-stock transaction on August 30, 2000, as a result of which LJL BioSystems became a wholly owned subsidiary of Molecular Devices. Molecular Devices exchanged approximately 4.5 million shares of common stock for all of the outstanding common shares of LJL BioSystems. In addition, Molecular Devices assumed outstanding options and warrants to acquire LJL BioSystems shares, which were converted into options and warrants to acquire approximately 557,000 shares of Molecular Devices' common stock. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying condensed consolidated financial statements and all financial information for the year 2000 have been restated to include the operations of LJL BioSystems for all periods presented.

NOTE 4. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 requires unrealized gains or losses on Molecular Devices' short-term investments and the cumulative effect of Molecular Devices' foreign currency translation adjustments, which are reported in stockholders' equity, to be included in other comprehensive income. Comprehensive income was approximately $2.5 million and $1.8 million for the three-month periods ended June 30, 2001 and 2000, respectively. Comprehensive income was approximately $3.6 million and $2.9 million for the six-month periods ended June 30, 2001 and 2000, respectively.

NOTE 5. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Molecular Devices considers all highly liquid investments in debt securities with a remaining maturity from the date of purchase of 90 days or less to be cash equivalents. Cash equivalents consist of money market funds and corporate debt securities and U.S. government debt instruments. As of June 30, 2001, Molecular Devices' short-term investments include obligations of $8.0 million of governmental agencies and $10.3 million of corporate debt securities with original maturities ranging between 3 and 12 months. By policy, Molecular Devices limits concentration of credit risk by diversifying its investments among a variety of high credit-quality issuers. All cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities are carried at amortized cost, which approximated fair value at June 30, 2001. Material unrealized gains and losses, if any, are reported in stockholders' equity and included in other comprehensive income. Fair value is estimated based on available market information. The cost of securities sold is based on the specific identification method. For the three and six months ended June 30, 2001, gross realized gains and losses on available-for-sale securities were immaterial.

NOTE 6. INVENTORIES

Inventories consist of (in thousands):

                                          June 30, 2001   December 31, 2000
                                          -------------   -----------------
                                           (unaudited)
Finished goods                                $ 9,407          $ 5,920
Work in process                                 2,861            2,227
Raw materials and subassemblies                 5,803            4,909
                                              -------          -------
                                              $18,071          $13,056
                                              =======          =======

NOTE 7. NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of shares of common stock outstanding and diluted net income per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from outstanding stock options (using the treasury stock method). Computation of earnings per share is as follows (in thousands, except per share amounts, unaudited):


                                                             Three Months Ended        Six Months Ended
                                                                  June 30,                 June 30,
                                                              2001         2000         2001         2000
                                                            --------------------      --------------------
Net Income                                                  $ 2,435      $ 2,021      $ 4,079      $ 3,223
                                                            =======      =======      =======      =======

Denominator for basic EPS - weighted average
  common shares outstanding                                  16,547       14,793       16,501       14,350

Effect of dilutive securities - employee stock options          204        1,140          551        1,219
                                                            -------      -------      -------      -------

Denominator for diluted EPS - weighted average common
  shares outstanding plus dilutive securities                16,751       15,933       17,052       15,569
                                                            -------      -------      -------      -------

BASIC NET INCOME PER SHARE                                  $  0.15      $  0.14      $  0.25      $  0.22
                                                            =======      =======      =======      =======

DILUTED NET INCOME PER SHARE                                $  0.15      $  0.13      $  0.24      $  0.21
                                                            =======      =======      =======      =======

NOTE 8. SEGMENT INFORMATION

Molecular Devices operates in a single industry segment: the design, development, manufacture, sale and service of bioanalytical measurement systems for drug discovery and life sciences research applications.

NOTE 9. SUBSEQUENT EVENTS

On July 19, 2001, Molecular Devices completed the acquisition of all of the outstanding capital stock (the "Shares") of Cytion S.A. pursuant to a Stock Purchase Agreement dated as of July 6, 2001 by and among Molecular Devices, Cytion, Jean-Pierre Rosat (as agent for the stockholders of Cytion) and each of the stockholders of Cytion S.A. (the "Purchase Agreement"). The aggregate purchase price for the Shares, which was arrived at through arms-length negotiations, was $7.5 million in cash and 400,000 shares of Molecular Devices common stock. Based on the closing price of Molecular Devices common stock on July 19, 2001, the aggregate value of the consideration issued at closing was approximately $15,300,000. Under the terms of the Purchase Agreement, additional cash consideration will be paid to Cytion stockholders upon the achievement of key milestones. Molecular Devices funded the cash portion of the purchase price from working capital. The acquisition will be accounted for using the purchase method of accounting. The description contained in this Note 9 of the transactions contemplated by the Purchase Agreement is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which is attched hereto as Exhibit 2.1

Cytion develops systems designed to analyze ion channels through the electrophysiological technique of automated patch clamping. Molecular Devices currently intends to maintain Cytion as a wholly owned subsidiary located in Switzerland and to have Cytion continue to conduct its business as historically conducted.

On July 26, 2001, Molecular Devices' board of directors approved the repurchase of up to an aggregate of 1.5 million shares of its Common Stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 contained in the Molecular Devices Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on March 30, 2001. The results for the first six months of 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

RESULTS OF OPERATIONS -- THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES. Revenues for the second quarter of 2001 were $24.0 million, flat with the second quarter of 2000. Revenues for the first six months of 2001 increased $497,000, or 1%, to $44.7 million from $44.2 million in the same period last year. The Drug Discovery products experienced a decline in revenues of 8% compared with the second quarter of 2000, while the Life Sciences Research products generated a 7% increase in revenues compared with the second quarter of 2000. The Drug Discovery products consist of Molecular Devices' FLIPR(R), CLIPR and Cytosensor systems and all of the LJL BioSystems products. The Life Sciences Research products consist of Molecular Devices' Maxline(TM), Skatron and Threshold(R) products. Drug Discovery revenues decreased primarily due to continued weak demand for the high-end high-throughput systems, including the entire LJL BioSystems product family and the impact of product returns that were accepted to resolve issues related to the terms of two customer sales. Life Sciences Research revenues increased primarily due to the strong sales of our FLEXstation(TM) as well as increased sales of our Skatron product line.

GROSS MARGIN. Gross margin decreased to 61.1% in the second quarter of 2001 as compared to 62.6% in the second quarter of 2000 and to 61.3% for the first six months of 2001 as compared to 63.0% in the first six months of 2000. This margin deterioration was primarily due to lower sales volumes of our higher margin Drug Discovery products. In addition, a higher overhead base combined with lower than expected sales volumes in the second quarter of 2001 added to the margin deterioration.

RESEARCH AND DEVELOPMENT. Research and development expenses for the second quarter of 2001 decreased by 21% to $3.5 million (14.6% of revenues) from $4.4 million (18.5% of revenues) for the second quarter of 2000. Research and development expenses for the first six months of 2001 decreased by 15% to $7.1 million (16.0% of revenues) from $8.4 million (19.1% of revenues) for the first six months of 2000. The decreased spending for the periods was primarily the result of the synergies created by the combined Molecular Devices/LJL BioSystems research and development groups. We anticipate an increase in research and development expenses due to the acquisition of Cytion.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the second quarter of 2001 increased by 1.2% to $8.4 million (35.1% of revenues) from $8.3 million (34.6% of revenues) for the second quarter of 2000. Selling, general and administrative expenses for the first six months of 2001 increased by 2.5% to $16.2 million (36.2% of revenues) from $15.8 million (35.7% of revenues) for the first six months of 2000. The increased level of expense was primarily the result of additional expenditures worldwide on marketing, sales and service activities, including increasing our provision for doubtful accounts and most notably our acquisition of our Japanese distributor Nihon Molecular Devices, as we continued our efforts to expand our worldwide market coverage. Decreased administrative spending, reflective of the synergies created by the combination of Molecular Devices' and LJL BioSystems' administrative organizations, partially offset the increased marketing, sales and service expenditures.

OTHER INCOME (NET). Net other income increased to $1.2 million in the second quarter of 2001 as compared to $986,000 in the same period of 2000. Net other income increased to $2.6 million in the first six months of 2001 as compared to $1.6 million in the same period of 2000. The increase in both periods was due to additional interest income generated from higher cash balances.

INCOME TAX PROVISION. We recorded an income tax provision of $1.5 million in the second quarter of 2001 as compared to $1.3 million in the same period of 2000. We recorded an income tax provision of $2.6 million for the first six months of 2001 as compared to $2.0 million for the same period of 2000. The tax provision for all periods presented was based on an effective tax rate of 38.5%.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and short-term investments of approximately $97.6 million at June 30, 2001 compared to $97.1 million at December 31, 2000. Operating activities in the first six months of 2001 provided approximately $4.1 million of cash primarily due to our earnings and decreased accounts receivable and taxes receivable, as offset by increased inventory. Approximately $31.2 million of cash was provided by investing activities in the first six months of 2001 primarily due to $37.0 million of net short-term investment maturities offset by (1) $3.2 million used to acquire Nihon Molecular Devices, our Japanese distributor, (2) a $1.2 million strategic equity investment in a privately held company, as partially offset by the amortization of goodwill and acquired technology, and (3) $1.8 million of capital expenditures, primarily related to the completion of our facilities expansion in Sunnyvale, California, as well as various computer and software related projects. Financing activities provided $3.0 million, primarily due to the issuance of common stock related to the exercise of stock options by employees, as partially offset by the payoff of $586,000 in short- and long-term debt.

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

-   the costs associated with repurchasing shares of our common stock;

-   manufacturing capacity requirements; and

- the costs of expanding our sales, marketing and distribution capabilities both in the United States and abroad.

We have generated sufficient cash flow to fund our capital requirements primarily though operating and financing activities over the last three years. However, we cannot assure you that we will not require additional financing in the future to support our existing operations or potential acquisition and technology licensing opportunities that may arise. Therefore, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our business faces significant risks, and the risks described below may not be the only risks we face. Additional risks that we do not know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be harmed and the trading price of our common stock could decline.

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

IF WE DO NOT SUCCESSFULLY DEVELOP AND COMMERCIALIZE NEW PRODUCTS THROUGH CYTION, WE WILL HAVE INCURRED SIGNIFICANT COSTS THAT MAY HARM OUR BUSINESS.

We expect that our research and development costs will increase as a result of the acquisition of Cytion SA. Achieving the benefits of the acquisition of Cytion will depend in part on our ability to develop new products through Cytion in a timely and efficient manner. Failure to develop new products in a timely and efficient manner, or at all, may prevent us from offering first-to-market products in the electrophysiology market segment. As a result, we may lose customers and our business and results of operations may be harmed. We have made an investment in, and obtained exclusive world-wide rights to commercialize the high-throughput patch clamp system products of, Essen Instruments. While we believe that Cytion's technology complements the high-throughput patch clamp system products of Essen Instruments, we cannot assure you that the acquisition of Cytion will be complementary to the Essen products. Our ability to successfully develop products through Cytion will depend in part on the retention of key personnel, particularly technical personnel. We cannot assure you that we will be able to retain the key personnel or that the anticipated benefits of their expertise will be realized. Further, successful product development may place a significant burden on our existing management and our internal resources, which could have a materially adverse effect on our business, financial condition and operating results. Finally, the market price of Molecular Devices' common stock could decline as a result of the acquisition if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial analysts or investors.

IF WE CHOOSE TO ACQUIRE ADDITIONAL NEW AND COMPLEMENTARY BUSINESSES, PRODUCTS OR TECHNOLOGIES INSTEAD OF DEVELOPING THEM OURSELVES, WE MAY BE UNABLE TO COMPLETE THESE ACQUISITIONS OR MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE AN ACQUIRED BUSINESS OR TECHNOLOGY IN A COST-EFFECTIVE AND NON-DISRUPTIVE MANNER.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, from time to time we have acquired complementary businesses, products, or technologies instead of developing them ourselves and we may choose to do so in the future. We do not know if we will be able to complete any additional acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. In addition, any amortization of goodwill or other assets or charges resulting from the costs of acquisitions could harm our business and operating results.

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

OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE STOCKHOLDERS TO LOSE A SUBSTANTIAL PART OF THEIR INVESTMENT IN OUR STOCK.

The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. Over the last twelve months, our stock price has ranged from $16.38 to $112.50. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

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

Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash equivalents and short-term investments. We invest our excess cash primarily in demand deposits with United States banks and money market accounts and short-term securities. These securities, consisting of $10.3 million of commercial paper and $8.0 million of U.S. government agency securities, are carried at market value, which approximate cost, typically mature or are redeemable within 90 to 360 days, and bear minimal valuation risk. We have not experienced any significant losses on these investments.

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

                                         Number of Shares      Date of Issue
        Ms. Sharp                               625             June 5, 2001


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 2001, the 2001 Annual Meeting of Stockholders was held at our corporate offices in Sunnyvale, California. During this meeting the following matters were voted upon:

(a) Election of directors to hold office until the next annual meeting of stockholders:

                                                      For                   Authority Withheld
                                                      ---                   ------------------
           Joseph D. Keegan, Ph.D.                 12,505,284                     282,587
           Moshe H. Alafi                          10,874,002                   1,913,869
           David L. Anderson                       12,665,165                     122,706
           A. Blaine Bowman                        12,362,716                     425,155
           Paul Goddard, Ph.D.                     11,164,095                   1,623,776
           Andre F. Marion                         12,361,973                     425,898
           Harden M. McConnell, Ph.D.              11,165,339                   1,622,532
           J. Allan Waitz, Ph.D.                   12,660,439                     127,432

(b) Approval of the 1995 Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance by 1,000,000 shares:

        For                Against           Abstain         Non-Vote
        ---                -------           -------         --------
        7,490,316          1,960,666         12,093          3,324,829

(c) Approval of the amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 30,000,000 to 60,000,000:

        For                    Against             Abstain
        ---                    -------             -------
        11,919,634             857,622             10,615

(d) Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2001:

        For                    Against             Abstain
        ---                    -------             -------
        12,744,294             40,031              3,546

ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

          Exhibit
          Number      Description

          2.1 Stock Purchase Agreement dated as of July 6, 2001 by and among Molecular Devices, Cytion S.A., Jean-Pierre Rosat
                      (as agent for the stockholders of Cytion) and each of the stockholders of Cytion.

        (b)     Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                MOLECULAR DEVICES CORPORATION


                                By: /s/ Timothy A. Harkness
                                    ------------------------------------------
                                    Vice President, Finance and Chief Financial
                                    Officer
                                    (Duly Authorized and Principal Financial and
                                    Accounting Officer)

                                Date: August 14, 2001

                                 EXHIBIT INDEX

          Exhibit
          Number      Description

          2.1 Stock Purchase Agreement dated as of July 6, 2001 by and among Molecular Devices, Cytion S.A., Jean-Pierre Rosat
                      (as agent for the stockholders of Cytion) and each of the stockholders of Cytion.