Form 10-Q
period 2001-09-30
MOLECULAR DEVICES CORP
filed 2001-11-13
CIK 1003113

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  to
                               ----------------    ------------------

Commission File Number 0-27316


                          Molecular Devices Corporation
             (Exact name of registrant as specified in its charter)


           Delaware                                    94-2914362

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

                                  YES [X] NO[ ]

As of November 8, 2001, 15,473,960 shares of the Registrant's Common Stock were outstanding.

                          MOLECULAR DEVICES CORPORATION

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX



                                                                                                PAGE
PART I.    FINANCIAL INFORMATION                                                               NUMBER
ITEM 1.    FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEETS
           September 30, 2001 and December 31, 2000...........................................   3

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Three and Nine Months Ended September 30, 2001 and 2000............................   4

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine Months Ended September 30, 2001 and 2000......................................   5

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...............................   6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................................  10

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK..................................................................  23


PART II.   OTHER INFORMATION

           ITEM 1.   LEGAL PROCEEDINGS .......................................................  24

           ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS................................  24

           ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..........................................  24

           ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS.........................................................  24

           ITEM 5.   OTHER INFORMATION........................................................  24

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.........................................  25

SIGNATURE            .........................................................................  26

                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                          MOLECULAR DEVICES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)



                                                            September 30,   December 31,
                                                                2001            2000
                                                            -------------   ------------
ASSETS:                                                       (unaudited)
  Current assets:
    Cash and cash equivalents                                 $  44,446       $  41,832
    Short-term investments                                       18,890          55,259
    Accounts receivable, net                                     22,215          27,561
    Inventories                                                  18,205          13,056
    Deferred tax asset                                            7,394          10,816
    Other current assets                                          3,125           5,791
                                                              ---------       ---------
        Total current assets                                    114,275         154,315

Equipment and leasehold  improvements, net                       10,252           9,015
Intangible and other assets                                      22,161          16,703
                                                              ---------       ---------
                                                              $ 146,688       $ 180,033
                                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                          $   2,441       $   4,902
    Accrued liabilities                                           5,054           8,424
    Deferred revenue                                              2,358           2,488
    Current portion of long-term debt                                 -             317
                                                              ---------       ---------
        Total current liabilities                                 9,853          16,131

Long-term debt, net of current portion                                -             269

Stockholders' equity:
  Preferred stock, no par value; 3,000,000 authorized
    no shares issued or outstanding                                   -               -
  Common stock, $.001 par value; 60,000,000 and 30,000,000
    shares authorized; 15,469,651 and 16,331,167
    shares issued and outstanding, at September 30, 2001
    and December 31, 2000, respectively                              17              17
Additional paid-in capital                                      180,808         169,820
Retained earnings (deficit)                                     (11,965)         (4,833)
Treasury stock, at cost                                         (30,586)              -
Deferred compensation                                              (360)           (443)
Accumulated other comprehensive loss                             (1,079)           (928)
                                                              ---------       ---------
        Total stockholders' equity                              136,835         163,633
                                                              ---------       ---------
                                                              $ 146,688       $ 180,033
                                                              =========       =========


    The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts, unaudited)




                                                         Three Months Ended        Nine Months Ended
                                                            September 30,             September 30,
                                                         2001           2000       2001           2000
                                                      ------------------------   -----------------------
REVENUES                                               $ 22,140       $ 24,341   $ 66,854       $ 68,558

COST OF REVENUES                                          8,653          9,067     25,963         25,413
                                                       --------       --------   --------       --------
GROSS MARGIN                                             13,487         15,274     40,891         43,145
                                                       --------       --------   --------       --------
OPERATING EXPENSES:
  Research and development                                3,738          4,292     10,880         12,717
  Acquired in-process research & development             12,625              -     12,625              -
  Merger expenses                                             -         15,181          -         15,181
  Selling, general and administrative                     8,183          8,186     24,368         23,980
                                                       --------       --------   --------       --------
    Total operating expenses                             24,546         27,659     47,873         51,878
                                                       --------       --------   --------       --------
INCOME (LOSS) FROM OPERATIONS                           (11,059)       (12,385)    (6,982)        (8,733)
Other income, net                                           732          1,734      3,286          3,323
                                                       --------       --------   --------       --------
INCOME (LOSS) BEFORE INCOME TAXES                       (10,327)       (10,651)    (3,696)        (5,410)
Income tax provision                                       (884)        (1,744)    (3,438)        (3,762)
                                                       --------       --------   --------       --------
NET INCOME (LOSS)                                      $(11,211)      $(12,395)  $ (7,134)      $ (9,172)
                                                       ========       ========   ========       ========
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE          $  (0.69)      $  (0.77)  $  (0.43)      $  (0.61)
                                                       ========       ========   ========       ========
SHARES USED IN COMPUTING BASIC AND DILUTED
NET INCOME (LOSS) PER SHARE                              16,323         16,001     16,441         14,914
                                                       ========       ========   ========       ========



        The accompanying notes are an integral part of these statements.

                          MOLECULAR DEVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)






                                                                     Nine Months Ended
                                                                       September 30,
                                                                     2001          2000
                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $ (7,134)      $ (9,172)
Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
    Depreciation                                                     1,973          1,480
    Write-off of acquired in-process research and development       12,625              -
    Amortization of deferred compensation                               83            297
    Amortization of goodwill and developed technology                  451            235
    (Increase) decrease in assets:
      Accounts receivable                                            5,346         (2,111)
      Inventories                                                   (5,030)        (1,870)
      Deferred tax asset                                             3,422         (1,945)
      Other current assets                                           2,747         (1,404)
    Increase (decrease) in liabilities:
      Accounts payable                                              (3,044)         1,203
      Accrued liabilities                                           (3,370)         3,253
      Deferred revenue                                                (130)           180
                                                                  --------       --------
Net cash provided by (used in) operating activities                  7,939         (9,854)
                                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                                (11,851)       (79,177)
Proceeds from sales and maturities of short-term investments        48,220         13,741
Capital expenditures                                                (3,039)        (6,103)
Acquisition of Nihon Molecular Devices, net of cash acquired        (3,150)             -
Acquisition of Cytion S.A., net of cash acquired                    (7,217)             -
Other assets                                                          (577)        (1,526)
                                                                  --------       --------
Net cash provided by (used in) investing activities                 22,386        (73,065)
                                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings                                                (586)          (209)
Purchase of treasury stock                                         (30,586)             -
Issuance of common stock, net                                        3,612         83,971
                                                                  --------       --------
Net cash provided by (used in) financing activities                (27,560)        83,762
                                                                  --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (151)          (712)

Net increase (decrease) in cash and cash equivalents                 2,614            131
Cash and cash equivalents at beginning of period                    41,832         32,083
                                                                  --------       --------
Cash and cash equivalents at end of period                        $ 44,446       $ 32,214
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

Molecular Devices acquired all of the capital stock of Nihon Molecular Devices ("NMD"), its Japanese distributor, on January 5, 2001 for $3.2 million in cash. Molecular Devices has accounted for the transaction as a purchase, and all financial information related to 2001 includes the results of both companies since the date of acquisition.

On July 19, 2001, Molecular Devices completed the acquisition of all of the outstanding capital stock of Cytion S.A ("Cytion"). Cytion is developing systems designed to analyze ion channels through the electrophysiological technique of automated patch clamping. The aggregate purchase price paid at closing for the capital stock of Cytion was $15.8 million, including $7.5 million in cash, the fair value of 400,000 shares of Molecular Devices common stock valued at $7.4 million, and acquisition related expenses of $900,000. Under the terms of the purchase agreement, additional cash consideration will be paid to Cytion stockholders upon the achievement of key milestones. Molecular Devices funded the cash portion of the purchase price from working capital. The acquisition was accounted for using the purchase method of accounting. Molecular Devices currently intends to maintain Cytion as a wholly-owned subsidiary located in Switzerland.

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have infinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

Molecular Devices will adopt FASB No. 141 beginning in the first quarter of 2002. During 2002, Molecular Devices will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Molecular Devices does not expect that the impact of these rules will be significant on earnings and financial position. FASB No. 142 was adopted in conjunction with the Cytion acquisition because the acquisition was completed after June 30, 2001, and therefore, goodwill associated with the Cytion acquisition is not being amortized.

NOTE 3. BUSINESS COMBINATIONS

On July 19, 2001, Molecular Devices acquired all of the capital stock of Cytion S.A. in exchange for $7.5 million in cash and 400,000 shares of Molecular Devices' common stock valued at $7.4 million, based on the five-day average closing stock price as of July 10, 2001 announcement date. In addition, Molecular Devices incurred $900,000 of acquisition costs. Cytion is a Swiss developer of automated patch clamping systems. The excess of the purchase price over the identified net assets of Cytion has been allocated to goodwill, acquired in-process research and development and patents, and is being accounted for in accordance with SFAS No.142, which is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The following is the allocation of the non-contingent purchase price (in thousands):


          Acquired goodwill                                        $    806
          Acquired in-process research and development               12,625
          Acquired patents                                            1,372
          Net book value of acquired assets at fair value               973
                                                                   --------
          Total purchase price                                     $ 15,776
                                                                   ========

A one-time charge of $12.6 million for purchased in-process research and development expenses was recorded upon closing of the acquisition in the third quarter of 2001. The amounts allocated to in-process research and development were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The value of the projects was determined, with the assistance of independent third-party appraisers, by estimating the costs to develop the in-process technology into commercially feasible products and estimating the present value of the net cash flows management believed would result from the products.

On January 5, 2001, Molecular Devices acquired all of the capital stock of NMD, its Japanese distributor, in exchange for $3.2 million in cash. As a result, NMD became a wholly-owned subsidiary of Molecular Devices. JCR Pharmaceuticals Co., Ltd. and Molecular Devices jointly established NMD in 1995 to import and sell Molecular Devices' products in Japan. The excess of the purchase price over the identified net tangible assets of NMD ($1.9 million) has been allocated to goodwill and is being amortized over ten years.

Pro forma consolidated results for the nine months ended September 30, 2001 for Molecular Devices as if the acquisitions had been consummated January 1, 2001, excluding the charge for acquired in-process research and development, are as follows (in thousands, except per share amount):

        Revenue                                       $ 66,854
        Net income                                    $  4,594
        Diluted net income per share                  $   0.27

The pro forma information does not purport to be indicative of the results that actually would have occurred had the acquisition been consummated January 1, 2001, or of results which may occur in the future. In accordance with SEC Regulations, nonrecurring charges, such as the charge for acquired in-process technology resulting from the acquisition, are not reflected in the pro forma financial summary.

Molecular Devices acquired all of the outstanding stock of LJL BioSystems in a tax-free, stock-for-stock transaction on August 30, 2000, as a result of which LJL BioSystems became a wholly-owned subsidiary of Molecular Devices. Molecular Devices exchanged approximately 4.5 million shares of common stock for all of the outstanding common shares of LJL BioSystems. In addition, Molecular Devices assumed outstanding options and warrants to acquire LJL BioSystems shares, which were converted into options and warrants to acquire approximately 557,000 shares of Molecular Devices' common stock. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying condensed consolidated financial statements have been restated to include the operations of LJL BioSystems for all periods presented.

NOTE 4.  COMPREHENSIVE LOSS

Statement of Financial Accounting Standards No. 130 requires unrealized gains or losses on Molecular Devices' short-term investments and the cumulative effect of Molecular Devices' foreign currency translation adjustments, which are reported in stockholders' equity, to be included in other comprehensive loss. Comprehensive loss was approximately $10.8 million and $12.5 million for the three-month periods ended September 30, 2001 and 2000, respectively. Comprehensive loss was approximately $7.2 million and $9.6 million for the nine-month periods ended September 30, 2001 and 2000, respectively.

NOTE 5.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Molecular Devices considers all highly liquid investments in debt securities with a remaining maturity from the date of purchase of 90 days or less to be cash equivalents. Cash equivalents consist of money market funds and corporate debt securities and U.S. government debt instruments. As of September 30, 2001, Molecular Devices' short-term investments include obligations of $10.0 million of governmental agencies and $8.9 million of corporate debt securities with original maturities ranging between 3 and 12 months. By policy, Molecular Devices limits concentration of credit risk by diversifying its investments among a variety of high credit-quality issuers. All cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities are carried at amortized cost, which approximated fair value at September 30, 2001. Material unrealized gains and losses, if any, are reported in stockholders' equity and included in other comprehensive income. Fair value is estimated based on available market information. The cost of securities sold is based on the specific identification method. For the three and nine months ended September 30, 2001, gross realized gains and losses on available-for-sale securities were immaterial.

NOTE 6. INVENTORIES

Inventories consist of (in thousands):

                                  September 30, 2001   December 31, 2000
                                  ------------------   -----------------
                                     (unaudited)

Finished goods                         $ 8,808              $ 5,920
Work in process                          2,082                2,227
Raw materials and subassemblies          7,315                4,909
                                       -------              -------
                                       $18,205              $13,056
                                       =======              =======

NOTE 7.  STOCK REPURCHASE

In the third quarter of 2001, Molecular Devices completed the repurchase of 1.5 million shares of common stock. The repurchase occurred at various times throughout the quarter subsequent to approval of the plan by the Molecular Devices Board of Directors in July, 2001. As of September 30, 2001, all 1.5 million shares remained on its balance sheet as treasury stock, at cost.

NOTE 8. NET LOSS PER SHARE

Basic and diluted net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Accordingly, the weighted average number of common shares outstanding are used while common stock equivalent shares for stock options are not included in the per share calculations as the effect of their inclusion would be anti-dilutive.

NOTE 9.  SUBSEQUENT EVENTS

On October 25, 2001, the Molecular Devices Board of Directors approved the repurchase of up to an aggregate of 1.5 million shares of its Common Stock, which are in addition to the 1.5 million shares already repurchased in the third quarter of 2001. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

On October 25, 2001, the Molecular Devices Board of Directors approved the adoption of a Stockholder Rights Plan under which all stockholders of record as of November 16, 2001 will receive rights to purchase shares of a new series of preferred stock. The preferred stock has the designations and powers, preferences and rights, and the qualifications, limitations and restrictions set forth in a certificate of designation which was filed with the Secretary of State of the State of Delaware. The adoption of the Rights Plan was intended as a means to guard against abusive takeover tactics and was not in response to any particular proposal. The rights will be distributed as a non-taxable dividend and will expire in ten years from the record date. The rights will be exercisable only if a person or group acquires 20 percent or more of Molecular Devices' common stock or announces a tender offer for 20 percent or more of its common stock. If a person or entity acquires 20 percent or more of Molecular Devices' common stock, all rightsholders except the offeror will be entitled to acquire its common stock at a discount. The rights will trade with Molecular Devices' common stock, unless and until they are separated upon the occurrence of certain future events. The Board of Directors may terminate the Rights Plan at any time or redeem the rights prior to the time a person acquires more than 20 percent of Molecular Devices' common stock. Additional details regarding the Rights Plan are sent forth in Molecular Devices' Current Report on Form 8-K filed October 30, 2001, including the exhibits thereto.

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

Molecular Devices acquired all of the outstanding stock of LJL BioSystems in a tax-free, stock-for-stock transaction on August 30, 2000, as a result of which LJL BioSystems became a wholly-owned subsidiary of Molecular Devices. The transaction was accounted for under the pooling of interests method of accounting and, accordingly, all financial information related to the year 2000 has been restated to include the operations of LJL BioSystems for all periods presented.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 contained in the Molecular Devices Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on March 30, 2001. The results for the first nine months of 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

RESULTS OF OPERATIONS -- THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES. Revenues for the third quarter of 2001 were $22.1 million, down $2.2 million as compared to the third quarter of 2000. Revenues for the first nine months of 2001 decreased $1.7 million, or 2.5%, to $66.9 million from $68.6 million in the same period last year. The Drug Discovery products experienced a decline in revenues of 19% compared with the third quarter of 2000, while the Life Sciences Research products generated a 1% increase in revenues compared with the third quarter of 2000. The Drug Discovery products consist of Molecular Devices' FLIPR(R), CLIPR and Cytosensor systems and all of the LJL BioSystems products. The Life Sciences Research products consist of Molecular Devices' Maxline(TM), Skatron and Threshold(R) products. Drug Discovery revenues decreased primarily due to continued weak demand for the high-end high-throughput systems, exacerbated by the events of September 11, 2001. Life Sciences Research revenues increased primarily due to the strong sales of our FLEXstation(TM) product.

GROSS MARGIN. Gross margin decreased to 60.9% in the third quarter of 2001 as compared to 62.8% in the third quarter of 2000 and to 61.2% for the first nine months of 2001 as compared to 62.9% in the first nine months of 2000. This margin deterioration was primarily due to lower sales volumes of our higher margin Drug Discovery products. In addition, a higher overhead base combined with lower than expected sales volumes in the third quarter of 2001 added to the margin deterioration.

RESEARCH AND DEVELOPMENT. Research and development expenses for the third quarter of 2001 decreased by 12.9% to $3.7 million (16.9% of revenues) from $4.3 million (17.6% of revenues) for the third quarter of 2000. Research and development expenses for the first nine months of 2001 decreased by 14.4% to $10.9 million (16.3% of revenues) from $12.7 million (18.5% of revenues) for the first nine months of 2000. The decreased spending for the periods was primarily the result of the synergies created by the combined Molecular Devices/LJL BioSystems research and development groups, as offset by over two months of research and development expenses due to the acquisition of Cytion.

WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. We recorded a charge of $12.6 million during the third quarter of 2001 due to the write-off of acquired in-process research and development related to our acquisition of Cytion on July 19, 2001. See Note 3 of "Notes to Condensed Consolidated Financial Statements," included in Part I -- Item 1.

MERGER EXPENSES. We recorded a charge of $15.2 million during the third quarter of 2000 of incurred direct costs related to the merger with LJL BioSystems on August 30, 2000 which was accounted for as a pooling of interests.

Excluding the write-off of acquired in-process research and development charges and the merger expenses, our pro forma income from operations, net income, and diluted net income per share for the three and nine month periods ended September 30, 2001 and 2000 were as follows (net of tax):

                                             Three Months Ended        Nine Months Ended
                                                September 30,            September 30,
                                               2001        2000         2001        2000
                                            ----------   --------     --------    --------
                                            (unaudited, in thousands except per share data)

INCOME FROM OPERATIONS                        $ 1,566     $ 2,796      $ 5,643    $ 6,448
                                              =======     =======      =======    =======

NET INCOME                                    $ 1,414     $ 2,786      $ 5,491    $ 6,009
                                              =======     =======      =======    =======

DILUTED NET INCOME PER SHARE                  $  0.09     $  0.16      $  0.32    $  0.37
                                              =======     =======      =======    =======

SHARES USED IN COMPUTING DILUTED NET
INCOME PER SHARE                               16,488      17,283       16,923     16,138
                                              =======     =======      =======    =======


SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the third quarter of 2001 remained flat at $8.2 million (37.0% of revenues) as compared to the third quarter of 2000 amount of $8.2 million (33.4% of revenues). Selling, general and administrative expenses for the first nine months of 2001 increased by 1.6% to $24.4 million (36.4% of revenues) from $24.0 million (35.0% of revenues) for the first nine months of 2000. The increased level of expense was primarily the result of additional expenditures worldwide on marketing, sales and service activities, most notably our acquisition of our Japanese distributor Nihon Molecular Devices, as we continued our efforts to expand our worldwide market coverage. Decreased administrative spending, reflective of the synergies created by the combination of Molecular Devices' and LJL BioSystems' administrative organizations, partially offset the increased marketing, sales and service expenditures.

OTHER INCOME (NET). Net other income decreased to $732,000 in the third quarter of 2001 as compared to $1.7 million in the same period of 2000. Net other income remained flat at $3.3 million in the first nine months of 2001 as compared with the first nine months of 2000. The decrease in other income generated in the third quarter of 2001 was due to falling interest rates and the use of significant amounts of cash to fund the Cytion acquisition and to repurchase of
1.5 million shares of common stock.

INCOME TAX PROVISION. We recorded an income tax provision of $884,000 in the third quarter of 2001 as compared to $1.7 million in the same period of 2000. We recorded an income tax provision of $3.4 million for the first nine months of 2001 as compared to $3.8 million for the same period of 2000. The tax provision for all periods presented was based on an effective tax rate of 38.5%, excluding the write-off of acquired in-process research and development and merger expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and short-term investments of approximately $63.3 million at September 30, 2001 compared to $97.1 million at December 31, 2000. Operating activities in the first nine months of 2001 provided approximately $7.9 million of cash primarily due to decreased accounts receivable and taxes receivable, as offset by increased inventory. In the first nine months of 2000, operating activities used $9.9 million of cash primarily due to the $15.2 million merger charge in the third quarter of 2000, as well as significant increases in accounts receivable, inventory and deferred tax assets. Approximately $22.4 million of cash was provided by investing activities in the first nine months of 2001 primarily due to $36.4 million of net short-term investment maturities offset by (1) $7.2 million, net of cash received, used to acquire Cytion S.A., (2) $3.2 million used to acquire Nihon Molecular Devices, our Japanese distributor, (3) $3.0 million of capital expenditures, primarily related to the completion of our facilities expansion in Sunnyvale, California, as well as various computer and software related projects and (4) a $1.2 million strategic equity investment in a privately held company. In the first nine months of 2000, investing activities, primarily due to the net purchases of short-term investments, as offset by capital expenditures, used $73.1 million of cash. Financing activities used $27.6 million, primarily due to the repurchase of 1.5 million shares of our common stock, as offset by the issuance of common stock related to the exercise of stock options by employees. In the first nine months of 2000, financing activities provided $81.9 million of cash due to a public offering, private placements, and option exercises throughout the period.

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

WE RELY UPON DISTRIBUTORS FOR PRODUCT SALES AND SUPPORT OUTSIDE NORTH AMERICA.

In 2000 approximately 17% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. In January 2001, we acquired our Japanese distributor, Nihon Molecular Devices. As a result, we are providing direct sales and service support to customers in this substantial market. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a materially adverse affect on our business, financial condition and results of operations.

IF WE DO NOT SUCCESSFULLY DEVELOP AND COMMERCIALIZE NEW PRODUCTS THROUGH CYTION, WE WILL HAVE INCURRED SIGNIFICANT COSTS THAT MAY HARM OUR BUSINESS.

We expect that our research and development costs will increase as a result of the acquisition of Cytion S.A. Achieving the benefits of the acquisition of Cytion will depend in part on our ability to develop new products through Cytion in a timely and efficient manner. Failure to develop new products in a timely and efficient manner, or at all, may prevent us from offering first-to-market products in the electrophysiology market segment. As a result, we may lose customers and our business and results of operations may be harmed. We have made an investment in, and obtained exclusive world-wide rights to commercialize the high-throughput patch clamp system products of, Essen Instruments. While we believe that Cytion's technology complements the high-throughput patch clamp system products of Essen Instruments, we cannot assure you that the acquisition of Cytion will be complementary to the Essen products. Our ability to successfully develop products through Cytion will depend in part on the retention of key personnel, particularly technical personnel. We cannot assure you that we will be able to retain the key personnel or that the anticipated benefits of their expertise will be realized. Further, successful product development may place a significant burden on our existing management and our internal resources, which could have a materially adverse effect on our business, financial condition and operating results. Finally, the market price of Molecular Devices' common stock could decline as a result of the acquisition if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial analysts or investors.

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

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN CURRENCY EXCHANGE RATE, POLITICAL AND ECONOMIC RISKS.

We maintain facilities in Norway, the United Kingdom, Germany, Japan and Switzerland, and sales to customers outside the U.S. accounted for approximately 37% our revenues in 2000. We anticipate that international sales will continue to account for a significant portion of our revenues.

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

OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE STOCKHOLDERS TO LOSE A SUBSTANTIAL PART OF THEIR INVESTMENT IN OUR STOCK.

The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. Over the last twelve months, our stock price has ranged from $14.63 to $90.00. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition, merger in which we are not the surviving company or changes in our management. For example, our certificate of incorporation gives our board of directors the authority to issue shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, as the terms of the preferred stock that might be issued could potentially prohibit our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. The issuance of preferred stock could also have a dilutive effect on our stockholders. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination involving us. Further, in October 2001, our Board of Directors adopted a stockholder rights plan, commonly known as a "poison pill." The provisions described above and our poison pill could limit the price that investors might be willing to pay in the future for our common stock.

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

Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash equivalents and short-term investments. We invest our excess cash primarily in demand deposits with United States banks and money market accounts and short-term securities. These securities, consisting of $10.0 million of U.S. government agency securities and $8.9 million of commercial paper, are carried at market value, which approximate cost, typically mature or are redeemable within 90 to 360 days, and bear minimal valuation risk. We have not experienced any significant losses on these investments.

We are exposed to changes in exchange rates primarily in the United Kingdom, Germany, Japan and Canada, where we sell direct in local currencies. All export sales, with the exception of sales into Canada, are denominated in U.S. dollars and bear no exchange rate risk. However, a strengthening of the U.S. dollar could make our products less competitive in overseas markets. Gains and losses resulting from foreign currency transactions in Canada have historically been immaterial. Translation gains and losses related to our foreign subsidiaries in the United Kingdom, Germany, Japan, Switzerland and Norway are accumulated as a separate component of stockholders' equity. Those gains and losses have historically been immaterial.

                          MOLECULAR DEVICES CORPORATION

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

None.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS


On October 25, 2001, the Molecular Devices Board of Directors approved the adoption of a Stockholder Rights Plan under which all stockholders of record as of November 16, 2001 will receive rights to purchase shares of a new series of preferred stock. The preferred stock has the designations and powers, preferences and rights, and the qualifications, limitations and restrictions set forth in a certificate of designation which was filed with the Secretary of State of the State of Delaware. The adoption of the Rights Plan was intended as a means to guard against abusive takeover tactics and was not in response to any particular proposal. The rights will be distributed as a non-taxable dividend and will expire in ten years from the record date. The rights will be exercisable only if a person or group acquires 20 percent or more of our common stock or announces a tender offer for 20 percent or more of our common stock. If a person or entity acquires 20 percent or more of our common stock, all rightsholders except the offeror will be entitled to acquire our common stock at a discount. The rights will trade with our common stock, unless and until they are separated upon the occurrence of certain future events. The Board of Directors may terminate the Rights Plan at any time or redeem the rights prior to the time a person acquires more than 20 percent of our common stock. Additional details regarding the Rights Plan are sent forth in our Current Report on Form 8-K filed October 30, 2001, including the exhibits thereto.

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

                                       Number of Shares      Date of Issue

        Ms. Sharp                            625           September 5, 2001


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.4   1995 Employee Stock Purchase Plan

          (b)  Reports on Form 8-K

               A report on Form 8-K was filed on October 30, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MOLECULAR DEVICES CORPORATION


                              By:  /s/ Timothy A. Harkness
                                  ---------------------------------------------
                                    Vice President, Finance and Chief Financial
                                    Officer
                                    (Duly Authorized and Principal Financial and
                                    Accounting Officer)

                              Date: November 13, 2001

                                   EXHIBIT INDEX

            Exhibit No.             Description

            10.4         1995 Employee Stock Purchase Plan