Form 10-K
period 2001-12-31
MOLECULAR DEVICES CORP
filed 2002-04-01
CIK 1003113

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

(408) 747-1700
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

TITLE OF EACH CLASS
COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 2002, based upon the last sale price reported for such date on the Nasdaq National Market, was $117,053,847*.

     The number of outstanding shares of the Registrant’s Common Stock as of March 28, 2002 was 15,279,436.

DOCUMENTS INCORPORATED BY REFERENCE

     Specified portions of the Proxy Statement for Registrant’s 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report.

*	Excludes approximately 8,837,287 shares of common stock held by directors, officers and holders of 5% or more of the Registrant’s outstanding Common Stock at March 28, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

MOLECULAR DEVICES CORPORATION

PART I
Item 1.	Business	4
	The Company	4
	Industry Background	4
	The Molecular Devices Solution	5
	Our Products	6
	Drug Discovery Products	6
	Life Sciences Research Products	8
	Software and Customer Service	9
	Research and Development	9
	Marketing and Customers	10
	Manufacturing	10
	Patents and Proprietary Technologies	10
	Competition	10
	Government Regulations	11
	Employees	11
	Business Risks	11
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	20
Item 6.	Selected Consolidated Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	27
Item 8.	Financial Statements and Supplementary Data	27
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
PART III
Item 10.	Directors and Executive Officers of the Registrant	29
Item 11.	Executive Compensation	29
Item 12.	Security Ownership of Certain Beneficial Owners and Management	29
Item 13.	Certain Relationships and Related Transactions	29
PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	30
	(a) Documents Filed with Report
	(b) Reports on Form 8-K
	(c) Exhibits
	(d) Financial Statement Schedules

PART 1

ITEM 1. BUSINESS

THE COMPANY

     Except for the historical information contained herein, the following discussion contains “forward-looking” statements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, those discussed in this section under “Business Risks” as well as under “Qualitative and Quantitative Disclosures about Market Risk” and the risks detailed from time to time in the Company’s SEC reports, including this Annual Report on Form 10-K for the year ended December 31, 2001.

     We are a leading developer of high-performance bioanalytical measurement systems that accelerate and improve drug discovery and other life sciences research. Our systems and consumables enable pharmaceutical and biotechnology companies to leverage advances in genomics, proteomics and combinatorial chemistry by facilitating the high throughput and cost-effective identification and evaluation of drug candidates. Our solutions are based on our advanced core technologies that integrate our expertise in engineering, molecular and cell biology and chemistry. We enable our customers to improve research productivity and effectiveness, which ultimately accelerates the complex process of discovering and developing new drugs.

INDUSTRY BACKGROUND

     Life sciences research, particularly drug discovery, is currently undergoing a revolution as a result of two converging trends. Following the worldwide effort to sequence the human genome, researchers are beginning to identify a large number of previously unknown natural molecules that play a role in disease and thus are likely targets for new therapeutic products. Until recently, only a few hundred disease targets were available to drug discovery researchers. In 2000, researchers completed the sequencing of the human genome; the estimated 30,000 genes that were revealed suggest the existence of thousands of previously unknown drug targets. At the same time, advances in combinatorial chemistry have provided chemists with techniques that allow them to synthesize a greater number of and diversity of compounds than ever before. Pharmaceutical companies previously maintained “libraries” of hundreds of thousands of compounds to test against disease targets to determine their potential as drugs; now, drug researchers have access to millions of such compounds.

     The identification of disease targets and synthesis of chemical compounds are key first steps in the drug discovery process. Prior to entering clinical development, researchers undertake additional steps to determine which compounds are the most promising drug candidates. Among the most important downstream steps in the drug discovery process are assay development, drug candidate screening and lead optimization.

     Assay Development. Once a disease target has been identified, researchers must develop a test, or assay, to determine whether a particular compound has a desired effect on the target. Most assays involve creating a biochemical reaction that takes place in a microplate, which is a plate containing an array of small wells that are similar to miniature test tubes. The plate is inserted into a microplate reader, which measures the light absorbed or emitted by the sample in each well. Depending upon its underlying technology, the reader detects light in the form of absorption, fluorescence or luminescence. The type of assay developed depends upon the characteristics of the disease target and the type of information the researcher is seeking. Two major categories of assays are biochemical assays and cell-based assays. A cell-based assay measures how a target on or inside a living cell responds to a compound; in a biochemical assay, the target is isolated from the cell environment. Cell-based assays are often considered particularly valuable in predicting how well a compound is likely to function as a drug because they mimic the target’s natural function.

     Drug Candidate Screening. Once an assay has been developed, it is performed repeatedly to test the effects of a variety of compounds on the disease target, a process known as screening. Primary screening identifies “hits,” or compounds that exhibit significant activity against a target; secondary screening gathers more information on the hits to confirm and characterize their activity. Because drug companies now have a rapidly increasing number of compounds to test, they are interested in high-throughput screening, or HTS, to reduce the amount of time that is required for primary and secondary screening. Traditional bioanalytical instruments and methods were not designed for high-throughput screening, which has contributed to a bottleneck at this stage of the drug discovery process.

Many of our product names mentioned throughout this document are our trademarks and service marks. Other trademarks, trade names and service marks referred to in this report are the property of their respective owners.

     Lead Optimization. Compounds that emerge from the secondary screening process, now called “leads,” are next subjected to successive rounds of additional testing and chemical manipulations to make them even more suitable as drug candidates. This process, known as lead optimization, involves a variety of tests, such as cell-based assays, that yield a higher level of biological information than screening assays. As drug companies generate increasing numbers of leads, bottlenecks have emerged in this stage, resulting in demand for more efficient lead optimization tools.

     After optimization, a lead compound must pass a lengthy and expensive set of pre-clinical and clinical trials before becoming a drug. Because of the resources required to conduct such trials, the cost of failure is high; thus, companies are interested in tools which allow more accurate assessment of a compound’s probability of success as early as possible in the drug discovery process.

     To reduce the length and cost of the drug discovery process, researchers increasingly need tools that speed up the above steps and increase the value of the information generated by them. Traditional bioanalytical instruments and methods do not adequately address these needs because of several limitations, including:

•	Low sensitivity. One way to increase the speed of drug development is to conduct assays in high-density microplates, such that many samples can be analyzed in one equipment run. Microplates are now made in standard formats with either 96, 384 or 1,536 wells; the more wells there are, the smaller the sample volume in each well. Reading very small-volume samples requires a higher level of sensitivity than is available in most traditional detection equipment.

•	Lack of automation. Throughput is often enhanced by incorporating automation into the drug discovery process. Some assays which provide high levels of information, such as live cell-based assays, require a particularly high degree of automation to run efficiently. For example, gaining certain kinetic data from a live cell assay, which is valuable in lead optimization, requires integrated liquid handling equipment so that compounds can be added to the cells and the detector can read the result of the assay almost instantaneously. Traditionally, many bioanalytical instruments have not been designed to integrate easily with automation equipment.

•	Assay complexity. Many assays in use today are performed in a complex, multi-step process and are expensive, time-consuming and difficult to adapt to a high-throughput mode of operation. Thus, researchers are interested in assay formats that yield as much information as traditional assays but follow simplified protocols.

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

     We group our product offerings into two categories based on the markets that are primarily served by each. Our Drug Discovery products include two major families of high-throughput instrument and reagent systems: our Fluorometric Imaging Plate Reader, or FLIPR, system, and our multimode Analyst, Acquest and ScreenStation systems. In each of these systems, our high-performance instrumentation is complemented by reagent kits that enable researchers to perform popular assays with higher throughput than can be achieved using conventional technologies. Our Drug Discovery product family also includes our Chemiluminescence Imaging Plate Reader, or CLIPR, system, which performs live cell analysis at an ultra high-throughput rate. Together, our Drug Discovery products provide a wide array of solutions for both biochemical and cell-based research in the high-throughput screening and lead optimization market segments.

     Our Life Sciences Research products include our Maxline family of microplate readers, our FlexStation system, our Skatron liquid handling systems and our Threshold system. Maxline microplate readers primarily address the assay development market and offer the assay development scientist eight differentiated instruments that include a wide range of innovative and flexible feature sets. We are widely perceived as a leader in microplate reader technology, and we believe that we have been the first to offer a number of innovative features into the premium end of the microplate reader market. FlexStation is a benchtop workstation that combines fluorescence detection with integrated fluidics, allowing researchers to perform the type of assays enabled by FLIPR in a lower-throughput, less expensive format. Skatron liquid handling systems facilitate assays by dispensing liquids into microplates and washing microplate wells, a key step in many of the most widely used laboratory tests. Finally, our Threshold system is aimed at the biopharmaceutical manufacturing and quality control process, and we believe that the Threshold system is the only commercially available fully integrated system that rapidly and reproducibly detects potential contaminants with picogram level sensitivity.

OUR PRODUCTS

DRUG DISCOVERY PRODUCTS

     Our Drug Discovery systems, which represented 48% of our total revenues in 2001, 51% of our total revenues in 2000 and 46% of our total revenues in 1999, are used to perform both biochemical and cell-based assays and are primarily targeted toward high-throughput screening and lead optimization.

FLIPR System

     Our FLIPR system satisfies a key demand from pharmaceutical companies for live cell analysis at a high-throughput rate. Many therapeutic drugs are targeted to cell membrane receptors: special proteins that function as control switches for cell activity and are triggered by the specific binding of soluble natural substances to relay messages to the cell via “signal transduction” mechanisms. Therapeutic drugs which act on receptors either mimic or block the action of the natural receptor-specific substance. The therapeutic potential of such drugs is, therefore, most appropriately studied using live cell systems. These studies are inherently challenging, but a high value is placed upon them by the pharmaceutical industry and the research community.

     Our FLIPR was the first instrument to enable high-throughput screening of live cells with high information content on cellular activation. The primary applications for our FLIPR system are the measurement of intracellular calcium ion flux and membrane potential change, both of which provide critical information on the activation of cells by test compounds.

     In our FLIPR system, cells, along with appropriate fluorescent dyes, are maintained in microplates in a thermally-controlled compartment together with compound-addition plates. Fluorescence activity is evaluated before, during, and after delivery of compounds to the wells to evaluate the effect of compounds on the cells. Laser light provides excitation illumination to the wells and fluorescence from the cells on the bottom of the wells is quantified with an electronic camera. During the reading cycle, a built-in pipettor transfers compound samples from the compound-addition plate to the cell plate and the reaction is continuously monitored by an ultrasensitive charge coupled device, a CCD camera, at intervals of less than one second. This strategy allows for real-time monitoring of cells before and after compound addition, thus allowing the measurement of rapid non-linear, response kinetics. Our FLIPR system’s limited depth-of-field fluorometry optical design is patented. We currently offer two primary products based on our FLIPR technology platform.

•	FLIPR384. This product, was the second generation FLIPR product. It combines all of the benefits of the original FLIPR along with new automation capabilities and the ability to analyze samples in 384 well microplates, as well as 96 well microplates. FLIPR384 can screen as many as 50,000 samples daily, and offers optional integrated plate stacker and washer accessories which can dramatically reduce the need for human intervention during sample processing. In addition, the instrument also incorporates interfaces that enable it to integrate into automated screening lines.

•	FLIPR[3]. The third generation FLIPR product, FLIPR[3] is a more sensitive, higher-throughput version of FLIPR384. It also incorporates a new detection mode, luminescence, expanding the menu of applications that can be performed on the FLIPR platform.

Analyst, Acquest and ScreenStation Systems

     Our Analyst, Acquest and ScreenStation systems complement our other drug discovery offerings by providing industry-leading flexibility and throughput for a wide range of biochemical assays. These systems each feature seven different readout modalities, allowing customers to choose the one that is optimal for the particular screen they are performing. One of these readout modalities, fluorescence polarization, has become popular in recent years because it enables assays to be performed with greatly simplified protocols. We were pioneers in developing the market for fluorescence polarization, and our proprietary High Efficiency Fluorescence Polarization (HEFP™) technology is incorporated into the Analyst and Acquest systems. Our HEFP technology enables miniaturized biochemical assays to be performed in a single step, a significant advantage over traditional biochemical assays.

     Analyst and Acquest provide several important customer benefits, including: increased throughput, improved analytical performance and flexibility (especially in higher density formats), lower reagent costs and compatibility with automation equipment. Analyst HT, launched in 1998, performs up to 70,000 screens per day. In 1998 we also introduced the ultra- high-throughput Acquest, capable of reading microplates in 96-, 384- and 1,536-well formats and running up to 200,000 assays per day. In 1999 we launched Analyst AD, which was designed specifically for assay development and is fully compatible with Analyst HT. ScreenStation, launched in 2001, integrates assay assembly and detection capabilities, allowing highly automated screening on both the Analyst or Acquest platforms.

CLIPR System

     Our Chemiluminescence Imaging Plate Reader, or CLIPR, system was developed based on telecentric lens luminometer technology licensed from Affymax Research Institute in 1998. We introduced this system in the third quarter of 1999. It satisfies a key demand from pharmaceutical companies for live cell analysis at an ultra high-throughput rate using luminescence technology. This allows customers to perform popular assays, such as those involving reporter genes, at unprecedented speeds. CLIPR’s applications also include non-cell-based assays such as SPA, which is among the most frequently-performed tests in the drug discovery market. These applications complement those of our FLIPR, Analyst and Acquest systems, offering solutions for a wide range of biochemical and cell-based assays.

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

Drug Discovery Reagents

     We are expanding our reagent business by focusing on the internal development of proprietary reagent kits optimized for our Drug Discovery instruments. We have historically developed and produced reagent kits for our Threshold systems, and in 1999 we began to sell consumables for our installed base of Drug Discovery instruments with the introduction of kits for performing important assays on FLIPR, CLIPR, Analyst and Acquest. Our reagent business is supported by a reagent development and marketing team, in-house organic chemistry labs and significant reagent production capacity. Our current Drug Discovery reagent offerings include:

•	FLIPR Calcium Assay Kit. This product has begun to revolutionize the way FLIPR calcium assays are performed. The kit’s unique feature is that it enables researchers to eliminate a step in the assay protocol, thereby saving up to 15 minutes of processing time for each 384 well plate. This kit has the potential to significantly increase throughput, reduce costs and increase screening efficiency.

•	FLIPR Calcium Plus Assay Kit. This product is compatible with a wide variety of targets, including problematic but important targets such as chemokines and small peptides. In addition, this kit offers a significant improvement in data quality compared to traditional methods.

•	FLIPR Membrane Potential Assay Kit. Based on the same proprietary, time-saving methodology as the Calcium Assay Kit, this product allows researchers to measure changes in the electrical potential of live cell membranes, a key indicator of ion channel activity. Ion channels are implicated in many major diseases and are therefore a target of great interest to drug discovery customers.

•	FLIPR Multidrug Resistance Assay Kit. This product applies our proprietary time-saving technology to the field of oncology, where over-expression of multidrug resistance (MDR) pumps is characterized by drug resistance in tumor cells. This product enables researchers to identify and screen, in high-throughput mode, MDR pump inhibitors that can reverse or circumvent cancer drug resistance.

•	STX-1 Assay Kit. A member of HEFP reagent kit family, and optimized for use on our Analyst and Acquest systems, the STX-1 assay system measures the activity of serine/threonine kinases via a competitive immunoassay for the product of enzyme activity, phosphoserine (pSer)-containing peptide.

•	TKXtra Assay Kit. Another member of the HEFP reagent kit family, the TKXtra™ Assay Kit assays kinases in in vitro enzyme preparations or extracts of cells. Many kinases have been detected with good sensitivity, including v-abl, EGF receptor, insulin receptor, and c-src. The assay can also be used for screening of agonists or antagonists of tyrosine kinases.

•	IMAP Technology and Assay Kits. A proprietary bead-based platform, IMAP allows researchers to determine the activity of kinases, phosphatases and phosphodiesterases in a simple, non-radioactive format. In 2001, we launched two kits, SGK and Akt, based on this technology. The IMAP platform is also available to customers through our technology access program, which allows researchers to apply this extremely flexible technology to a wide variety of protein kinase targets.

•	CatchPoint™ cyclic-AMP Assay Kit. This kit measures cAMP, an important indicator of cellular signaling, in a more sensitive and simpler format than traditional methods. This product is designed for use on both our Gemini XS instrument and our Analyst, Acquest and ScreenStation family of instruments.

LIFE SCIENCES RESEARCH PRODUCTS

     Our Life Sciences Research products, which represented 52% of total revenues in 2001, 49% of total revenues in 2000 and 54% of total revenues in 1999, encompass our Maxline, FlexStation, Skatron and Threshold product lines. The Maxline and FlexStation family of products consists primarily of advanced microplate readers. Microplate readers have become one of the most fundamental tools used in life sciences research by addressing the increasing need for the acquisition and processing of large quantities of biochemical and biological data. Microplate readers provide scientists the benefit of high-throughput analysis in a standardized, multi-sample format. Because of the productivity gains using a multi-sample format, microplates have largely replaced test tubes and cuvettes for many life sciences applications.

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

Maxline

     Our Maxline strategy has been to continue to introduce new products that include first-of-a-kind features, as well as to offer varying feature sets and price points to address different market segments. We have historically focused on the premium end of the microplate reader market through offering products with advanced capabilities. Some of the first-of-a-kind features that we have pioneered include the first reader and software capable of kinetic analysis, the first monochromator-based reader that enabled continuous wavelength selection and the first reader capable of performance comparable to a spectrophotometer. In each case, we believe that the innovation helped expand the utility of microplate readers and, more broadly, the available market for microplate readers. Our Maxline family currently includes the following primary products:

•	Emax. This product is aimed at the market for traditional microplate readers that do not require kinetic capability. We introduced it to provide a reader for customers in academia and other customers with restricted capital budgets.

•	Vmax. This was the first microplate reader to offer kinetic read capability and is designed to address the needs of biochemists.

•	VERSAmax. The VERSAmax is our low cost variable wavelength offering that provides kinetic capability and temperature control.

•	SPECTRAmax 340PC384. This product is a visible range microplate spectrophotometer, offering tunability and the additional capability of our patented PathCheck Sensor technology, which corrects common variability problems across wells of microplates.

•	SPECTRAmax 190. The predecessor to this product was the world’s first microplate reader that incorporated a monochromator for continuous wavelength selection. Wavelength selection provides for enhanced convenience and flexibility in assay design. In addition, the SPECTRAmax 190 also includes our patented PathCheck Sensor technology.

•	SPECTRAmax PLUS384. The SPECTRAmax PLUS, introduced in 1997, was our first microplate reader aimed at the spectrophotometer market. It was the industry’s first microplate reader that was able to combine the high-throughput of a microplate reader with the performance of a cuvette based spectrophotometer as a result of our patented PathCheck Sensor technology. The SPECTRAmax PLUS was also the first microplate reader with the ability to read wavelengths as short as 190 nanometers and as long as 1,000 nanometers, the equivalent range to a spectrophotometer. The SPECTRAmax PLUS384, introduced in 2000, addresses the needs of the high-throughput screening market by adding 384-well plate compatibility.

•	SPECTRAmax GEMINI XS. SPECTRAmax GEMINI, introduced in late 1998, was the world’s first dual-scanning microplate spectrofluorometer. By incorporating two scanning monochromators, the SPECTRAmax GEMINI allows the user to automatically optimize the instrument setting for the particular assay characteristics as well as for every fluorophore that is in use today. GEMINI also was our first microplate reader capable of multi-mode operation, in that the product is capable of fluorescence, luminescence and time-resolved fluorescence measurements. The GEMINI XS (Extra Sensitive), introduced in 2000, extends the GEMINI franchise by significantly improving sensitivity and adding well scanning capability which allows researchers to perform more complex cell based assays.

•	SPECTRAmax LMax. SPECTRAmax LMax, introduced in 2000, is our first reader to offer customers sensitive luminescence detection in a bench-top instrument.

FlexStation

     Our FlexStation system, introduced in 2001, is a benchtop workstation that integrates liquid handling and detection and has applications in drug discovery as well as life sciences research. This product offers flexibility to address a wide range of research applications by combining both multi-channel, plate-to-plate fluid transfer and fluorescence measurement in one system. For drug discovery applications, FlexStation can play a key role in reducing assay development bottlenecks by providing a convenient means of developing assays for later transfer to higher throughput screening. For basic and applied research in life sciences, the flexibility of this system enables scientists to develop, optimize, and run their assays on one system with the same small footprint as a standard benchtop microplate reader.

     In addition to our introduction of FlexStation, in 2001 we launched four proprietary reagent kits optimized to perform on this system. These products are our FlexStation Calcium Assay Kit, FlexStation Membrane Potential Assay Kit, FlexStation Multidrug Resistance Assay Kit, and FlexStation Calcium Plus Assay Kit.

Skatron

     We acquired a line of liquid handling systems, primarily washers, through our acquisition of Skatron Instruments AS in 1999. Washers are used to dispense and remove fluid from microwell plates and are used as an integral step during the course of many assays. The Skatron products bring a complete line of state-of-the-art microwell plate washers and other related tools, including cell harvesters, to the Life Sciences Research product family. These products include a variety of cell and plate washers that offer 96, 384 and 1536 well dispensing and washing capabilities.

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

SOFTWARE AND CUSTOMER SERVICE

     All of our instrument products incorporate internally designed and developed software which are sold as an integral part of the instrument system. We believe that our software is an important differentiator for our instrument products relative to the competition based on its ease-of-use and advanced data analysis capabilities.

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

RESEARCH AND DEVELOPMENT

     Our research and development team included 106 full time employees as of December 31, 2001. We have typically invested 16% to 21% of our revenues in research and development, which has resulted in a track record of technological innovation. 76% of our revenues in 2001 were derived from products that we introduced in the last three years. Our research and development expenditures were approximately $15.1 million in 2001, $16.8 million in 2000 and $14.1 million in 1999.

     Our research and development activities are focused on:

•	broadening our technology solution, including development of new proprietary reagent kits and solutions for automated cell electrophysiology measurements;

•	providing more sensitive quantitative evaluation of biological events;

•	providing greater throughput capability, especially with smaller sample volumes; and

•	developing increasingly sophisticated data management and analysis capability.

MARKETING AND CUSTOMERS

     Our sales and marketing organization included 124 full time employees in North America, Europe and Japan as of December 31, 2001. We distribute our products primarily through direct sales representatives in North America. We have subsidiaries in the United Kingdom, Germany and Japan responsible for selling and servicing our products. Our direct sales effort is supported by a team of service, technical and applications specialists employed by us. We also sell our products through international distributors, most of which enter into distribution agreements with us that provide for exclusive distribution arrangements and minimum purchase targets. Such agreements also generally prohibit the distributors from designing, manufacturing, promoting or selling any products that are competitive with our products.

     Our customers include leading pharmaceutical and biotechnology companies as well as medical centers, universities, government research laboratories and other institutions throughout the world. No single customer accounted for more than 5% of our total 2001 revenues.

     Sales to customers outside the United States accounted for 36%, 37% and 38% of total revenues and total sales denominated in foreign currencies accounted for 31%, 20% and 23% of total revenues in 2001, 2000 and 1999, respectively. We anticipate that international sales will account for an increasing percentage of revenues in the future. We expect to continue expanding our international operations in order to take advantage of increasing international market opportunities resulting from worldwide growth in the life sciences industry.

MANUFACTURING

     We manufacture our products at our facilities in Sunnyvale, California and Norway. Both of these facilities are ISO 9001 certified. We manufacture our own components where we believe it adds significant value, but we rely on suppliers for the manufacture of selected components and subassemblies, which are manufactured to our specifications. We conduct all final testing and inspection of our products. We have established a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, our instruments are manufactured in accordance with Good Manufacturing Practices.

PATENTS AND PROPRIETARY TECHNOLOGIES

     We protect our proprietary rights from unauthorized use by third parties to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. As of December 31, 2001, we were maintaining 46 U.S. patents and other corresponding foreign patents based on our discoveries that have been issued or allowed. In addition, as of that date, we had 41 patent applications pending in the United States and had filed several corresponding foreign patent applications.

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

     The life sciences research market is characterized by intense competition among a number of companies, including Bio-Tek Instruments, PerkinElmer, Tecan and Thermo Electron, that offer, or may in the future offer, products with performance capabilities generally similar to those offered by our products. We expect that competition is likely to increase in the future, as several current and potential competitors have the technological and financial ability to enter the microplate reader market. Our Maxline products are generally priced at a premium to other microplate readers. We compete in the microplate reader market primarily on the basis of performance and productivity. Many companies, research institutions and government organizations that might otherwise be customers for our products employ methods for bioanalytical analysis that are internally developed.

     The drug discovery market is also characterized by intense competition among a number of companies, including Amersham Biosciences, Applied Biosystems, PerkinElmer and Tecan, that offer, or may in the future offer, products with performance capabilities generally similar to those offered by our products. We believe that the primary competitive factors in the market for our products are throughput, quantitative accuracy, breadth of applications, ease-of-use, productivity enhancement, quality, support and price/performance. We believe that we compete favorably with respect to these factors.

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

EMPLOYEES

     As of December 31, 2001, we employed 370 persons full time, including 106 in research and development, 109 in manufacturing, 124 in marketing and sales and 31 in general administration and finance. Of these employees, 63 hold Ph.D. or other advanced degrees. None of our employees is covered by collective bargaining agreements, and we consider relations with our employees to be good.

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

     The timing of capital equipment purchases by customers has been and is expected to continue to be uneven and difficult to predict. Our products represent major capital purchases for our customers. The list prices for our instruments range from $5,000 to $494,500. Accordingly, our customers generally take a relatively long time to evaluate our products, and a significant portion of our revenues is typically derived from sales of a small number of relatively high-priced products. Purchases are generally made by purchase orders and not long-term contracts. Delays in receipt of anticipated orders for our relatively high priced products could lead to substantial variability from quarter to quarter. Furthermore, we have historically received purchase orders and made a significant portion of each quarter’s product shipments near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could have a materially adverse affect on results of operations for that quarter.

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

     We believe that competition within the markets we serve is primarily driven by the need for innovative products that address the needs of customers. We attempt to counter competition by seeking to develop new products and provide quality products and services that meet customers’ needs. We cannot assure you, however, that we will be able to successfully develop new products or that our existing or new products and services will adequately meet our customers’ needs.

     Rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and frequent new product and service introductions characterize the markets for our products. To remain competitive, we will be required to develop new products and periodically enhance our existing products in a timely manner. We are facing increased competition as new companies entering the market with new technologies compete, or will compete, with our products and future products. We cannot assure you that one or more of our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or future products, or that would render our technologies and products obsolete or uneconomical. Our future success will depend in large part on our ability to maintain a competitive position with respect to our current and future technologies, which we may not be able to do. In addition, delays in the launch of our new products may result in loss of market share due to our customers’ purchases of competitors’ products during any delay.

IF WE ARE NOT SUCCESSFUL IN DEVELOPING NEW AND ENHANCED PRODUCTS, WE MAY LOSE MARKET SHARE TO OUR COMPETITORS.

     The life sciences instrumentation market is characterized by rapid technological change and frequent new product introductions. 76% of our revenues in 2001 were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing them. Any significant delay in releasing new systems could adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.

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

     We derive a significant portion of our revenues from sales to pharmaceutical and biotechnology companies. We expect that sales to pharmaceutical and biotechnology companies will continue to be a primary source of revenues for the foreseeable future. As a result, we are subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries, such as pricing pressures as third-party payors continue challenging the pricing of medical products and services, government regulation, uncertainty of technological change, availability of capital and reduction and delays in research and development expenditures by companies in these industries.

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

     Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, potentially including treble and punitive damages, for past infringement if it is ultimately determined that our products infringe a third party’s proprietary rights. Further, any legal action against us could, in addition to subjecting us to potential liability for damages, prohibit us from selling our products before we obtain a license to do so from the party owning the intellectual property, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. There may be third-party patents that may relate to our technology or potential products. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

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

     We rely on patents to protect a large part of our intellectual property and our competitive position. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. Litigation may be necessary to:

•	assert claims of infringement;

•	enforce our patents;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of the proprietary rights of others.

     Lawsuits could be expensive, take significant time and divert management’s attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, our stock price could decline.

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

     The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

•	the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

•	the claims of any patents which are issued may not provide meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us or our customers may not provide a competitive advantage;

•	other companies may challenge patents licensed or issued to us or our customers;

•	patents issued to other companies may harm our ability to do business;

•	other companies may independently develop similar or alternative technologies or duplicate our technologies; and

•	other companies may design around technologies we have licensed or developed.

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

     Our reliance on a sole or a limited group of suppliers involves several risks, including the following:

•	we may be unable to obtain an adequate supply of required components;

•	we have reduced control over pricing and the timely delivery of components and subassemblies; and

•	our suppliers may be unable to develop technologically advanced products to support our growth and development of new systems.

     For example, we relied primarily on a single supplier of disposable plastic tips used with our FLIPR(384) system for most of 2000, and we experienced delays and customer dissatisfaction due to our supplier’s inability to deliver an adequate supply of tips. We now have an alternative supplier for the disposable plastic tips but we cannot predict whether we will encounter additional similar delays in the future. Our current supplier and known potential alternative suppliers of disposable plastic tips used with our FLIPR(384) system are our competitors.

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

     WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

     We expect to experience significant growth in the number of our employees and customers and the scope of our operations, including as a result of potential acquisition. This growth may continue to place a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees. Our future success is heavily dependent upon growth and acceptance of new products. If we cannot scale our business appropriately or otherwise adapt to anticipated growth and new product introductions, a key part of our strategy may not be successful.

     WE RELY UPON DISTRIBUTORS FOR PRODUCT SALES AND SUPPORT OUTSIDE NORTH AMERICA.

     In 2001, approximately 5% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. In January 2001, we acquired our Japanese distributor, Nihon Molecular Devices. As a result, we are providing direct sales and service support to customers in this substantial market. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a materially adverse affect on our business, financial condition and results of operations.

IF WE DO NOT SUCCESSFULLY DEVELOP AND COMMERCIALIZE NEW PRODUCTS THROUGH CYTION, WE WILL HAVE INCURRED SIGNIFICANT COSTS THAT MAY HARM OUR BUSINESS.

     We expect that our research and development costs will increase as a result of the acquisition of Cytion S.A. Achieving the benefits of the acquisition of Cytion will depend in part on our ability to develop new products through Cytion in a timely and efficient manner. Failure to develop new products in a timely and efficient manner, or at all, may prevent us from offering first-to-market products in the electrophysiology market segment. As a result, we may lose customers and our business and results of operations may be harmed. We have made an investment in, and obtained exclusive world-wide rights to commercialize the high-throughput patch clamp system products of, Essen Instruments. While we believe that Cytion’s technology complements the high-throughput patch clamp system products of Essen Instruments, we cannot assure you that the acquisition of Cytion will be complementary to the Essen products. Our ability to successfully develop products through Cytion will depend in part on the retention of key personnel, particularly technical personnel. We cannot assure you that we will be able to retain the key personnel or that the anticipated benefits of their expertise will be realized. Further, successful product development may place a significant burden on our existing management and our internal resources, which could have a materially adverse effect on our business, financial condition and operating results. Finally, the market price of Molecular Devices’ common stock could decline as a result of the acquisition if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial analysts or investors.

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

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN CURRENCY EXCHANGE RATE, POLITICAL AND ECONOMIC RISKS.

     We maintain facilities in Norway, the United Kingdom, Germany and Japan, and sales to customers outside the United States accounted for approximately 36% our revenues in 2001. We anticipate that international sales will continue to account for a significant portion of our revenues.

     All of our sales to international distributors are denominated in U.S. dollars. All of our direct sales in the United Kingdom, Germany, France, Canada and Japan are denominated in local currencies and totaled $28.9 million (31% of total revenues) in 2001. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Historically, foreign exchange gains and losses have been immaterial to our results of operations. However, we cannot predict whether these gains and losses will continue to be immaterial, particularly as we increase our direct sales outside North America. For example, we cannot predict whether other foreign exchange gains or losses in the future would have a material effect on our income. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but intend to do so in the future.

     Our reliance on international sales and operations exposes us to foreign political and economic risks, including:

•	political, social and economic instability;

•	trade restrictions and changes in tariffs;

•	import and export license requirements and restrictions;

•	difficulties in staffing and managing international operations;

•	disruptions in international transport or delivery;

•	difficulties in collecting receivables; and

•	potentially adverse tax consequences.

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

OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE STOCKHOLDERS TO LOSE A SUBSTANTIAL PART OF THEIR INVESTMENT IN OUR STOCK.

     The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. During 2001, our stock price ranged from $15.50 to $77.38. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

THE MARKET PRICE OF OUR COMMON STOCK WILL LIKELY FLUCTUATE IN RESPONSE TO A NUMBER OF FACTORS, INCLUDING THE FOLLOWING:

•	our failure to meet the performance estimates of securities analysts;

•	changes in financial estimates of our revenues and operating results or buy/sell recommendations by securities analysts;

•	the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof; and

•	general stock market conditions, other economic or external factors.

PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER, WHICH COULD LIMIT THE PRICE INVESTORS MIGHT BE WILLING TO PAY IN THE FUTURE FOR OUR COMMON STOCK.

     Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition, merger in which we are not the surviving company or changes in our management. For example, our certificate of incorporation gives our board of directors the authority to issue shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, as the terms of the preferred stock that might be issued could potentially prohibit our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. The issuance of preferred stock could also have a dilutive effect on our stockholders. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination involving us. Further, in October 2001, our Board of Directors adopted a stockholder rights plan, commonly known as a “poison pill.” These provisions described above and our poison pill could limit the price that investors might be willing to pay in the future for our common stock.

OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN OUR FORWARD-LOOKING STATEMENTS.

     This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. When used in this report, you can identify forward-looking statements by terminology such as “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and the negative of these terms or other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of many factors, including those set forth here under “Business Risks” and elsewhere in this report.

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

ITEM 2. PROPERTIES

     We lease or sublease three facilities with approximately 125,000 square feet of laboratory, manufacturing and administrative space in Sunnyvale, California. We also lease sales and service offices in the United Kingdom, Germany and Japan, a small manufacturing facility in Norway, and a small research and development facility in Switzerland. We believe that our current facilities will be sufficient for our operations through at least 2002. These properties are described below:

LOCATION	OWNERSHIP	FACILITIES	LEASE EXPIRATION

1311 Orleans Drive	Leased	Approximately 60,000 square feet of	October 31, 2007
Sunnyvale, CA 94089		office and manufacturing space
1312 Crossman Avenue	Subleased	Approximately 54,400 square feet of	April 30, 2003
Sunnyvale, CA 94089		office and manufacturing space
405 Tasman Drive	Subleased	Approximately 9,600 square feet of	August 30, 2002
Sunnyvale, CA 94089		office and manufacturing space
Oslo, Norway	Leased	Approximately 17,500 square feet of office and manufacturing space	January 1, 2007
Wokingham, England	Leased	Approximately 4,200 square feet of office space	August 20, 2009
Munich, Germany	Leased	Approximately 3,500 square feet of office space	October 31, 2006
Osaka, Japan	Leased	Approximately 3,700 square feet of office space	March 31, 2003
Tokyo, Japan	Leased	Approximately 1,100 square feet of office space	April 14, 2003
Lausanne, Switzerland	Leased	Approximately 2,200 square feet of office and laboratory space	April 1, 2004

ITEM 3. LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol “MDCC.”

     The prices per share reflected on the table below represent the range of high and low closing sales prices of the common stock on the Nasdaq National Market, for the period indicated.

	2001		2000

	HIGH	LOW	HIGH	LOW

First Quarter	77.38	38.88	113.13	42.38
Second Quarter	49.99	17.00	77.75	39.69
Third Quarter	24.58	17.51	110.44	55.50
Fourth Quarter	22.46	15.50	99.25	48.88

     Historically, we have not paid cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. The Board of Directors will determine any future cash dividends. As of March 28, 2002, there were approximately 179 stockholders of record of Molecular Devices. On March 28, 2002, the last sale price reported on the Nasdaq National Market for our common stock was $18.17 per share.

     We entered into employment arrangements with each of Joseph D. Keegan, Ph.D., Mr. Timothy A. Harkness, Mr. John Senaldi and Ms. Patricia Sharp pursuant to which we are obligated to issue to each officer shares of our common stock in exchange for services rendered. As a result of this arrangement, we issued shares of our common stock to those officers in 2000 and 2001 on the dates and amounts indicated below in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

	NUMBER
	OF SHARES	DATE OF ISSUE

Dr. Keegan	3,750	03/30/2000

Mr. Harkness	1,250	01/09/2000
	1,250	04/09/2000
	1,250	07/09/2000

Mr. Senaldi	312	02/06/2000
	312	05/06/2000
	312	08/06/2000

Ms. Sharp	312	03/05/2001
	312	06/05/2001
	312	09/05/2001
	312	12/05/2001

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected historical financial information for Molecular Devices, certain portions of which are based on, and should be read in conjunction with, our audited consolidated financial statements that are being filed as a part of this report.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$92,231	$96,035	$71,902	$52,234	$43,490
Cost of revenues	35,538	35,583	26,299	20,203	16,745

Gross profit	56,693	60,452	45,603	32,031	26,745
Operating expenses:
Research and development	15,105	16,796	14,150	11,158	8,232
Acquired in-process research and development (1)	12,625	—	2,037	876	—
Merger expenses (1)	—	15,181	—	—	—
Selling, general and administrative	33,381	31,906	25,630	19,386	14,028

Total operating expenses	61,111	63,883	41,817	31,420	22,260

Income (loss) from operations	(4,418)	(3,431)	3,786	611	4,485
Other income, net	3,806	4,912	1,921	2,178	1,448

Income (loss) before income taxes	(612)	1,481	5,707	2,789	5,933
Income tax provision	4,625	6,415	2,056	956	2,017

Net income (loss)	$(5,237)	$(4,934)	$3,651	$1,833	$3,916

Basic net income (loss) per share	$(0.32)	$(0.32)	$0.27	$0.15	$0.35

Diluted net income (loss) per share	$(0.32)	$(0.32)	$0.26	$0.14	$0.33

Shares used in computing basic net income (loss) per share	16,192	15,246	13,347	12,407	11,107

Shares used in computing diluted net income (loss) per share	16,192	15,246	14,149	12,965	11,906

Pro Forma Consolidated Statements of Income Data (2):
Pro forma operating income	$8,207	$11,750	$5,823	$1,487	$4,485

Pro forma net income	$7,388	$10,247	$4,954	$2,409	$3,916

Pro forma diluted net income per share	$0.45	$0.62	$0.35	$0.19	$0.33

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$67,257	$97,091	$36,650	$40,030	$32,298
Working capital	99,422	138,184	65,748	55,014	42,031
Total assets	152,361	180,033	86,849	72,319	50,752
Retained earnings (accumulated deficit)	(40,653)	(4,833)	101	(3,550)	(5,383)
Total stockholders’ equity	137,485	163,633	74,304	60,700	44,098

(1)	Our 2001 income from operations included a $12.6 million write-off for the acquisition of in-process research and development costs relating to our acquisition of Cytion S.A. Our 2000 income from operations included a $15.2 million charge related to direct costs incurred due to the merger with LJL BioSystems, which was accounted for as a pooling of interests. Our 1999 income from operations included a $2.0 million write-off for the acquisition of in-process technology and acquisition costs relating to our acquisition of Skatron Instruments AS. Our 1998 income from operations included an $876,000 write-off for the acquisition of in-process technology and acquisition costs relating to our acquisition of certain technology rights from Affymax Research Institute, a subsidiary of GlaxoSmithKline.

(2)	We have excluded the impact of the write-offs of in-process technology and acquisition costs in 2001, 2000, 1999 and 1998 described in footnote (1) above, net of tax.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Except for the historical information contained herein, the following discussion contains “forward-looking” statements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes”, “anticipates”, “plans”, “predicts”, “expects”, “estimates”, “intends”, “will”, “continue”, “may”, “potential”, “should” and similar expressions are intended to identify forward-looking statements. There area number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, those discussed in this section as well as under “Item I. Business — Business Risks” and “Qualitative and Quantitative Disclosures about Market Risk” and the risks detailed from time to time in the Company’s SEC reports, including this Annual Report on Form 10-K for the year ended December 31, 2001.

     Molecular Devices Corporation is a leading supplier of high-performance bioanalytical measurement systems that accelerate and improve drug discovery and other life sciences research. Molecular Devices’ systems and consumables enable pharmaceutical and biotechnology companies to leverage advances in genomics, proteomics and combinatorial chemistry by facilitating the high throughput and cost-effective identification and evaluation of drug candidates. Molecular Devices’ solutions are based on its advanced core technologies that integrate its expertise in engineering, molecular and cell biology and chemistry. Molecular Devices enables its customers to improve research productivity and effectiveness, which ultimately accelerates the complex process of discovering and developing new drugs.

     Molecular Devices acquired all of the outstanding stock of LJL BioSystems in a tax-free, stock-for-stock transaction on August 30, 2000, as a result of which LJL BioSystems became a wholly owned subsidiary of Molecular Devices. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, all financial information includes the operations of LJL BioSystems for all periods presented.

     Our customers include small and large pharmaceutical, biotechnology and industrial companies as well as medical centers, universities, government research laboratories and other institutions throughout the world. No single customer accounted for more than 5% of our consolidated revenues in 2001. We recognize revenue on the sale of our products, when collectibility is reasonably assured, at the time of shipment and transfer of title to customers and distributors. There are no significant customer acceptance requirements or post shipment obligations on our part. Service contract revenue is deferred at the time of sale and recognized ratably over the period of performance. Total service revenue was less than 5% of total revenues for all periods prior to 2001, and 6% in 2001. In 2001, sales to customers outside the United States accounted for 36% of total revenues and total sales denominated in foreign currencies accounted for 31% of total revenues. We currently do not hedge our exposure to movements in foreign currency exchange rates, however we expect to do so in the future. We typically experience a decrease in the level of sales in the first calendar quarter as compared to the fourth quarter of the preceding year because of budgetary and capital equipment purchasing patterns in the life sciences industry. We expect this trend to continue in future years.

     We have not experienced any favorable or unfavorable trends or uncertainties related to the Euro conversion. Costs incurred for system modifications have been, and are expected to be immaterial to the consolidated results of operations.

     In 2001, we acquired Nihon Molecular Devices, a sales and service operation in Japan, as well as Cytion S.A., a research and development facility in Switzerland. Neither acquisition created a new operating segment of business.

CRITICAL ACCOUNTING POLICIES

     Management’s discussion and analysis of Molecular Devices’ financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, bad debts, inventories, intangible assets, equity investments, income taxes and warranty obligations. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition and Warranty

     We recognize product revenue at the time of product shipment and transfer of title either to a customer or to a distributor and provide for estimated warranty expense at the time of sale. There are no significant customer acceptance requirements or post shipment obligations on our part. Shipping costs are charged to cost of goods sold. Amounts received prior to completion of the earnings process are recorded as customer deposits or deferred revenue, as appropriate. Service contract revenue is deferred at the time of sale and recognized ratably over the period of performance.

Accounts Receivable

     We sell our products primarily to corporations, academic institutions, government entities and distributors within the drug discovery and life sciences research markets. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for potential credit losses, which are based on a number of factors including, but not limited to, the current financial condition of specific customers, payment trends and the overall economic environment. Such losses have been historically within management’s expectations.

Inventories

     Inventories are stated on a first-in, first-out basis at the lower of cost or market. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write downs may be required.

Impairment of Long-Lived Assets

     We evaluate long-lived assets, including goodwill and investments accounted for under the cost method, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. For long-lived assets, we would measure fair value based on discounted expected cash flows to be generated by such assets. There were no long-lived assets that were considered to be impaired during any period presented.

Equity Investments

     We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20 percent and we do not have the ability to exercise significant influence over operations. When our ownership exceeds 20 percent but is less than 50 percent, the investment is accounted for under the equity method. Under the equity method, the investee's proportionate share of net income or loss and amortization of the investee's net excess investment over its equity in net assets is included in net income or loss. We regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the fair values. We monitor the preceding factors to identify events or circumstances which would cause us to test for other than temporary impairment and revise our assumptions for the estimated recovery of equity investments.

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

     At December 31, 2001, we had deferred tax assets of $9.3 million. Realization of these assets is dependent on our ability to generate significant future taxable income. We believe that sufficient income will be earned in the future to realize these assets. We will evaluate the realizability of the deferred tax assets and assess the need for valuation allowances periodically.

     The elimination of the amortization of goodwill pursuant to the adoption of FAS 141 and 142 will have a favorable impact on our effective tax rate in 2002. Other factors may have favorable or unfavorable effects upon our effective tax rate in 2002 and subsequent years. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, future levels of R&D spending, future levels of capital expenditures, and our success in R&D and commercializing products.

RESULTS OF OPERATIONS

     The following table summarizes our consolidated statement of income as a percentage of revenues:

	YEARS ENDED DECEMBER 31,

	2001	2000	1999

Revenues	100.0%	100.0%	100.0%
Cost of revenues	38.5	37.1	36.6

Gross profit	61.5	62.9	63.4
Research and development	16.4	17.5	19.7
Acquired in-process research and development	12.6	—	2.8
Merger expenses	—	15.8	—
Selling, general and administrative	36.2	33.2	35.6

Income (loss) from operations	(4.8)	(3.6)	5.3
Other income, net	4.1	5.2	2.7

Income (loss) before income taxes	(0.7)	1.6	8.0
Income tax provision	5.0	6.7	2.9

Net income (loss)	(5.7)%	(5.1)%	5.1%

Pro forma operating income(1)	8.9%	12.2%	8.1%

Pro forma net income(1)	8.0%	10.7%	6.9%

(1)	Excludes the impact of the write-off of acquired in-process research and development in 2001 and 1999 and merger expenses recorded in 2000, net of tax.

YEARS ENDED DECEMBER 31, 2001 AND 2000

     Revenues for 2001 decreased by 4% to $92.3 million from $96.0 million in 2000. The soft economic environment affecting purchasing decisions on our higher priced instrument systems drove this top-line decline. Drug Discovery product family revenues were down 10.8% from 2000, due in large part to significant declines in the LJL product line. This decline was offset by a 3.2% increase in revenues from our Life Sciences Research product family, led by the FLEXStation, which was introduced in the first quarter of 2001. In contrast, in 2000 we saw strong contributions from both our Life Sciences Research and Drug Discovery product families.

     Gross margin decreased to 61.5% in 2001, from 62.9% in 2000. The decrease related in part from decreased list prices for our LJL product line, as well as increased discounting on other high-cost instruments in an attempt to offset the impact of the soft economic environment.

     Research and development expenses for 2001 decreased to $15.1 million from $16.8 million in 2000, or a decrease of 10%. The decrease was the result of a reduction in spending in response to our revised economic outlook, as well as synergies created by our merger with LJL BioSystems, offset by increased spending related to our acquisition of Cytion SA. We do not believe the decreased spending has materially impacted any development projects.

     In July 2001, we acquired Cytion S.A. and accounted for the acquisition under the purchase method of accounting. We allocated a portion of the purchase price to purchased in-process technologies for $12.6 million. We wrote this off entirely in the third quarter of 2001. The write-off of purchased in-process technologies represented the fair value at the acquisition date, calculated utilizing the income approach, of the portion of certain in-process research and development projects that were not reliant upon core technology. The acquired in-process research and development had no alternative future use at the date of acquisition.

     Selling, general and administrative expenses for 2001 increased to $33.4 million from $31.9 million in 2000, or an increase of 5%. The increased spending for the period is primarily the result of additional spending on marketing, sales and service related activities as we continued our efforts to expand worldwide market coverage and introduce new products. In 2001, we purchased our Japanese distributor, Nihon Molecular Devices. Selling, general and administrative expenses as a percentage of revenues were 36.2% in 2001 and 33.2% in 2000. The increase from 2000 to 2001 was a result of the costs at our Japanese subsidiary, as well as the decline in overall revenues.

     Other income (net), consisting primarily of interest income, decreased by 23% in 2001 to $3.8 million from $4.9 million in 2000 due to lower average cash and investment balances and the significant decline in interest rates in 2001. Lower average cash balances result principally from an aggressive share repurchase plan under which we repurchased more than 1.5 million shares of our common stock and our acquisition of Cytion SA.

     We recorded income tax provisions of $4.6 million in 2001 and $6.4 million in 2000. These provisions reflected a 38.5% effective tax rate. The effective tax rates for 2001 and 2000 are calculated on profit before tax excluding the write-off of acquired in-process research and development expenses in 2001 and merger expenses related to the LJL BioSystems merger in 2000, which are not deductible for income tax purposes.

YEARS ENDED DECEMBER 31, 2000 AND 1999

     Revenues for 2000 increased by 34% to $96.0 million from $71.9 million in 1999. In 2000 and 1999, we saw strong contributions from both our Life Sciences Research and Drug Discovery product families. Life Sciences Research revenues increased in 2000 primarily due to the worldwide strength of the SPECTRAmax PLUS384 and SPECTRAmax Gemini XS, both introduced in the first quarter of 2000, and increased Threshold revenues worldwide. Drug Discovery growth was driven primarily by the continued worldwide demand for our FLIPR384 as well as increased sales of LJL BioSystems’ Analyst AD and Analyst HT.

     In 2000, gross margin decreased slightly to 62.9% from 63.4% in 1999 due to increased manufacturing costs.

     Research and development expenses for 2000 increased to $16.8 million from $14.2 million in 1999, or an increase of 19%. The increased spending for the 2000 period is primarily the result of additional personnel over 1999, as well as increased expenditures on development activities required to support both the introduction and ongoing development of new Life Sciences Research and Drug Discovery products, including new reagent kits optimized for use on our detection systems.

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

     Selling, general and administrative expenses for 2000 increased to $31.9 million from $25.6 million in 1999, or an increase of 24%. This increase was primarily the result of additional spending on marketing, sales and service related activities as we continued our efforts to expand worldwide market coverage and introduce new products. Selling, general and administrative expenses as a percentage of revenues were 33.2% in 2000 and 35.6% in 1999. The decrease from 1999 to 2000 reflected improved operating leverage as our revenue base grew.

     Other income (net) increased by 156% in 2000 to $4.9 million from $1.9 million in 1999 due to an increased average cash balance primarily as a result of the capital raised through our secondary offering in May 2000 and the capital raised by LJL BioSystems’ private placement.

     We recorded income tax provisions of $6.4 million in 2000 and $2.1 million in 1999. These provisions reflected a 38.5% effective tax rate in 2000 and an effective tax rate of 36.0% in 1999. The effective tax rate for 2000 is calculated on profit before tax excluding the merger expenses related to the LJL BioSystems merger in 2000, which are not deductible for income tax purposes. The lower rate in 1999 is primarily due to the realization of net operating loss carryforwards of LJL BioSystems in that year.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash, cash equivalents and short-term investments of $67.3 million at December 31, 2001 compared to $97.1 million at December 31, 2000. In 2001, operating activities provided $13.8 million in cash. However, due to $15.2 million of merger costs in the third quarter of 2000, $7.1 million was used in operating activities during the year. In 1999, $4.4 million was used in operating activities due to increases in accounts receivable, inventory and deferred tax assets.

     Net cash provided by investing activities was $29.8 million in 2001, due to the net sales and maturities of $44.4 million of short-term investments, offset by $10.4 million spent on acquisitions (net of cash acquired) and $3.8 million of capital expenditures. Net cash used in investing activities was $69.7 million and $5.8 million in 2000 and 1999, respectively. In 2000, investing activities cash use was primarily due to $50.7 million of net short-term investment purchases, $11.5 million invested in other assets (primarily a $10.0 million investment in Argonex, Inc. and a $1.1 million strategic equity investment Essen Instruments, a privately held company) and $7.4 million of capital expenditures, primarily related to our facilities expansion in Sunnyvale, California. In 1999, $7.1 million of cash was used to purchase Skatron Instruments AS.

     Net cash used in financing activities was $27.3 million in 2001, due to $30.7 million spent to repurchase shares of our common stock, offset by $4.0 million of proceeds from the issuance of common stock for options exercised and employee stock purchases. Net cash provided by financing activities was $87.0 million in 2000 and $8.0 million in 1999. The 2000 proceeds were primarily generated by Molecular Devices’ public offering in the second quarter of 2000, the LJL BioSystems private placement in the first quarter of 2000, as well as cash proceeds from stock option exercises during the year. The 1999 proceeds relate primarily to the private placement by LJL BioSystems in 1999, as well as stock option exercises in that year.

     In 2001, we repurchased 1.5 million shares of common stock for $30.7 million, with nearly all of the repurchases occurring during the third quarter. The repurchased shares represent 9.7% and 9.2% of the shares that were outstanding as of December 31, 2001 and 2000, respectively.

     We believe that our existing cash and investment securities and anticipated cash flow from our operations will be sufficient to support our current operating plan for the foreseeable future. Our ability to generate our anticipated cash flow from operations is subject to the risks and uncertainties discussed under “Item I. Business—Business Risks” above, including in particular variations in the amount of time it takes for us to sell our products and collect accounts receivable and the timing of customer orders, competition, risks associated with the pharmaceutical and biotechnology industries, supplier or manufacturing problems or delays and risks associated with past and potential future acquisitions.

     Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:

•	the progress of our research and development;

•	the number and scope of our research programs;

•	market acceptance and demand for our products;

•	the costs that may be involved in enforcing our patent claims and other intellectual property rights;

•	potential acquisition and technology licensing opportunities;

•	manufacturing capacity requirements; and

•	the costs of expanding our sales, marketing and distribution capabilities both in the United States and abroad.

     We have generated sufficient cash flow to fund our capital requirements primarily through operating activities in 2001, and financing activities in 2000 and 1999. However, we cannot assure you that we will not require additional financing in the future to support our existing operations or potential acquisition and technology licensing opportunities that may arise. Therefore, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.

     Our facilities are leased under noncancelable operating leases. In addition, we have a contractual commitment for the purchase of certain resale products and manufacturing components with one vendor ending in 2002. As of December 31, 2001, the following is a summary of our contractual obligations:

Payments Due by Period

	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years

Operating Leases	$23.1 million	$4.7 million	$7.3 million	$3.6 million	$7.5 million
Unconditional Purchase Obligations	1.1 million	1.1 million	—	—	—
Total Contractual Cash Obligations	$24.2 million	$5.8 million	$7.3 million	$3.6 million	$7.5 million

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

     In connection with our acquisition of Cytion S.A. in July 2001, we are potentially obligated to pay as much as $12.2 million to the selling stockholders of Cytion S.A. in the event that certain milestones are met, at various times through June 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (FAS 141) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. We will apply the new rules on accounting for goodwill and other intangible assets on January 1, 2002. The adoption of FAS 141 and 142 is not expected to have a significant impact on our financial position at transition. We expect that the cessation of goodwill amortization (net of related taxes) will increase reported net income by approximately $320,000 (or $0.02 per share) in 2002. We performed an impairment test of goodwill as of January 1, 2002 and will not record an impairment charge at transition. We will continue to monitor the fair value of our goodwill through the annual impairment tests.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which supersedes both Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (FAS 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121. For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. FAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike FAS 121, an impairment assessment under FAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under FAS No. 142, “Goodwill and Other Intangible Assets.” We are required to adopt FAS 144 no later than its first fiscal year beginning after December 15, 2001. We do not expect the adoption of FAS 144 for long-lived assets held for use to have a material impact on our financial statements because the impairment assessment under FAS 144 is largely unchanged from FAS 121.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including changes in interest rates and foreign currency exchange rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. A discussion of our accounting policies for financial instruments and further disclosures relating to financial investments is included in the Summary of Significant Accounting Policies note in the Notes to Consolidated Financial Statements included in this report.

     Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. We invest our excess cash primarily in demand deposits with United States banks and money market accounts and short-term securities. These securities, consisting of $6.9 million of commercial paper and $4.0 million of U.S. government agency securities, are carried at market value, which approximate cost, typically mature or are redeemable within 90 to 360 days, and bear minimal risk. We have not experienced any significant losses on the investments.

     We are exposed to changes in exchange rates primarily in the United Kingdom, Japan, Germany and Canada, where we sell direct in local currencies. All other foreign sales are denominated in U.S. dollars and bear no exchange rate risk. However, a strengthening of the U.S. dollar could make our products less competitive in overseas markets. Gains and losses resulting from foreign currency transactions have historically been immaterial. Translation gains and losses related to our foreign subsidiaries in the United Kingdom, Japan, Germany, Switzerland and Norway are accumulated as a separate component of stockholders’ equity. We do not currently engage in foreign currency hedging transactions, but intend to do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of Molecular Devices and financial statement schedules are attached to this report as pages 34 through 54.

     Financial Statements:

•	Report of Ernst & Young LLP, Independent Auditors

•	Report of PricewaterhouseCoopers LLP, Independent Auditors

•	Consolidated Balance Sheets at December 31, 2001 and 2000

•	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001

•	Consolidated Statements of Stockholders’ Equity for the three years in the period ended December 31, 2001

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001

•	Notes to Consolidated Financial Statements

     Financial Statement Schedules:

     Schedule II — Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors and Executive Officers may be found in the sections entitled “Proposal 1 — Election of Directors,” and “Executive Officers of the Company,” respectively, appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on May 23, 2002 (the “Proxy Statement”). Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth in the Proxy Statement under the heading “Executive Compensation,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth in the Proxy Statement under the heading “Certain Transactions,” which information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1. Financial Statements — See Index to Consolidated Financial Statements as Item 8 on page 27 of this report.

     2. Financial Statement Schedules — See Index to Consolidated Financial Statements as Item 8 on page 28 of this report.

     3. Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

2.1(1)	Form of Agreement and Plan of Merger between the Registrant and Molecular Devices Corporation, a California Corporation
2.2(2)	Stock and Asset Purchase Agreement, dated as of May 17, 1999, among Molecular Devices Corporation, a Delaware corporation, Helge Skare, Wiel Skare, Steinar Faanes and Sten Skare, each an individual resident in Norway, Skatron Instruments AS, a Norwegian company, and Skatron Instruments, Inc., a Virginia corporation
2.3(2)	Escrow Agreement, dated as of May 17, 1999, among Molecular Devices Corporation, a Delaware corporation, Helge Skare, Wiel Skare and Greater Bay Trust Company, as Escrow Agent
2.4(6)	Agreement and Plan of Merger and Reorganization dated as of June 7, 2000 by and among Molecular Devices Corporation, Mercury Acquisition Sub, Inc. and LJL BioSystems, Inc.
2.5(11)	Stock Purchase Agreement dated as of November 14, 2000 by and among JCR Pharmaceuticals, K.K. and Molecular Devices Corporation
2.6(12)	Stock Purchase Agreement dated as of July 6, 2001 by and among Molecular Devices, Cytion S.A., Jean-Pierre Rosat (as agent for the stockholders of Cytion) and each of the stockholders of Cytion.
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant
3.2(1)	Bylaws of the Registrant
3.3	Certificate of Amendment to Certificate of Incorporation
4.1(1)	Specimen Certificate of Common Stock of Registrant
10.1(1)*	1988 Stock Option Plan
10.2(1)*	Form of Incentive Stock Option under the 1988 Stock Option Plan
10.3(1)*	Form of Supplemental Stock Option under the 1988 Stock Option Plan
10.4*	1995 Employee Stock Purchase Plan
10.6(1)*	Form of Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Stock Option Plan
10.8(1)*	Form of Incentive Stock Option under the 1995 Stock Option Plan
10.9(1)*	Form of Nonstatutory Stock Option under the 1995 Stock Option Plan
10.10(1)*	Form of Early Exercise Stock Purchase Agreement under the 1995 Stock Option Plan
10.11(1)*	Form of Indemnity Agreement between the Registrant and its Directors and Executive Officers
10.19(2)*	Key Employee Agreement for Joseph D. Keegan dated March 11, 1998, as amended
10.20(3)	Exclusive License and Technical Support Agreement dated August 28, 1998 by and between the Registrant and Affymax
10.21(3)*	Employee Offer Letter for Tim Harkness
10.23(3)*	Employee Offer Letter for John Senaldi
10.24(5)*	1995 Non-Employee Director’s Stock Option Plan, as amended
10.25(5)*	1995 Stock Option Plan, as amended
10.26(7)*	Employee Offer Letter for Patricia Sharp
10.27(8)*	LJL BioSystems 1994 Equity Incentive Plan and Forms of Agreements
10.28(8)*	LJL BioSystems 1997 Stock Plan and Forms of Agreements
10.29(8)*	LJL BioSystems 1998 Directors’ Stock Option Plan and Forms of Agreements
10.31(9)	Lease between the Company and Coptech West
10.32(10)	Sublease Agreement dated September 9, 1999 by and between Medtronic, Inc. and the Registrant

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.33(10)	Lease Agreement dated May 26, 2000 by and between Aetna Life Insurance Company and the Registrant
10.34(11)	Change in Control Severance Benefit Plan
10.35(13)	Rights Agreement, dated October 25, 2001, among the Registrant and EquiServe Trust Company, N.A.
10.36*	Key Employee Agreement for Stephen Oldfield
10.37*	Key Employee Agreement for Tom O’Lenic
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
23.2	Consent of PricewaterhouseCoopers LLP, Independent Auditors

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 1998, and filed August 13, 1998.

(3)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 1998, and filed November 13, 1998.

(4)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed May 26, 1999.

(5)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-8 (File No. 333-86159), as amended.

(6)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed June 12, 2000.

(7)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 2000 and filed on November 13, 2000.

(8)	Incorporated by reference to the similarly described exhibit filed with LJL BioSystems’ Registration Statement on Form S-1 (File No. 333-43529) declared effective on March 12, 1998.

(9)	Incorporated by reference to the similarly described exhibit filed with LJL BioSystems’ Form 10-Q for the quarter ended March 31, 1998.

(10)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2000 and filed on March 30, 2001.

(11)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated March 31, 2001 and filed on May 11, 2001.

(12)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 2001 and filed on August 14, 2001.

(13)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed October 30, 2001.

*	Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     A report on Form 8-K was filed on October 30, 2001.

(c)  Exhibits

     See Item 14(a) above.

(d)  Financial Statement Schedule

     See Item 14(a) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

MOLECULAR DEVICES CORPORATION

By:	/s/ Joseph D. Keegan
Joseph D. Keegan, Ph.D. President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Joseph D. Keegan Joseph D. Keegan, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002

/s/ Timothy A. Harkness Timothy A. Harkness	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ Moshe H. Alafi Moshe H. Alafi	Director	March 29, 2002

/s/ David L. Anderson David L. Anderson	Director	March 29, 2002

/s/ A. Blaine Bowman A. Blaine Bowman	Director	March 29, 2002

/s/ Paul Goddard Paul Goddard, Ph.D.	Director	March 29, 2002

/s/ Andre F. Marion Andre F. Marion	Director	March 29, 2002

/s/ Harden M. McConnell Harden M. McConnell, Ph.D.	Director	March 29, 2002

/s/ J. Allan Waitz J. Allan Waitz, Ph.D.	Director	March 29, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Molecular Devices Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Molecular Devices Corporation and its subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. In August 2000, the Company merged with LJL BioSystems, Inc. in a transaction which was accounted for as a pooling of interests. We did not audit the consolidated financial statements of LJL BioSystems, Inc., for the years prior to fiscal 2000, which statements reflect total revenues of $9.9 million and net loss available to common stockholders of $8.1 million for the year ended December 31, 1999. Those statements were audited by other auditors whose report dated January 25, 2000, except as to Note 11, which is as of February 2, 2000, expressed an unqualified opinion on those statements, has been furnished to us, and our opinion, insofar as it relates to data included for LJL BioSystems, Inc., is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molecular Devices Corporation and its subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Palo Alto, California
January 15, 2002, except

for Note 11, as to which the date is March 1, 2002

REPORT OF PRICEWATERHOUSECOOPERS, INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of LJL BioSystems, Inc.

     In our opinion, the consolidated statement of operations, of stockholders' equity and of cash flows for the year ended December 31, 1999 of LJL BioSystems, Inc., and its subsidiary (not presented separately herein) present fairly, in all material respects, the results of operations and cash flows of LJL BioSystems, Inc. and its subsidiary for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 1999 presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which requires that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements and financial statement schedules of LJL BioSystems, Inc. for any period subsequent to December 31, 1999.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 25, 2000, except as to Note 11,
which is as of February 2, 2000

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$56,372	$41,832
Short-term investments	10,885	55,259
Accounts receivables, net of allowance for doubtful accounts of $1,148 and $561 at December 31, 2001 and 2000, respectively	23,612	27,561
Inventories	17,181	13,056
Deferred tax assets	4,015	10,816
Other current assets	2,233	5,791

Total current assets	114,298	154,315
Equipment and leasehold improvements, net	10,323	9,015
Other assets	27,740	16,703

	$152,361	$180,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,470	$4,902
Accrued compensation	3,264	4,139
Other accrued liabilities	5,571	4,285
Deferred revenue	3,571	2,488
Current portion of long-term debt	—	317

Total current liabilities	14,876	16,131
Long-term debt, net of current portion	—	269
Commitments
Stockholders’ equity:
Preferred stock, no par value, issuable in series; 3,000,000 shares authorized, no shares issued and outstanding at December 31, 2001 and 2000, respectively	—	—
Common stock, $.001 par value; 60,000,000 shares authorized; 15,487,438 and 16,331,167 shares issued and 15,481,844 and 16,331,167 shares outstanding at December 31, 2001 and 2000, respectively	15	17
Additional paid-in capital	181,233	169,820
Deferred compensation	(332)	(443)
Treasury stock, at cost; 10,000 shares	(160)	—
Accumulated deficit	(40,653)	(4,833)
Accumulated other comprehensive loss	(2,618)	(928)

Total stockholders’ equity	137,485	163,633

	$152,361	$180,033

See accompanying notes.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,

	2001	2000	1999

Revenues	$92,231	$96,035	$71,902
Cost of Revenues	35,538	35,583	26,299

Gross Profit	56,693	60,452	45,603

Operating Expenses:
Research and development	15,105	16,796	14,150
Acquired in-process research and development	12,625	—	2,037
Merger expenses	—	15,181	—
Selling, general and administrative	33,381	31,906	25,630

Total operating expenses	61,111	63,883	41,817

Income (loss) from operations	(4,418)	(3,431)	3,786
Other income, net	3,806	4,912	1,921

Income (loss) before income taxes	(612)	1,481	5,707
Income tax provision	4,625	6,415	2,056

Net Income (loss)	$(5,237)	$(4,934)	$3,651

Basic net income (loss) per share	$(0.32)	$(0.32)	$0.27

Diluted net income (loss) per share	$(0.32)	$(0.32)	$0.26

See accompanying notes.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock					Retained Earnings	Accumulated Other
			Additional Paid-In	Deferred	Treasury Stock	(Accumulated	Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Compensation	(at cost)	Deficit)	Income (Loss)	Equity

Balance at December 31, 1998	12,633,421	$13	$65,657	$(1,200)	$—	$(3,550)	$(220)	$60,700

Comprehensive income
Net income		—	—	—	—	3,651	—	3,651
Currency translation		—	—	—	—	—	(273)	(273)

Total comprehensive income								3,378

Issuance of shares of common stock in public offering, net	600,000	1	6,729	—	—	—	—	6,730
Issuance of shares of common stock for options exercised	202,397	—	1,205	—	—	—	—	1,205
Issuance of shares of common stock under Employee Stock Purchase Plan	31,755	—	529	—	—	—	—	529
Stock compensation expense		—	335	—	—	—	—	335
Tax benefits from employee stock transactions		—	816	—	—	—	—	816
Amortization of deferred stock compensation	21,248	—	—	611	—	—	—	611

Balance at December 31, 1999	13,488,821	14	75,271	(589)	—	101	(493)	74,304

Comprehensive income
Net loss		—	—	—	—	(4,934)	—	(4,934)
Currency translation		—	—	—	—	—	(435)	(435)

Total comprehensive income								(5,369)

Issuance of shares of common stock in public offering, net	2,234,000	2	79,341	—	—	—	—	79,343
Issuance of shares of common stock for options exercised	567,162	1	7,074	—	—	—	—	7,075
Issuance of shares of common stock under Employee Stock Purchase Plan	32,748	—	847	—	—	—	—	847
Stock compensation expense		—	798	—	—	—	—	798
Tax benefits from employee stock transactions		—	6,266	—	—	—	—	6,266
Deferred Compensation		—	223	(223)	—	—	—	—
Amortization of deferred stock compensation	8,436	—	—	369	—	—	—	369

Balance at December 31, 2000	16,331,167	17	169,820	(443)	—	(4,833)	(928)	163,633

Comprehensive income
Net loss		—	—	—	—	(5,237)	—	(5,237)
Currency translation		—	—	—	—	—	(1,690)	(1,690)

Total comprehensive income								(6,927)

Issuance of shares of common stock to acquire Cytion S.A.	400,000	—	7,376	—	—	—	—	7,376
Issuance of shares of common stock for options exercised	208,954	—	3,384	—	—	—	—	3,384
Issuance of shares of common stock under Employee Stock Purchase Plan	37,714	—	653	—	—	—	—	653
Issuance of shares of common stock for cashless warrant exercise	12,759	—	—	—	—	—	—	—
Repurchase of shares of common stock	(1,510,000)	—	—	—	(30,745)	—	—	(30,745)
Retirement of common stock	—	(2)	—	—	30,585	(30,583)	—	—
Amortization of deferred stock compensation	1,250	—	—	111	—	—	—	111

Balance at December 31, 2001	15,481,844	$15	$181,233	$(332)	$(160)	$(40,653)	$(2,618)	$137,485

See accompanying notes.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income (loss)	$(5,237)	$(4,934)	$3,651
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,710	2,077	1,330
Charge for acquired in-process research and development	12,625	—	2,037
Amortization of deferred compensation	111	369	611
Stock compensation expense	—	798	335
Amortization of goodwill and patents	624	314	196
Income tax benefit realized as a result of employee exercises of stock options	—	6,266	816
(Increase) decrease in assets:
Accounts receivables	3,949	(8,098)	(5,361)
Inventories	(5,069)	(2,547)	(4,768)
Deferred tax assets	942	(611)	(4,119)
Other current assets	3,639	(4,911)	88
Increase (decrease) in liabilities:
Accounts payable	(3,015)	1,033	1,125
Accrued compensation	(875)	924	497
Other accrued liabilities	1,286	1,224	(839)
Deferred revenue	1,083	956	30

Net cash provided by (used in) operating activities	13,773	(7,140)	(4,371)

Cash flows from investing activities:
Purchases of investments	(14,818)	(113,113)	(7,730)
Proceeds from sales and maturities of investments	59,192	62,421	11,488
Capital expenditures	(3,784)	(7,436)	(1,993)
Acquisitions, net of cash on hand	(10,367)	—	(7,118)
Other assets	(472)	(11,531)	(472)

Net cash provided by (used in) investing activities	29,751	(69,659)	(5,825)

Cash flows from financing activities:
Proceeds from borrowing	—	—	361
Repayment of borrowings	(586)	(282)	(429)
Issuance of long-term loans receivable to employees	—	—	(33)
Issuance of common stock	4,037	87,265	8,085
Purchase of treasury stock	(30,745)	—	—

Net cash provided by (used in) financing activities	(27,294)	86,983	7,984

Effect of exchange rate changes on cash	(1,690)	(435)	(225)

Net (decrease) increase in cash and cash equivalents	14,540	9,749	(2,437)
Cash and cash equivalents at beginning of year	41,832	32,083	34,520

Cash and cash equivalents at end of year	$56,372	$41,832	$32,083

Supplemental cash flow information:
Cash paid during the year for:
Interest	$44	$88	$90

Income taxes	$802	$4,300	$6,070

Supplemental schedule of noncash investing and financing activities:
Disposals of fully depreciated equipment and leasehold improvements	$10	$538	$108

Issuance of 400,000 shares of common stock in conjunction with the acquisition of Cytion S.A. in July 2001.	$7,374	—	—

See accompanying notes.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Molecular Devices Corporation (“Molecular Devices”), a Delaware corporation, is principally involved in the design, development, manufacture, sale and service of bioanalytical measurement systems for life sciences and drug discovery applications. The principal markets for Molecular Devices’ products include leading pharmaceutical and biotechnology companies as well as medical centers, universities, government research laboratories and other institutions throughout the world.

     Molecular Devices acquired all of the outstanding stock of LJL BioSystems, Inc. (“LJL BioSystems”) in a tax-free, stock-for-stock transaction on August 30, 2000. LJL BioSystems was also engaged in the design, development, manufacture, sale and service of bioanalytical measurement systems for life sciences and drug discovery applications. Molecular Devices has accounted for the transaction as a pooling of interests, and accordingly, the consolidated financial statements and all financial information have been restated to reflect the combined operations, financial position and cash flows of both companies for periods prior to the acquisition. (See Note 5)

     The consolidated financial statements include the accounts of Molecular Devices, its wholly owned subsidiaries in Germany, Japan, Switzerland, the United Kingdom and Norway, and LJL BioSystems. All significant intercompany balances and transactions have been eliminated.

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

Investments

     Molecular Devices’ short-term investments consist of marketable securities classified as “available-for-sale,” with maturities of one year or less at the time of purchase. Available-for-sale securities are carried at fair market value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on securities sold are based on the specific identification method and are included in the results of operations. Realized gains and losses have been historically immaterial and combined with interest income in the “other income, net” line of the consolidated statement of operations.

     Fair values of marketable securities are based on quoted market values at December 31, 2001 and 2000. At December 31, 2001, the difference between the fair value and amortized cost of marketable securities was not significant. Short-term investments consisted of $4.0 million and $10.0 million in federal government securities and $6.9 million and $45.3 million of corporate securities maturing within twelve months or less as of December 31, 2001 and 2000, respectively.

Concentration of Credit Risk

     Financial instruments, which potentially subject Molecular Devices to concentrations of credit risk, are primarily cash, cash equivalents, short-term investments, loans receivable from employees and accounts receivable. Molecular Devices deposits cash with high credit quality financial institutions. Molecular Devices’ cash equivalents and marketable securities are primarily invested in federal government agency obligations and corporate securities that have various maturities during 2002.

     Molecular Devices sells its products primarily to corporations, academic institutions, government entities and distributors within the drug discovery and life sciences research markets. Molecular Devices performs ongoing credit evaluations of its customers and generally does not require collateral. Molecular Devices maintains reserves for potential credit losses and such losses have been historically within management’s expectations. No single customer made up more than 10% of Molecular Devices' sales in any year presented.

Inventories

     Inventories are stated on a first-in, first-out basis at the lower of cost or market. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write downs may be required.

Capitalized Software Costs

     Software development costs incurred subsequent to the establishment of technological feasibility are capitalized in accordance with SFAS No. 86; “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” No amounts have been capitalized to date as costs incurred after the establishment of technological feasibility have not been material.

Equipment and Leasehold Improvements

     Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (ranging from three to five years). Leasehold improvements are amortized over the remaining term of the lease, or the life of the asset, whichever is shorter. Maintenance and repairs are expensed as incurred. Depreciation expense for the year ended December 31, 2001 was $2.6 million

Other Assets

     Other assets include intangible assets acquired in purchase business combinations (see Note 5), strategic investments in privately held companies that have been accounted for under the cost method, and license fees. In 2001, the goodwill related to the acquisitions of Skatron AS in May 1999 ($4.7 million) and Nihon Molecular Devices in January 2001 ($2.1 million) was being amortized over periods ranging from 10 to 15 years, using the straight-line method. Additionally, goodwill ($1.4 million) and patents ($1.4 million) relating to the acquisition of Cytion SA were recorded in July 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. In accordance with FAS 142, the Company will cease amortizing the goodwill (subject to an initial and subsequent annual reviews for impairment), but will continue amortizing the patents over their expected life of ten years. At December 31, 2001 and December 31, 2000, gross intangible assets were $9.6 million and $4.7 million and related accumulated amortization was $993,000 and $510,000, respectively.

Impairment of Long-Lived Assets

     Molecular Devices evaluates long-lived assets, including goodwill and investments accounted for under the cost method, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. For long-lived assets, fair value would be measured based on discounted expected cash flows. There were no long-lived assets which were considered to be impaired during any period presented.

Equity Investments

     We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20 percent and we do not have the ability to exercise significant influence over operations. When our ownership exceeds 20 percent but is less than 50 percent, the investment is accounted for under the equity method. Under the equity method, the investee’s proportionate share of net income or loss and amortization of the investee’s net excess investment over its equity in net assets is included in net income or loss. We regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the fair values. We monitor the preceding factors to identify events or circumstances which would cause us to test for other than temporary impairment and revise our assumptions for the estimated recovery of equity investments.

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

Foreign Currency Translation

     Molecular Devices translates the assets and liabilities of its foreign subsidiaries into dollars at the rates of exchange in effect at the end of the period and translates revenues and expenses using rates in effect during the period. Gains and losses from these translations are accumulated as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are immaterial and are included in the statements of operations.

Revenue Recognition and Warranty

     Molecular Devices recognizes product revenue when collectibility is reasonably assumed at the time of product shipment and transfer of title either to a customer or to a distributor and provides for estimated warranty expense at the time of sale. There are no significant customer acceptance requirements or post shipment obligations on the part of Molecular Devices. Shipping costs are charged to cost of goods sold. Amounts received prior to completion of the earnings process are recorded as customer deposits or deferred revenue, as appropriate. Service contract revenue is deferred at the time of sale and recognized ratably over the period of performance.

Advertising Costs

     Molecular Devices expenses the cost of advertising as incurred. Molecular Devices incurred advertising costs of approximately $1.2 million, $1.4 million and $1.3 million for 2001, 2000 and 1999, respectively.

Recent Technical Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (FAS 141) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. We will apply the new rules on accounting for goodwill and other intangible assets on January 1, 2002. The adoption of FAS 141 and 142 is not expected to have a significant impact on our financial position at transition. We expect that the cessation of goodwill amortization (net of related taxes) will increase reported net income by approximately $320,000 (or $0.02 per share) in 2002. We performed an impairment test of goodwill as of January 1, 2002 and will not record an impairment charge at transition. We will continue to monitor the fair value of our goodwill through the annual impairment tests.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which supersedes both Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (FAS 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121. For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. FAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike FAS 121, an impairment assessment under FAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under FAS No. 142, “Goodwill and Other Intangible Assets.” The Company is required to adopt FAS 144 in 2002. Management does not expect the adoption of FAS 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under FAS 144 is largely unchanged from FAS 121.

Per Share Data

     Basic net income per share is computed based on the weighted average number of shares of Molecular Devices’ common stock outstanding. Dilutive net income per share is computed based on the weighted average number of shares of Molecular Devices’ common stock and other dilutive securities. Dilutive securities consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method).

     Computation of diluted earnings per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2001	2000	1999

DILUTED
Weighted average common shares outstanding for the period	16,192	15,246	13,347
Common equivalent shares assuming exercise of stock options under the treasury stock method	—	—	802

Shares used in per share calculation	16,192	15,246	14,149

Net Income (loss)	$(5,237)	$(4,934)	$3,651

Net income (loss) per share	$(0.32)	$(0.32)	$0.26

     Options to purchase 103,000 shares of common stock at a weighted average per share exercise price of $31.60 were outstanding during 1999, but were not included in the computation of diluted earnings per share for that years as the options’ weighted-average exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. In 2001 and 2000, the total number of shares excluded from the calculations of diluted net loss per share was 307,000 and 1,163,000, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method.

Stock Based Compensation

     As permitted by SFAS No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” Molecular Devices applies APB Opinion 25 and related Interpretations in accounting for its Stock Option Plans and, accordingly, recognizes no compensation expense for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant. Note 7 to the Consolidated Financial Statements contains a summary of the pro forma effects on reported net income and earnings per share for each of the three years in the period ended December 31, 2001, if Molecular Devices had elected to recognize compensation cost based on the fair value of the options granted as prescribed by FAS 123.

401(k) Plan

     Molecular Devices’ 401(k) Plan (“Plan”) covers substantially all of its U.S. based employees. Under the Plan, as amended in February 2001, eligible employees may contribute up to 25% of their eligible compensation, subject to certain Internal Revenue Service restrictions. Molecular Devices began matching a portion of employee contributions in 1997, up to a maximum of 3% or $2,500, whichever is less, of each employee’s eligible compensation. The match, which is subject to board approval based on a number of factors, is effective December 31 of each year and vests over a period of four years of service. For the years ended December 31, 2001, 2000 and 1999, Molecular Devices recognized as expense and provided approximately $406,000, $270,000 and $158,000, respectively, under the Plan.

     LJL BioSystems maintained the tax deferred LJL BioSystems, Inc. 401(k) Plan, that covered all employees over twenty-one years of age whom became eligible to enroll the first day of the calendar month following their employment date. Employees were allowed to contribute up to 15% of their compensation to the 401(k) Plan on a pre-tax basis, subject to the maximum amount allowable under IRS regulations. Effective November 1, 2001, the plan was discontinued and employee account balances were merged into the Plan.

Comprehensive Income

     Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes cumulative translation adjustments from the translation of foreign subsidiaries’ financial statements, and unrealized gains and losses on available-for-sale securities, if material.

NOTE 2. BALANCE SHEET AMOUNTS

	December 31,

	2001	2000

	(In thousands)
Inventories:
Raw materials	$6,999	$4,909
Work-in-process	1,347	2,227
Finished goods and demonstration equipment	8,835	5,920

	$17,181	$13,056

Equipment and leasehold improvements:
Machinery and equipment	$14,295	$10,492
Furniture and fixtures	1,981	1,552
Leasehold improvements	5,694	5,973

	21,970	18,017
Less accumulated depreciation and amortization	11,647	9,002

Net equipment and leasehold improvements	$10,323	$9,015

Other current assets:
Prepaid insurance	$948	$49
Interest receivable	171	1,247
Taxes receivable	—	3,999
Other	1,114	496

	$2,233	$5,791

Other assets:
Equity investments in privately held companies	$12,353	$11,108
Goodwill, net	7,171	4,207
Long term deferred tax asset	5,310	—
Patents, net	1,311	—
Other	1,595	1,388

	$27,740	$16,703

Other accrued liabilities:
Accrued income tax	$1,793	$503
Warranty accrual	1,183	1,429
Sales tax payable	466	(196)
Accrued merger and acquisition related expenses	341	968
Other	1,788	1,581

	$5,571	$4,285

NOTE 3. LONG-TERM DEBT

     In February 1998, LJL BioSystems entered into an equipment financing agreement that provided a $1.3 million line of credit. The initial term of this agreement was through February 16, 1999. Amounts borrowed under this agreement bear interest at 11.08% to 12.16%. The agreement was extended twice with the latest extension expiring on December 31, 1999. In March 2001, Molecular Devices paid $571,000 in principal and interest to terminate this agreement and as of December 31, 2001, had no further debt obligation.

NOTE 4. COMMITMENTS

     Molecular Devices’ facilities are leased under noncancelable operating leases. The leases generally require payment of taxes, insurance and maintenance costs on leased facilities. Minimum annual rental commitments under these noncancelable operating leases for the years ended 2002, 2003, 2004, 2005, 2006 and thereafter, are approximately $4,734,000, $3,832,000, $3,443,000, $3,552,000 and $7,495,000, respectively.

     Net rental expense under operating leases related to facilities was approximately $2,779,000, $2,486,000 and $1,206,000, respectively, for each of the three years ended December 31, 2001, 2000 and 1999.

     Molecular Devices has a contractual commitment for the purchase of certain resale products and manufacturing components with one vendor, ending in 2002. The minimum purchase commitment is based on a set percentage of our forecasted production, and for 2002, at current prices, is approximately $1.1 million. These purchase commitments are not expected to result in a loss.

NOTE 5. ACQUISITIONS AND INVESTMENTS

Nihon Molecular Devices

     On January 5, 2001, Molecular Devices acquired all of the capital stock of Nihon Molecular Devices (NMD), its Japanese distributor, in exchange for $3.2 million in cash. The acquisition was accounted for as a purchase. As a result, NMD became a wholly-owned subsidiary of Molecular Devices. JCR Pharmaceuticals Co., Ltd. and Molecular Devices jointly established NMD in 1995 to import and sell Molecular Devices’ products in Japan. The excess of the purchase price over the identified net tangible assets of NMD ($2.1 million) has been allocated to goodwill and, during 2001, was amortized over ten years.

Cytion S.A.

     Molecular Devices believes that there are substantial market opportunities for high throughput, information-rich ion channel testing technology. In pursuit of its objective to become one of the leading providers of innovative solutions on ion channel research, on July 19, 2001, Molecular Devices acquired all of the capital stock of Cytion S.A. (Cytion) in exchange for $7.5 million in cash and 400,000 shares of Molecular Devices’ common stock valued at $7.4 million, based on the five-day average closing stock price as of July 10, 2001 announcement date. In addition, Molecular Devices assumed $581,000 of liabilities and incurred $900,000 of acquisition costs. Cytion is a Swiss developer of automated patch clamping systems. The excess of the purchase price over the identified net assets of Cytion has been allocated to goodwill, acquired in-process research and development and patents, and is being accounted for in accordance with SFAS No. 142, which is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The following is the preliminary allocation of the non-contingent purchase price (in thousands):

Acquired goodwill	$1,355
Acquired in-process research and development	12,625
Deferred taxes	(549)
Acquired patents	1,372
Net book value of acquired assets at fair value	973

Total purchase price	$15,776

     The condensed balance sheet of Cytion as of July 19, 2001 is as follows (in thousands):

July 19, 2001

Cash and cash equivalents	$1,183
Inventory	119
Other current assets	81

Total current assets	1,383
Fixed Assets, net	171

Total Assets	$1,554

Accounts payable and other accrued liabilities	$581

Stockholders’ equity	973

Total liabilities and stockholders’ equity	$1,554

     A one-time charge of $12.6 million for purchased in-process research and development expenses was recorded upon closing of the acquisition in the third quarter of 2001. The amounts allocated to in-process research and development were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The value of the projects was determined, with the assistance of an independent third-party appraiser, by estimating the costs to develop the in-process technology into commercially feasible products and estimating the present value of the net cash flows management believed would result from the products.

     The results of operations for Cytion are included in Molecular Devices’ results of operations beginning July 20, 2001.

     In connection with our acquisition of Cytion, we are potentially obligated to pay as much as $12.2 million to the selling stockholders of Cytion in the event that certain milestones are met, at various times through June 2003.

Pro Forma Results

     Unaudited pro forma consolidated results for the years ended December 31, 2001 and 2000 for Molecular Devices as if the NMD and Cytion acquisitions had been consummated January 1, 2000, excluding the charges for acquired in-process research and development, as well as the merger expenses related to the LJL BioSystems pooling in 2000, are as follows (in thousands, except per share amount):

	Years ended December 31,
	2001	2000

Revenue	$92,231	$98,883
Net income	$6,838	$6,402
Diluted net income per share	$0.41	$0.42

     The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred had the acquisition been consummated January 1, 2000, or of results which may occur in the future. In accordance with SEC Regulations, nonrecurring charges, such as the charge for acquired in-process technology resulting from the acquisition, are not reflected in the pro forma financial summary.

LJL BioSystems

     On August 30, 2000, Molecular Devices acquired all of LJL BioSystems’ outstanding stock in a tax-free, stock-for-stock transaction. LJL BioSystems’ stockholders received 0.30 of a share of Molecular Devices’ common stock for each share of LJL BioSystems’ common stock. Molecular Devices issued approximately 4.5 million shares of common stock to acquire the outstanding LJL BioSystems shares on the closing date. In addition, Molecular Devices assumed outstanding options to acquire LJL BioSystems shares, which were converted into options to acquire approximately 557,000 shares of Molecular Devices’ common stock. Molecular Devices has accounted for the transaction as a pooling of interests, and, accordingly, the consolidated financial statements and all financial information have been restated to reflect the combined operations, financial position and cash flows of both companies. During the quarter ended September 30, 2000, Molecular Devices incurred approximately $15,181,000 in merger related expenses, including transition costs, investment banking, legal and other advisory services, which were charged to operations as incurred.

     The following table summarizes the separate and combined results of operations of Molecular Devices and LJL BioSystems:

	Molecular		LJL		Pooling
	Devices		BioSystems		Adjustments	Combined

	(in thousands)
Year ended December 31, 2000
Revenues	$85,926		$10,109	(2)	$—	$96,035
Net income (loss)	(1,900	)(1)	(4,977	)(2)	1,943 (3)	(4,934)

	Molecular	LJL	Pooling
	Devices	BioSystems	Adjustments	Combined

	(in thousands)
Year ended December 31, 1999
Revenues	$61,985	$9,917	$—	$71,902
Net income (loss)	8,505 (1)	(8,138)	3,284 (3)	3,651

(1)	Includes merger and acquisition related expenses.

(2)	LJL results for 2000 are through the date of consummation of the transaction.

(3)	Represents the tax benefit derived from LJL BioSystems’ net loss position. This adjustment is based on the evaluation of a variety of factors including the combined companies’ statutory and state tax rates.

Argonex, Inc.

     In December 2000, Molecular Devices acquired a minority equity interest in Argonex, Inc., the parent company of Upstate Biotechnology, Inc. and Argonex Discovery, Ltd., for $10 million in cash. The companies also announced the launch of a ten-year strategic partnership to provide new consumable reagent kits to the high-throughput screening market. Under the partnership agreement, Molecular Devices will be the exclusive distributor of all kits co-developed by Argonex and Molecular Devices, which will be optimized to perform on Molecular Devices’ drug discovery instrumentation platforms. Upstate Biotechnology is a leading supplier of reagents to the drug discovery and life sciences research markets, with particular strength in “cell-signaling” reagents such as kinases. Molecular Devices accounts for its investment in Argonex using the cost method because Molecular Devices does not have the ability to exercise significant influence over Argonex’ operating and financial policies

Skatron Instruments AS

     On May 17, 1999, Molecular Devices acquired all of the outstanding stock of Skatron Instruments AS, a Norwegian company (“Skatron”), and certain assets from Skatron Instruments Inc., a Virginia corporation and wholly-owned subsidiary of Skatron, for a cash payment at closing of $7,118,000 (including $300,000 of acquisition related expenses). Skatron was principally involved in the design, development, manufacture and sale and service of a complete line of microwell plate washers. The acquisition was accounted for as a purchase and the total purchase price was allocated based on an independent appraisal as follows (in thousands):

Acquired developed technology and goodwill	$4,717
Acquired in-process research and development	2,037
Net book value of acquired assets and liabilities which approximate fair value	364

Total purchase price	$7,118

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

NOTE 6. STOCKHOLDERS’ EQUITY

TREASURY STOCK

     In the third and fourth quarters of 2001, Molecular Devices completed the repurchase of 1,510,000 shares of common stock. The repurchase occurred at various times throughout the period subsequent to approval of two repurchase programs by the Molecular Devices Board of Directors in July 2001 and October 2001, each allowing for the repurchase of up to 1.5 million shares. In October 2001, 1,500,000 shares were retired. As of December 31, 2001, 10,000 shares remained on Molecular Devices’ balance sheet as treasury stock, at cost.

WARRANTS

     In connection with its Series A preferred stock private placement in June 1997, LJL BioSystems issued to a placement agent two warrants to purchase a total of 65,653 shares of its Series A preferred stock (19,695 Molecular Devices equivalent shares) at an exercise price of $7.00 per share ($23.33 Molecular Devices equivalent per share price). In March 2001 the warrant was exercised on a net basis, resulting in the issuance of 12,759 shares of Molecular Devices common stock.

NOTE 7. EQUITY INCENTIVE PLANS

     Under Molecular Devices’ 1995 Stock Option Plan (“1995 Plan”), a total of 2,750,000 shares of Molecular Devices’ common stock have been reserved for issuance as either incentive or nonqualified stock options to officers, directors, employees and consultants of Molecular Devices. Option grants expire in ten years and generally become exercisable in increments over a period of four to five years from the date of grant. Options may be granted with different vesting terms from time to time.

     In September 1995, Molecular Devices established the 1995 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). Under the Directors’ Plan, Molecular Devices is authorized to grant nonqualified stock options to purchase up to 347,500 shares of common stock at the fair market value of the common shares at the date of grant. Options granted under the Directors’ Plan vest and become exercisable in three equal annual installments commencing one year from the date of the grant.

     In July 2001, Molecular Devices established the 2001 Stock Option Plan (the “2001 Plan”). Under the 2001 Plan, a total of 100,000 shares of Molecular Devices’ common stock have been reserved for issuance to employees of Molecular Devices or its affiliates who are working or residing outside of the United States and are not officers or directors of Molecular Devices. Option grants expire in twelve years and generally become exercisable in increments over a period of four to five years from the date of grant. Options may be granted with different vesting terms from time to time.

     LJL BioSystems’ stock plans included the 1994 Equity Incentive Plan (the “1994 Plan”), the 1997 Stock Plan (the “1997 Plan”), and the 1998 Directors’ Plan (the “Directors’ Plan”). Upon closing of the merger, Molecular Devices assumed all outstanding options under these plans, which were converted into options to purchase Molecular Devices common stock. Molecular Devices also assumed the shares available for grant under the 1994 and 1997 Plans to LJL BioSystems’ employees. Options granted under the 1994 Plan and 1997 Plan generally vest over a five-year period.

     In connection with an increase of 1,000,000 shares to the Molecular Devices 1995 Plan on May 24, 2001, an amendment to LJL BioSystems’ stock plans was approved to prohibit future grants under the plans and to decrease the aggregate number of shares authorized for issuance under the plan to the number of shares subject to outstanding options under the plans. In 2001, the aggregate number of shares authorized under the LJL BioSystems’ plans was decreased by 610,391 shares.

     The following table summarizes the activity under all of the Molecular Devices’ plans and LJL BioSystems’ plans on a combined basis:

	Shares		Weighted
	available for	Options	average
	future grant	outstanding	exercise price

Balance December 31, 1998	491,395	1,567,529	$11.77
Authorized	1,280,000	—
Granted	(757,291)	757,291	23.96
Exercised	—	(202,397)	5.96
Cancelled	120,641	(120,641)	16.22

Balance December 31, 1999	1,134,745	2,001,782	16.70
Authorized	242,500	—
Granted	(768,034)	765,534	52.49
Exercised	—	(577,254)	13.74
Cancelled	342,594	(342,594)	31.19

Balance December 31, 2000	951,805	1,847,468	29.89
Authorized	1,100,000	—
Granted	(884,950)	884,950	27.75
Exercised	—	(208,954)	15.43
Cancelled	298,107	(298,107)	30.48
Expired	(610,391)

Balance December 31, 2001	854,571	2,225,357	30.32

     As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” Molecular Devices applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, recognizes no compensation expense for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant. If Molecular Devices and LJL BioSystems had elected to recognize compensation cost based on the fair value of the options granted at grant date and shares issued under stock purchase plans as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

	Years ended December 31,
	2001	2000	1999

Net income (loss) as reported	$(5,237)	$(4,934)	$3,651
Pro forma	(11,789)	(9,365)	1,648
Basic net income (loss) per share as reported	(0.32)	(0.32)	0.27
Pro forma	(0.73)	(0.61)	0.12
Diluted net income (loss) per share reported	(0.32)	(0.32)	0.26
Pro forma	(0.73)	(0.61)	0.12

     The pro forma net income and net income per share disclosed above is not likely to be representative of the effects on net income and net income per share on a pro forma basis in future years, as subsequent years may include additional grants and years of vesting.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000	1999

Expected dividend yield	0%	0%	0%
Expected stock price volatility	94%	84-100%	66-90%
Risk-free interest rate	4.6%	5.48 - 5.85%	4.60 - 6.40%
Expected life of options	3.5 years	3-5 years	3-5 years

     The weighted average fair value of options granted during the year ended December 31, 2001, 2000 and 1999 was $18.05, $38.37 and $15.14, respectively.

     The following table is a summary of Molecular Devices’ outstanding and exercisable options at December 31, 2001:

	Options outstanding			Options exercisable

		Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life (Yr.)	exercise price	exercisable	exercise price

$0.33 to $3.33	29,146	4.92	$3.02	26,594	$3.01
$5.25 to $8.54	107,054	4.73	6.45	94,634	6.18
$10.62 to $14.50	198,113	6.68	13.88	162,278	14.13
$15.00 to $19.50	253,453	6.95	17.97	104,516	18.04
$21.00 to $23.54	699,083	9.42	22.82	4,222	22.96
$26.63 to $29.19	285,979	7.38	26.79	133,379	26.79
$35.25 to $39.69	123,175	8.25	38.54	35,987	38.08
$48.00 to $53.33	334,068	8.10	48.10	89,719	48.17
$74.94 to $78.75	194,086	8.93	76.48	32,547	77.09
$93.33	1,200	8.20	93.33	420	93.33

	2,225,357	8.04	30.32	684,296	24.48

     There were 684,296, 450,161 and 554,812 options exercisable under the various plans at December 31, 2001, 2000 and 1999, respectively.

Deferred Compensation

     Deferred compensation is recorded when the exercise price of an option is less than the deemed fair value of the underlying stock on the date of grant. For options granted in September 1995, Molecular Devices recognized $578,000 as deferred compensation. The deferred compensation expense was being amortized ratably over the vesting period of the options, generally 3 — 5 years. The amortization of this deferred compensation was completed during 2000.

     For options granted in 1997, LJL BioSystems recognized $772,000 as deferred compensation. On March 10, 1998, LJL BioSystems granted an option to an employee to purchase shares of common stock at a price 15% below fair market value at the date of the grant. Deferred compensation of $33,600 was recorded based on the estimated fair value of the options granted. The amortization of this deferred compensation was completed during 2000.

     During 1998, Molecular Devices granted 42,500 shares of restricted stock to certain employees. These restricted shares vested in quarterly increments from the date of grant over two years. Molecular Devices recognized $782,000 of deferred compensation for the total value of these shares on their respective dates of grant. The deferred compensation expense was recognized ratably over the two-year vesting period. The amortization of this deferred compensation was completed during 2000.

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

Employee Stock Purchase Plans

     Under the Molecular Devices’ Employee Stock Purchase Plan (the “Molecular Devices Purchase Plan”), 200,000 shares of common stock have been authorized for issuance. Shares may be purchased under the Molecular Devices Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant or purchase date. As of December 31, 2001, 44,291 shares remained available for purchase.

NOTE 8. INCOME TAXES

     The components of the provisions (benefits) for income taxes consist of the following:

	Years ended December 31,

	2001	2000	1999

	(in thousands)
Current:
Federal	$2,042	$5,498	$4,920
State	300	1,012	861
Foreign	1,340	516	394

	$3,682	$7,026	$6,175
Deferred:
Federal	1,572	(488)	(3,371)
State	(577)	(123)	(748)
Foreign	(52)	—	—

	943	(611)	(4,119)

	$4,625	$6,415	$2,056

     The provisions (benefits) for income taxes differ from the amounts computed by applying the statutory federal income tax rate to income before income taxes. The source and tax effects of the differences are as follows:

	Years ended December 31,

	2001	2000	1999

	(in thousands)
Income before provisions for income taxes	$(612)	$1,481	$5,707

Income tax at statutory federal rate (35%)	(214)	519	1,997
Non-deductible merger expenses	—	5,313	—
Non-deductible in-process research and development	4,417	—	—
State income tax, net of federal benefit	383	580	73
Net operating loss carryforwards	—	—	(90)
Foreign sales corporation	(251)	(248)	(243)
Research and development credits	(381)	—	(150)
Foreign losses not currently benefited	530	182	469
Other	141	69	—

	$4,625	$6,415	$2,056

     Foreign pretax income was $1,255,000, $308,000 and $900,000 in 2001, 2000 and 1999, respectively.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes.

	December 31,

	2001	2000

	(in thousands)
Deferred tax assets:
Deferred revenue	$1,250	$—
Non-deductible reserves	1,477	1,299
Warranty and accrued expenses	1,448	563
Net operating losses	5,954	9,177
Foreign loss carryforwards	1,307	1,298
Credits	1,277	—
Other	1,224	925
Valuation allowance	(4,612)	(2,446)

Total deferred tax assets	$9,325	$10,816

     The net valuation allowance increased by $2,166,000 and $1,577,000 during 2001 and 2000, respectively. $3,195,000 of the valuation allowance relates to stock option deductions that will be credited to equity when realized.

     As of December 31, 2001, Molecular Devices had net operating loss carryforwards for federal income tax purposes of approximately $7,882,000, which expire in the years 2010 through 2020 and federal research and development tax credits of approximately $1,906,000, which expire in the years 2012 through 2021.

     Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

NOTE 9. INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

     Molecular Devices operates in a single industry segment, and the chief operating decision maker views its operations as such: the design, development, manufacture, sale and service of bioanalytical measurement systems for drug discovery and life sciences research applications.

     Foreign subsidiaries’ operations consist of research and development, sales, service, manufacturing and distribution. Summarized data for Molecular Devices’ domestic and international operations was as follows (in thousands):

	United States		International	Adjustments and eliminations	Total

Year Ended
December 31, 2001
Revenues	$82,934		$29,490	$(20,193)	$92,231
Income (loss) from operations	(6,350	)(1)	1,925	8	(4,418)
Identifiable assets	151,848		19,601	(19,088)	152,361
Year Ended
December 31, 2000
Revenues	90,478		17,302	(11,745)	96,035
Income (loss) from operations	(3,657	)(1)	732	(506)	(3,431)
Identifiable assets	170,468		12,738	(3,173)	180,033
Year Ended
December 31, 1999
Revenues	67,585		14,984	(10,667)	71,902
Income from operations	2,890	(1)	1,209	(312)	3,786
Identifiable assets	85,641		9,117	(7,909)	86,849

(1)	Includes the write-off of acquired in-process research and development and merger and acquisition related expenses

     Molecular Devices divides their business into two product families. The Drug Discovery family includes the FLIPR, CLIPR, Cytosensor, and LJL BioSystems product lines, and related consumables. The Life Sciences Research family includes the Maxline, Threshold and Skatron product lines. Consolidated revenue from Molecular Devices’ product families was as follows (in thousands):

	Years ended December 31,

	2001	2000	1999

Drug Discovery	$43,859	$49,168	$33,177
Life Sciences Research	$48,372	$46,867	38,725

Total revenues	$92,231	$96,035	$71,902

     Sources of consolidated revenue from significant geographic regions were as follows (in thousands):

	Years ended December 31,

	2001	2000	1999

North America	$61,649	$63,477	$46,976
Europe	20,136	25,381	19,338
Rest of World	10,446	7,177	5,588

Total revenues	$92,231	$96,035	$71,902

NOTE 10. COMPARATIVE QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is as follows:

	First	Second	Third		Fourth

	(In thousands, except per share amounts)
Fiscal 2001
Revenues	$20,732	$23,981	$22,140		$25,378
Gross margin	12,756	14,648	13,487		15,802
Net income (loss)	1,644	2,435	(11,212	)(1)	1,896
Basic net income (loss) per share	0.10	0.15	(0.69)		0.12
Diluted net income (loss) per share	0.10	0.15	(0.69)		0.12
Fiscal 2000
Revenues	$20,179	$24,038	$24,341		$27,477
Gross margin	12,818	15,053	15,274		17,307
Net income (loss)	1,186	2,037	(12,395	)(2)	4,238
Basic net income (loss) per share	0.09	0.14	(0.77)		0.26
Diluted net income (loss) per share	0.08	0.13	(0.77)		0.25

(1)	Includes a charge of approximately $12.6 million for the write-off of acquired in-process research and development related to the acquisition of Cytion S.A.

(2)	Includes a charge of approximately $15.2 million of direct costs related to the LJL BioSystems merger.

NOTE 11. SUBSEQUENT EVENT

In February and March of 2002, Molecular Devices repurchased 220,000 shares of its common stock in exchange for approximately $4.5 million.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

	BALANCE	CHARGED TO		BALANCE AT END OF
DESCRIPTION	AT BEGINNING OF YEAR	COSTS	DEDUCTIONS	YEAR

Allowance for doubtful accounts receivables
for the year ended December 31, 1999:	$369	$83	$—	$452
Allowance for doubtful accounts receivables
for the year ended December 31, 2000:	$452	$161	$(52)	$561
Allowance for doubtful accounts receivables
for the year ended December 31, 2001:	$561	$597	$(10)	$1,148

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

2.1(1)	Form of Agreement and Plan of Merger between the Registrant and Molecular Devices Corporation, a California Corporation
2.2(2)	Stock and Asset Purchase Agreement, dated as of May 17, 1999, among Molecular Devices Corporation, a Delaware corporation, Helge Skare, Wiel Skare, Steinar Faanes and Sten Skare, each an individual resident in Norway, Skatron Instruments AS, a Norwegian company, and Skatron Instruments, Inc., a Virginia corporation
2.3(2)	Escrow Agreement, dated as of May 17, 1999, among Molecular Devices Corporation, a Delaware corporation, Helge Skare, Wiel Skare and Greater Bay Trust Company, as Escrow Agent
2.4(6)	Agreement and Plan of Merger and Reorganization dated as of June 7, 2000 by and among Molecular Devices Corporation, Mercury Acquisition Sub, Inc. and LJL BioSystems, Inc.
2.5(11)	Stock Purchase Agreement dated as of November 14, 2000 by and among JCR Pharmaceuticals, K.K. and Molecular Devices Corporation
2.6(12)	Stock Purchase Agreement dated as of July 6, 2001 by and among Molecular Devices, Cytion S.A., Jean-Pierre Rosat (as agent for the stockholders of Cytion) and each of the stockholders of Cytion.
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant
3.2(1)	Bylaws of the Registrant
3.3	Certificate of Amendment to Certificate of Incorporation
4.1(1)	Specimen Certificate of Common Stock of Registrant
10.1(1)*	1988 Stock Option Plan
10.2(1)*	Form of Incentive Stock Option under the 1988 Stock Option Plan
10.3(1)*	Form of Supplemental Stock Option under the 1988 Stock Option Plan
10.4*	1995 Employee Stock Purchase Plan
10.6(1)*	Form of Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Stock Option Plan
10.8(1)*	Form of Incentive Stock Option under the 1995 Stock Option Plan
10.9(1)*	Form of Nonstatutory Stock Option under the 1995 Stock Option Plan
10.10(1)*	Form of Early Exercise Stock Purchase Agreement under the 1995 Stock Option Plan
10.11(1)*	Form of Indemnity Agreement between the Registrant and its Directors and Executive Officers
10.19(2)*	Key Employee Agreement for Joseph D. Keegan dated March 11, 1998, as amended
10.20(3)	Exclusive License and Technical Support Agreement dated August 28, 1998 by and between the Registrant and Affymax
10.21(3)*	Employee Offer Letter for Tim Harkness
10.23(3)*	Employee Offer Letter for John Senaldi
10.24(5)*	1995 Non-Employee Director’s Stock Option Plan, as amended
10.25(5)*	1995 Stock Option Plan, as amended
10.26(7)*	Employee Offer Letter for Patricia Sharp
10.27(8)*	LJL BioSystems 1994 Equity Incentive Plan and Forms of Agreements
10.28(8)*	LJL BioSystems 1997 Stock Plan and Forms of Agreements
10.29(8)*	LJL BioSystems 1998 Directors’ Stock Option Plan and Forms of Agreements
10.31(9)	Lease between the Company and Coptech West
10.32(10)	Sublease Agreement dated September 9, 1999 by and between Medtronic, Inc. and the Registrant
10.33(10)	Lease Agreement dated May 26, 2000 by and between Aetna Life Insurance Company and the Registrant
10.34(11)	Change in Control Severance Benefit Plan
10.35(13)	Rights Agreement, dated October 25, 2001, among the Registrant and EquiServe Trust Company, N.A.
10.36*	Key Employee Agreement for Stephen Oldfield
10.37*	Key Employee Agreement for Tom O’Lenic
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

23.2	Consent of PricewaterhouseCoopers LLP, Independent Auditors

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 1998, and filed August 13, 1998.

(3)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 1998, and filed November 13, 1998.

(4)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed May 26, 1999.

(5)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-8 (File No. 333-86159), as amended.

(6)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed June 12, 2000.

(7)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 2000 and filed on November 13, 2000.

(8)	Incorporated by reference to the similarly described exhibit filed with LJL BioSystems’ Registration Statement on Form S-1 (File No. 333-43529) declared effective on March 12, 1998.

(9)	Incorporated by reference to the similarly described exhibit filed with LJL BioSystems’ Form 10-Q for the quarter ended March 31, 1998.

(10)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2000 and filed on March 30, 2001.

(11)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated March 31, 2001 and filed on May 11, 2001.

(12)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 2001 and filed on August 14, 2001.

(13)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed October 30, 2001.

*	Management contract or compensatory plan or arrangement.