Form 10-Q
period 2002-03-31
MOLECULAR DEVICES CORP
filed 2002-05-15
CIK 1003113

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 0-27316

Molecular Devices Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-2914362

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES  [X]    NO  [   ]

As of May 13, 2002, 15,284,573 shares of the Registrant’s Common Stock were outstanding.

MOLECULAR DEVICES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2002	2001 (1)

	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$52,440	$56,372
Short-term investments	11,901	10,885
Accounts receivable, net	21,547	23,612
Inventories	17,019	17,181
Deferred tax asset	3,296	4,015
Other current assets	2,205	2,233

Total current assets	108,408	114,298
Equipment and leasehold improvements, net	10,470	10,323
Goodwill	7,171	7,171
Intangible and other assets	20,590	20,569

	$146,639	$152,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,385	$2,470
Accrued liabilities	6,795	8,835
Deferred revenue	3,192	3,571
Total current liabilities	12,372	14,876
Stockholders’ equity:
Preferred stock, $.001 par value; 3,000,000 shares authorized, no shares issued or outstanding at March 31, 2002 and December 31, 2001, respectively	—	—
Common stock, $.001 par value; 60,000,000 shares authorized; 15,519,480 and 15,487,438 shares issued and 15,279,435 and 15,481,844 shares outstanding at March 31, 2002 and December 31, 2001, respectively	15	15
Additional paid-in capital	181,361	181,233
Deferred compensation	(305)	(332)
Treasury stock, at cost; 230,000 and 10,000 shares at March 31, 2002 and December 31, 2001, respectively	(4,632)	(160)
Accumulated deficit	(39,930)	(40,653)
Accumulated other comprehensive loss	(2,242)	(2,618)

Total stockholders’ equity	134,267	137,485

	$146,639	$152,361

(1)	Derived from the Company’s audited financial statements as of December 31, 2001, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The accompanying notes are an integral part of these statements.

MOLECULAR DEVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,

	2002	2001

REVENUES	$20,625	$20,732
COST OF REVENUES	8,050	7,976

GROSS PROFIT	12,575	12,756

OPERATING EXPENSES:
Research and development	4,121	3,635
Selling, general and administrative	7,584	7,773

Total operating expenses	11,705	11,408

INCOME FROM OPERATIONS	870	1,348
Other income, net	296	1,325

INCOME BEFORE INCOME TAXES	1,166	2,673
Income tax provision	(443)	(1,029)

NET INCOME	$723	$1,644

BASIC NET INCOME PER SHARE	$0.05	$0.10

DILUTED NET INCOME PER SHARE	$0.05	$0.10

SHARES USED IN COMPUTING BASIC NET INCOME PER SHARE	15,432	16,454

SHARES USED IN COMPUTING DILUTED NET INCOME PER SHARE	15,576	17,207

The accompanying notes are an integral part of these statements.

MOLECULAR DEVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$723	$1,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	876	641
Amortization of deferred compensation	27	27
Amortization of goodwill and patents	47	141
(Increase) decrease in assets:
Accounts receivable	2,065	4,356
Inventories	(9)	(5,074)
Deferred tax asset	719	1,030
Other current assets	28	319
Increase (decrease) in liabilities:
Accounts payable	(85)	520
Accrued liabilities	(2,040)	(2,420)
Deferred revenue	(379)	(316)

Net cash provided by operating activities	1,972	868

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(5,981)	(6,914)
Proceeds from sales and maturities of short-term investments	4,965	41,562
Capital expenditures	(852)	(956)
Acquisition of Nihon Molecular Devices	—	(3,150)
Other assets	(68)	(586)

Net cash provided by (used in) investing activities	(1,936)	29,956

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	—	(586)
Issuance of common stock, net	128	2,990
Purchase of treasury stock	(4,472)	—

Net cash provided by (used in) financing activities	(4,344)	2,404

EFFECT OF EXCHANGE RATE CHANGES ON CASH	376	(822)
Net increase (decrease) in cash and cash equivalents	(3,932)	32,406
Cash and cash equivalents at beginning of period	56,372	41,832

Cash and cash equivalents at end of period	$52,440	$74,238

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

Molecular Devices acquired all of the outstanding capital stock of Nihon Molecular Devices (“NMD”), its Japanese distributor, on January 5, 2001 for $3.2 million in cash. Molecular Devices has accounted for the transaction as a purchase, and all financial information related to 2001 includes the results of both companies since the date of acquisition.

On July 19, 2001, Molecular Devices acquired all of the outstanding capital stock of Cytion S.A (“Cytion”). Cytion develops systems designed to analyze ion channels through the electrophysiological technique of automated patch clamping. The aggregate purchase price paid at closing for the capital stock of Cytion was $15.8 million, including $7.5 million in cash, the fair value of 400,000 shares of Molecular Devices common stock valued at $7.4 million, and acquisition related expenses of $900,000. Molecular Devices funded the cash portion of the purchase price from working capital. The acquisition was accounted for using the purchase method of accounting. Molecular Devices currently intends to maintain Cytion as a wholly-owned subsidiary located in Switzerland.

The condensed consolidated financial statements included herein have been prepared in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001, included in the Molecular Devices Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on April 1, 2002.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

Note 2.   Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which supersedes both Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (FAS 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121. For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. FAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike FAS 121, an impairment assessment under FAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under FAS No. 142, “Goodwill and Other Intangible Assets.” The Company has adopted FAS 144 and the adoption of FAS 144 for long-lived assets held for use did not have a material impact on the Company’s financial statements because the impairment assessment under FAS 144 is largely unchanged from FAS 121.

Note 3.   Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 specifies criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchases price allocable to an assembled workforce may not be accounted for separately. FAS 142 requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with FAS 142. Molecular Devices has no intangible assets with indefinite useful lives. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Molecular Devices adopted the provisions of FAS 141 immediately, and FAS 142 effective January 1, 2002.

FAS 141 required, upon adoption of FAS 142, Molecular Devices to evaluate existing intangible assets and goodwill that were acquired in a purchase business combination prior to June 30, 2001, and make any necessary reclassifications to conform to the new criteria in FAS 141. Molecular Devices did not reclassify any intangibles to goodwill on January 1, 2002 as a result of this evaluation.

Upon adoption of FAS 142, Molecular Devices reassessed the useful lives and residual values of all intangible assets (excluding goodwill) acquired in purchase business combinations. No adjustments to amortization periods were necessary.

In connection with the transitional goodwill impairment evaluation, the adoption of FAS 142 requires Molecular Devices to assess whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, Molecular Devices identified its reporting units as of January 1, 2002. Molecular Devices has determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Molecular Devices has up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exits that the reporting unit’s goodwill may be impaired and Molecular Devices must perform the second step of the transitional impairment test. In the second step, Molecular Devices must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with FAS 141, to its carrying amount, both of which will be measured as of January 1, 2002. This second step must be completed as soon as possible, but no later than December 31, 2002. Molecular Devices will recognize any transitional impairment loss as the cumulative effect of a change in accounting principle. Molecular Devices is currently working on determining the fair value of each reporting unit. Based upon a review to date, Molecular Devices does not anticipate any transitional impairment losses.

In addition, Molecular Devices must perform an impairment test at least annually. Any impairment loss from the annual test will be recognized as part of operations.

A reconciliation of reported net income to adjusted net income, as if FAS 142 had been implemented as of January 1, 2001, is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,

	2002	2001

Reported net income	$723	$1,644
Add back: Goodwill amortization	—	80

Adjusted net income	$723	$1,724

Basic earnings per share:
Reported net income	$0.05	$0.10
Goodwill amortization	—	—

Adjusted Net Income	$0.05	$0.10

Diluted earnings per share:
Reported net income	$0.05	$0.10
Goodwill amortization	—	—

Adjusted net income	$0.05	$0.10

Intangible assets subject to amortization consisted of the following (in thousands):

	March 31, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Patents	$1,372	$95	$1,277	$1,372	$61	$1,311

Aggregate amortization expense is as follows (in thousands):
For the three months ended March 31, 2002 (reported)					$34
For the remaining nine months in the year ended December 31, 2002 (estimated)					$102
For the year ended December 31, 2002 (estimated)					$136
For the year ended December 31, 2003 (estimated)					$136
For the year ended December 31, 2004 (estimated)					$136
For the year ended December 31, 2005 (estimated)					$136
For the year ended December 31, 2006 (estimated)					$136
For the year ended December 31, 2007 (estimated)					$136

There was no change in the carrying value of goodwill by reporting unit.

Note 4.   Comprehensive Income

Statement of Financial Accounting Standards No. 130 requires unrealized gains or losses on Molecular Devices’ short-term investments and the cumulative effect of Molecular Devices’ foreign currency translation adjustments, which are reported in stockholders’ equity, to be included in other comprehensive income. Comprehensive income, net of tax, was approximately $1.0 million and $1.1 million for the three-month periods ended March 31, 2002 and 2001, respectively. The differences from reported net income are made up almost entirely of changes in accumulated foreign currency translation.

Note 5.   Cash Equivalents and Short-Term Investments

Molecular Devices considers all highly liquid investments in debt securities with a remaining maturity from the date of purchase of 90 days or less to be cash equivalents. Cash equivalents consist of money market funds and corporate debt securities and U.S. government debt instruments. As of March 31, 2002, Molecular Devices’ short-term investments included obligations of $2.0 million of governmental agencies and $9.9 million of corporate debt securities with original maturities ranging between 3 and 12 months. By policy, Molecular Devices limits concentration of credit risk by diversifying its investments among a variety of high credit-quality issuers. All cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities are carried at amortized cost, which approximated fair value at March 31, 2002. Material unrealized gains and losses, if any, are reported in stockholders’ equity and included in other comprehensive income. Fair value is estimated based on available market information. The cost of securities sold is based on the specific identification method. For the three months ended March 31, 2002, gross realized gains and losses on available-for-sale securities were immaterial.

Note 6.   Inventories

Inventories consist of (in thousands):

	March 31, 2002	December 31, 2001

	(unaudited)
Finished goods	$8,609	$8,835
Work in process	1,643	1,347
Raw materials and subassemblies	6,767	6,999

	$17,019	$17,181

Note 7.   Stock Repurchase

In the first quarter of 2002, Molecular Devices completed the repurchase of 220,000 shares of common stock. The repurchase occurred at various times throughout the quarter subsequent to approval of the repurchase plan by the Molecular Devices Board of Directors in October 2001, allowing for the repurchase of up to 1.5 million shares. As of March 31, 2002, 230,000 shares remained on Molecular Devices’ balance sheet as treasury stock, at cost.

Note 8.   Net Income Per Share

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

	Three Months Ended
	March 31,

	2002	2001

Net Income	$723	$1,644

Denominator for basic earnings per share — weighted average common shares outstanding	15,432	16,454
Effect of dilutive securities — employee stock options	144	753

Denominator for diluted earnings per share — weighted average common shares outstanding plus dilutive securities	15,576	17,207

BASIC NET INCOME PER SHARE	$0.05	$0.10

DILUTED NET INCOME PER SHARE	$0.05	$0.10

Note 9.   Legal Proceedings

On April 16, 2002, Caliper Technologies Corp. filed a patent infringement lawsuit against us alleging that our IMAP and reagent assay kits infringe a U.S. patent held by Caliper. We believe that none of our products infringes any claim of the Caliper patent and intend to vigorously defend the lawsuit. On May 8, 2002, we filed an answer and counter-claim to Caliper’s lawsuit denying all allegations of infringement, setting forth certain affirmative defenses and making a counter-claim for declaratory relief that, among other things, we are not infringing and have not infringed any valid and enforceable claim of the Caliper patent and that the Caliper patent is invalid. IMAP products represented less than 1% of our revenues for the first quarter of 2002 and are expected to represent less than 1% of our anticipated revenues for the full year of 2002. Accordingly, based on both our assessment of the lack of merit to the lawsuit and the anticipated immateriality of our IMAP product sales, we believe the patent infringement lawsuit will not be material to Molecular Devices.

MOLECULAR DEVICES CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains “forward-looking statements.” For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, those discussed below and under the caption “Factors that May Affect Future Results,” as well as those identified in the Molecular Devices Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on April 1, 2002.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001 contained in the Molecular Devices Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on April 1, 2002, including in particular the discussion of Critical Accounting Policies included therein. The results for the first three months of 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2002 AND 2001

REVENUES. Revenues for the first quarter of 2002 were $20.6 million, down $107,000 as compared to the first quarter of 2001. The Drug Discovery product family experienced a decline in revenues of 21% compared with the first quarter of 2001, while the Life Sciences Research product family generated a 23% increase in revenues compared with the first quarter of 2001. The Drug Discovery products, which include cell analysis and HTS systems, consist of Molecular Devices’ FLIPR®, CLIPR, Analyst and Cytosensor systems. The Life Sciences Research products, which include benchtop detection and liquid handling products, consist of Molecular Devices’ Maxline™, Skatron and Threshold® products. Drug Discovery revenues decreased primarily due to continued weak demand for the high-end high-throughput systems. Life Sciences Research revenues increased primarily due to the strong sales of our FLEXstation™ product and Maxline product line.

GROSS MARGIN. Gross margin decreased to 61% in the first quarter of 2002 as compared to 61.5% in the first quarter of 2001 due to negative manufacturing overhead variances associated with lower sales volumes.

RESEARCH AND DEVELOPMENT. Research and development expenses for the first quarter of 2002 increased by 13.4% to $4.1 million (20.0% of revenues) from $3.6 million (17.5% of revenues) for the first quarter of 2001. The increased spending for the period was primarily the result of research and development expenses related to Cytion S.A., which was acquired in the third quarter of 2001.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the first quarter of 2002 were essentially flat at $7.6 million (36.8% of revenues) as compared to the first quarter of 2001 amount of $7.8 million (37.5% of revenues). The small decrease related to increased cost controls and the absence of amortization of goodwill in accordance with the implementation of FAS 142.

On January 1, 2002, we adopted FAS 142, “Goodwill and Other Intangible Assets.” In accordance with FAS 142, we discontinued the amortization of goodwill. This resulted in an increase in reported net income of approximately $80,000, net of tax, (or less than $0.01 per share) in the first quarter of 2002 as compared to the accounting prior to the adoption of FAS 142. We performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge at transition. We will continue to monitor the carrying value of our goodwill through the annual impairment tests. See also Note 3, “Goodwill and Intangible Assets” in the Notes to Condensed Consolidated Financial Statements.

OTHER INCOME (NET). Net other income decreased to $296,000 in the first quarter of 2002 as compared to $1.3 million in the same period of 2001. The decrease in other income generated in the first quarter of 2002 was due to lower average cash and short-term investment balances and the significant decline in interest rates compared to the first quarter of 2001. The lower average cash balances result principally from a share repurchase plan under which we have repurchased over 1.7 million shares of our common stock, and our acquisition of Cytion S.A.

INCOME TAX PROVISION. We recorded an income tax provision of $443,000 in the first quarter of 2002 as compared to $1.0 million in the same period of 2001. The tax provision for the first quarter of 2002 was based on an effective tax rate of 38.0%, down from 38.5% in the first quarter of 2001. The improved rate is mainly the result of the utilization of loss carry forwards in foreign tax jurisdictions.

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on the Company’s historical experiences combined with management’s understanding of current facts and circumstances. Certain of the Company’s accounting policies are considered critical as they are both important to the portrayal of the Company’s financial condition and results and require significant or complex judgment on the part of management. For our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002. There have been no changes in any of our accounting policies since December 31, 2001.

Liquidity and Capital Resources

We had cash, cash equivalents and short-term investments of approximately $64.3 million at March 31, 2002 compared to $67.3 million at December 31, 2001. Operating activities in the first three months of 2002 provided approximately $2.0 million of cash primarily due to decreased accounts receivable and the use of deferred tax assets, as offset by a decrease in accrued liabilities. In the first three months of 2001, operating activities provided $868,000 of cash primarily due to decreases in accounts receivable and deferred tax assets, offset by an increase in inventory and decreased accrued liabilities. Approximately $1.9 million of cash was used by investing activities in the first three months of 2002, primarily due to $1.0 million of net short-term investment purchases and $852,000 of capital expenditures related to various computer and software related projects. In the first three months of 2001, investing activities provided $30.0 million, primarily due to the net maturities of short-term investments, as offset by $900,000 of capital expenditures. In the first three months of 2002, financing activities used $4.3 million, primarily due to the repurchase of 220,000 shares of our common stock, as offset by the issuance of common stock related to the exercise of stock options by employees. In the first three months of 2001, financing activities provided $2.4 million of cash due to option exercises throughout the period, offset by $586,000 used to pay off all remaining debt. Our ability to generate our anticipated cash flow from operations is subject to the risks and uncertainties discussed below under “Factors That May Affect Future Results”, including in particular variations in the amount of time it takes for us to sell our products and collect accounts receivable and the timing of customer orders, competition, risks associated with the pharmaceutical and biotechnology industries, supplier or manufacturing problems or delays and risks associated with past and potential future acquisitions.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:

•	the progress of our research and development;

•	the number and scope of our research programs;

•	market acceptance and demand for our products;

•	the costs that may be involved in enforcing our patent claims and other intellectual property rights;

•	potential acquisition and technology licensing opportunities;

•	the costs associated with repurchasing shares of our common stock;

•	manufacturing capacity requirements; and

•	the costs of expanding our sales, marketing and distribution capabilities both in the United States and abroad.

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

The capital spending policies of our customers have a significant effect on the demand for our products. Those policies are based on a wide variety of factors, including resources available to make purchases, spending priorities and policies regarding capital expenditures during industry downturns or recessionary periods. Any decrease in capital spending by our customers resulting from any of these factors could harm our business.

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

The life sciences instrumentation market is characterized by rapid technological change and frequent new product introductions. Over 76% of our revenues in 2001 were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing them. Any significant delay in releasing new systems could adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.

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

There may be third-party patents that relate to our technology or potential products. A third party has asserted and additional third parties may in the future assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s proprietary rights. Further, any legal action against us could, in addition to subjecting us to potential liability for damages, prohibit us from selling our products before we obtain a license to do so from the party owning the intellectual property, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

On April 16, 2002, Caliper Technologies Corp. filed a patent infringement lawsuit against us alleging that our IMAP and reagent assay kits infringe a U.S. patent held by Caliper. We believe that none of our products infringes any claim of the Caliper patent and intend to vigorously defend the lawsuit.

On May 8, 2002, we filed an answer and counter-claim to Caliper’s lawsuit denying all allegations of infringement, setting forth certain affirmative defenses and making a counter-claim for declaratory relief that, among other things, we are not infringing and have not infringed any valid and enforceable claim of the Caliper patent and that the Caliper patent is invalid. However, we can not assure you that we will prevail in the Caliper lawsuit or that, even if we prevail, that defending the lawsuit will not consure substantial financial and management resources.

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

Our product sales depend in part upon manufacturing yields. We currently have limited manufacturing capacity and experience variability in manufacturing yields. We are currently manufacturing high- throughput instruments in-house, in limited volumes and with largely manual assembly. If demand for our high-throughput instruments increases, we will either need to expand our in-house manufacturing capabilities or outsource to other manufacturers. If we fail to deliver our products in a timely manner, our relationships with our customers could be seriously harmed, and revenues would decline.

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

In 2001 approximately 5% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. In January 2001, we acquired our Japanese distributor, Nihon Molecular Devices. As a result, we are providing direct sales and service support to customers in this substantial market. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a materially adverse affect on our business, financial condition and results of operations.

If we do not successfully develop and commercialize new products through Cytion, we will have incurred significant costs that may harm our business.

We expect that our research and development costs will increase as a result of the acquisition of Cytion S.A. Achieving the benefits of the acquisition of Cytion will depend in part on our ability to develop new products through Cytion in a timely and efficient manner. Failure to develop new products in a timely and efficient manner, or at all, may prevent us from offering first-to-market products in the electrophysiology market segment. As a result, we may lose customers and our business and results of operations may be harmed. We have made an investment in, and obtained exclusive world-wide rights to commercialize the high-throughput patch clamp system products of, Essen Instruments, Inc. While we believe that Cytion’s technology complements the high-throughput patch clamp system products of Essen Instruments, we cannot assure you that the acquisition of Cytion will be complementary to the Essen products. Our ability to successfully develop products through Cytion will depend in part on the retention of key personnel, particularly technical personnel. We cannot assure you that we will be able to retain the key personnel or that the anticipated benefits of their expertise will be realized. Further, successful product development may place a significant burden on our existing management and our internal resources, which could have a materially adverse effect on our business, financial condition and operating results. Finally, the market price of Molecular Devices’ common stock could decline as a result of the acquisition if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial analysts or investors.

If we choose to acquire additional new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business or technology in a cost-effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, from time to time we have acquired complementary businesses, products or technologies instead of developing them ourselves and we may choose to do so in the future. We do not know if we will be able to complete any additional acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. In addition, any amortization of goodwill or other assets or charges resulting from the costs of acquisitions could harm our business and operating results.

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

All of our sales to international distributors are denominated in U.S. dollars. All of our direct sales in the United Kingdom, Germany, France, Japan and Canada are denominated in local currencies and totaled $28.9 million (31% of total revenues) in 2001. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Historically, foreign exchange gains and losses have been immaterial to our results of operations. However, we cannot predict whether these gains and losses will continue to be immaterial, particularly as we increase our direct sales outside North America. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not engage in foreign currency hedging transactions currently, but plan to in the future.

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

The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. Over the last twelve months, our stock price has ranged from $15.50 to $49.99. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition, merger in which we are not the surviving company or changes in our management. For example, our certificate of incorporation gives our board of directors the authority to issue shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, as the terms of the preferred stock that might be issued could potentially prohibit our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. The issuance of preferred stock could also have a dilutive effect on our stockholders. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination involving us. Further, in October 2001, our Board of Directors

adopted a stockholder rights plan, commonly known as a “poison pill.” The provisions described above and our poison pill could limit the price that investors might be willing to pay in the future for our common stock.

Our actual results could differ materially from those anticipated in our forward-looking statements.

This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. When used in this report, you can identify forward-looking statements by terminology such as “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and the negative of these terms or other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of many factors, including those set forth here under “Factors That May Affect Future Results” and elsewhere in this report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in interest rates and foreign currency exchange rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. A discussion of our accounting policies for financial instruments and further disclosures relating to financial institutions is included in the Summary of Significant Accounting Policies note in the Notes to Consolidated Financial Statements included in the Molecular Devices Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash equivalents and short-term investments. We invest our excess cash primarily in demand deposits with United States banks and money market accounts and short-term securities. These securities, consisting of $2.0 million of U.S. government agency securities and $9.9 million of commercial paper, are carried at market value, which approximate cost, typically mature or are redeemable within 90 to 360 days and bear minimal valuation risk. We have not experienced any significant losses on these investments.

We are exposed to changes in exchange rates primarily in the United Kingdom, Germany, Japan and Canada, where we sell direct in local currencies. All export sales, with the exception of sales into Canada, are denominated in U.S. dollars and bear no exchange rate risk. However, a strengthening of the U.S. dollar could make our products less competitive in overseas markets. Gains and losses resulting from foreign currency transactions in Canada have historically been immaterial. Translation gains and losses related to our foreign subsidiaries in the United Kingdom, Germany, Japan, Switzerland and Norway are accumulated as a separate component of stockholders’ equity. Those gains and losses have historically been immaterial.

MOLECULAR DEVICES CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 16, 2002, Caliper Technologies Corp. filed a patent infringement lawsuit against us alleging that our IMAP and reagent assay kits infringe a U.S. patent held by Caliper. We believe that none of our products infringes any claim of the Caliper patent and intend to vigorously defend the lawsuit. On May 8, 2002, we filed an answer and counter-claim to Caliper’s lawsuit denying all allegations of infringement, setting forth certain affirmative defenses and making a counter-claim for declaratory relief that, among other things, we are not infringing and have not infringed any valid and enforceable claim of the Caliper patent and that the Caliper patent is invalid. IMAP products represented less than 1% of our revenues for the first quarter of 2002 and are expected to represent less than 1% of our anticipated revenues for the full year of 2002. Accordingly, based on both our assessment of the lack of merit to the lawsuit and the anticipated immateriality of our IMAP product sales, we believe the patent infringement lawsuit will not be material to Molecular Devices.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In 2000, we entered into an employment arrangement with Patricia Sharp pursuant to which we are obligated to issue an aggregate of up to 2,500 shares of our common stock over a period of two years to Ms. Sharp in exchange for services rendered. As a result of this arrangement, we issued shares of our common stock to this officer as indicated below in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

	Number of Shares	Date of Issue

Ms. Sharp	313	March 5, 2002

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLECULAR DEVICES CORPORATION

By:	/s/ Timothy A. Harkness Vice President, Finance and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

Date:	May 14, 2002