Form 10-Q
period 2002-06-30
MOLECULAR DEVICES CORP
filed 2002-08-14
CIK 1003113

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

YES [X]      NO [   ]

As of August 13, 2002, 15,331,904 shares of the Registrant’s Common Stock were outstanding.

MOLECULAR DEVICES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

INDEX

		PAGE
		NUMBER

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2002 and December 31, 2001	3
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three and Six Months Ended June 30, 2002 and 2001	4
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30, 2002 and 2001	5
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	24
PART II.	OTHER INFORMATION
	ITEM 1. LEGAL PROCEEDINGS	25
	ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	25
	ITEM 3. DEFAULTS UPON SENIOR SECURITIES	25
	ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25
	ITEM 5. OTHER INFORMATION	26
	ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	26
SIGNATURE		26

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2002	2001 (1)

	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$31,116	$56,372
Short-term investments	13,256	10,885
Accounts receivable, net	25,102	23,612
Inventories	17,105	17,181
Deferred tax asset	2,274	4,015
Other current assets	2,223	2,233

Total current assets	91,076	114,298
Equipment and leasehold improvements, net	11,686	10,323
Goodwill	26,017	7,171
Intangible and other assets	22,892	20,569

	$151,671	$152,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,864	$2,470
Accrued liabilities	6,928	8,835
Deferred revenue	3,735	3,571

Total current liabilities	13,527	14,876
Stockholders’ equity:
Preferred stock, $.001 par value; 3,000,000 shares authorized, no shares issued or outstanding at June 30, 2002 and December 31, 2001, respectively	—	—
Common stock, $.001 par value; 60,000,000 shares authorized; 15,529,987 and 15,487,438 shares issued and 15,289,942 and 15,481,844 shares outstanding at June 30, 2002 and December 31, 2001, respectively	15	15
Additional paid-in capital	181,937	181,233
Deferred compensation	(277)	(332)
Treasury Stock, at cost; 240,045 and 10,000 shares at June 30, 2002 and December 31, 2001, respectively	(4,632)	(160)
Accumulated deficit	(38,250)	(40,653)
Accumulated other comprehensive loss	(649)	(2,618)

Total stockholders’ equity	138,144	137,485

	$151,671	$152,361

(1)	Derived from the Company’s audited financial statements as of December 31, 2001, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The accompanying notes are an integral part of these statements.

MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

REVENUES	$25,440	$23,982	$46,066	$44,714
COST OF REVENUES	10,455	9,334	18,506	17,309

GROSS MARGIN	14,985	14,648	27,560	27,405

OPERATING EXPENSES:
Research and development	4,368	3,507	8,489	7,142
Selling, general and administrative	8,395	8,411	15,979	16,184

Total operating expenses	12,763	11,918	24,468	23,326

INCOME FROM OPERATIONS	2,222	2,730	3,092	4,079
Other income, net	487	1,229	783	2,554

INCOME BEFORE INCOME TAXES	2,709	3,959	3,875	6,633
Income tax provision	(1,029)	(1,524)	(1,472)	(2,554)

NET INCOME	$1,680	$2,435	$2,403	$4,079

BASIC NET INCOME PER SHARE	$0.11	$0.15	$0.16	$0.25

DILUTED NET INCOME PER SHARE	$0.11	$0.15	$0.16	$0.24

SHARES USED IN COMPUTING BASIC NET INCOME PER SHARE	15,303	16,547	15,367	16,501

SHARES USED IN COMPUTING DILUTED NET INCOME PER SHARE	15,414	16,751	15,492	17,052

The accompanying notes are an integral part of these statements.

MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,403	$4,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,931	1,283
Amortization of deferred compensation	55	55
Amortization of goodwill and intangible assets	94	282
(Increase) decrease in assets:
Accounts receivable	620	2,977
Inventories	908	(5,015)
Deferred tax asset	1,741	2,539
Other current assets	211	2,928
Increase (decrease) in liabilities:
Accounts payable	(128)	(1,115)
Accrued liabilities	(3,229)	(3,548)
Deferred revenue	99	(329)

Net cash provided by operating activities	4,705	4,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(10,291)	(6,914)
Proceeds from sales and maturities of short-term investments	7,920	43,889
Capital expenditures	(1,616)	(1,837)
Acquisitions, net of cash required	(22,927)	(3,150)
Other assets	(78)	(776)

Net cash provided by (used in) investing activities	(26,992)	31,212

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	—	(586)
Issuance of common stock, net	704	3,537
Purchase of treasury stock	(4,472)	—

Net cash provided by (used in) financing activities	(3,768)	2,951

EFFECT OF EXCHANGE RATE CHANGES ON CASH	799	(797)
Net increase (decrease) in cash and cash equivalents	(25,256)	37,502
Cash and cash equivalents at beginning of period	56,372	41,832

Cash and cash equivalents at end of period	$31,116	$79,334

The accompanying notes are an integral part of these statements.

MOLECULAR DEVICES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Description of Business and Basis of Presentation

Molecular Devices Corporation, a Delaware corporation, is principally involved in the design, development, manufacture, sale and service of bioanalytical measurement systems for life sciences and drug discovery applications. The principal markets for Molecular Devices’ products include leading pharmaceutical and biotechnology companies as well as medical centers, universities, government research laboratories and other institutions throughout the world. In this Quarterly Report, “Molecular Devices”, “the Company”, “we”, “our”, or “us” refers to Molecular Devices Corporation and its subsidiaries, unless the context requires otherwise.

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

The unaudited condensed consolidated financial statements include the accounts of Molecular Devices and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements contained herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

Note 2. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

SFAS 142 became effective at the beginning of the fiscal year ending December 31, 2002, and, accordingly, Molecular Devices ceased amortizing goodwill as of the beginning of fiscal 2002. Molecular Devices also performed the initial goodwill impairment test and did not note impairment indicators. Impairment tests are required to be performed annually and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. Molecular Devices reassessed the useful lives of all other purchased intangible assets. No adjustments to amortization periods were deemed necessary.

The following table presents the impact of adoption of SFAS 142 had the standard been in effect for the three and six months ended June 30, 2001 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net income	$1,680	$2,435	$2,402	$4,079
Add back: Goodwill amortization	—	80	—	160

Adjusted net income	$1,680	$2,515	$2,402	$4,239

Basic earnings per share:
Reported net income	$0.11	$0.15	$0.16	$0.25
Goodwill amortization	—	0.00	—	0.01

Adjusted Net Income	$0.11	$0.15	$0.16	$0.26

Diluted earnings per share:
Reported net income	$0.11	$0.15	$0.16	$0.24
Goodwill amortization	—	0.00	—	0.01

Adjusted net income	$0.11	$0.15	$0.16	$0.25

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS 121. We adopted SFAS 144 as of January 1, 2002. Adoption of SFAS 144 did not have an impact on our results of operations or financial position.

Note 3. Goodwill and Purchased Intangible Assets

The changes in goodwill during the six months ended June 30, 2002 were as follows (in thousands):

	December 31,			June 30,
	2001	Acquired	Adjustments	2002

Skatron Instruments AS	$3,892	$—	$—	$3,892
Nihon Molecular Devices Corporation	1,924	—	—	1,924
Cytion SA	1,355	—	—	1,355
Universal Imaging Corporation	—	18,846	—	18,846

Total	$7,171	$18,846	$—	$26,017

Purchased intangible assets not subject to amortization are comprised of trade name, valued at $707,000 as of June 30, 2002 and $0 at December 31, 2001.

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Patents	$1,372	$129	$1,243	$1,372	$61	$1,311
Acquired developed technology	1,468	—	1,468	—	—	—

The estimated future amortization expense of purchased intangible assets as of June 30, 2002 was as follows (in thousands):

Fiscal Year	Amount

2002 (remaining six months)	$142
2003	284
2004	284
2005	284
2006	284
2007	284
Thereafter	1,141

Total	$2,703

Note 4. Business Combinations

On June 1, 2002, Molecular Devices acquired all of the capital stock of Universal Imaging Corporation (“UIC”) pursuant to a Stock Purchase Agreement, in exchange for $22 million in cash. In addition, Molecular Devices incurred $1.2 million of acquisition costs. As a result of the acquisition, UIC became a wholly owned subsidiary of Molecular Devices and its results of operations are included in the consolidated financial statements from the date of acquisition. The acquisition expands Molecular Devices’ portfolio of novel tools for cell analysis to include MetaMorph™, cellular imaging software widely used in life sciences research, and the Discovery-1 screening system for drug discovery. The excess of the purchase price over the identified net assets of UIC has been allocated to goodwill, tradename and developed technology as follows (in thousands):

Acquired goodwill	$18,846
Acquired developed technology (amortized over ten years)	1,468
Acquired tradename	707
Net book value of acquired assets and liabilities which approximate fair value	2,179

Total purchase price	$23,200

The acquired goodwill value is primarily based on the complimentary technology that is expected to strengthen Molecular Devices’ position as a leading provider of solutions for cell based assays and addresses the demands of the market for cellular and sub-cellular imaging.

Pro forma consolidated results for the three and six months ended June 30, 2002 and 2001 for Molecular Devices as if the acquisition had been consummated January 1, 2001 were as follows (in thousands, except per share amount):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue	$27,414	$25,861	$51,052	$49,451
Net income	1,682	1,403	2,618	2,571
Diluted net income per share	$0.11	$0.08	$0.17	$0.15

The pro forma information does not purport to be indicative of the results that actually would have occurred had the acquisition been consummated January 1, 2001, or of the results which may occur in the future.

Note 5. Comprehensive Income

Comprehensive income, net of tax, was approximately $2.7 million and $2.5 million for the three-month periods ended June 30, 2002 and 2001, respectively. Comprehensive income, net of tax, was approximately $3.6 million for each of the six-month periods ended June 30, 2002 and 2001. The differences between reported net income and comprehensive income are principally comprised of changes in accumulated foreign currency translation, which is recorded in stockholders’ equity.

Note 6. Cash Equivalents and Short-Term Investments

Molecular Devices considers all highly liquid investments in debt securities with a remaining maturity from the date of purchase of 90 days or less to be cash equivalents. As of June 30, 2002, Molecular Devices’ cash and cash equivalents was $31.1 million. Cash equivalents consist of money market funds, corporate debt securities and U.S. government debt instruments.

As of June 30, 2002, Molecular Devices’ short-term investments included obligations of $3.1 million of governmental agencies and $10.2 million of corporate debt securities with original maturities ranging between 3 and 12 months. By policy, Molecular Devices limits concentration of credit risk by diversifying its investments among a variety of high credit-quality issuers. All cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities are carried at amortized cost, which approximated fair value at June 30, 2002. Material unrealized gains and losses, if any, are reported in stockholders’ equity and included in other comprehensive income. Fair value is estimated based on available market information. The cost of securities sold is based on the specific identification method. For the three and six months ended June 30, 2002, gross realized gains and losses on available-for-sale securities were immaterial.

Note 7. Inventories

Inventories consist of (in thousands):

	June 30, 2002	December 31, 2001

Finished goods	$8,887	$8,835
Work in process	1,899	1,347
Raw materials and subassemblies	6,319	6,999

	$17,105	$17,181

Note 8. Stock Repurchase

In the first quarter of 2002, Molecular Devices completed the repurchase of 220,000 shares of common stock. The repurchase occurred at various times throughout the quarter subsequent to approval of the repurchase plan by the Molecular Devices Board of Directors in October 2001, allowing for the repurchase of up to 1.5 million shares. As of June 30, 2002, Molecular Devices held a total of 240,045 shares of treasury stock, at cost.

Note 9. Net Income Per Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$1,680	$2,435	$2,402	$4,079

Denominator for basic EPS — weighted average common shares outstanding	15,303	16,547	15,367	16,501
Effect of dilutive securities — employee stock options	111	204	125	551

Denominator for diluted EPS — weighted average common shares outstanding plus dilutive securities	15,414	16,751	15,492	17,052

BASIC NET INCOME PER SHARE	$0.11	$0.15	$0.16	$0.25

DILUTED NET INCOME PER SHARE	$0.11	$0.15	$0.16	$0.24

Note 10. Legal Proceedings

On April 16, 2002, Caliper Technologies Corp. filed a patent infringement lawsuit against the Company alleging that our IMAP and reagent assay kits infringe a U.S. patent held by Caliper. We believe that none of our products infringes any claim of the Caliper patent and intend to vigorously defend the lawsuit. On May 8, 2002, we filed an answer and counter-claim to Caliper’s lawsuit denying all allegations of infringement, setting forth certain affirmative defenses and making a counter-claim for declaratory relief that, among other things, we are not infringing and have not infringed any valid and enforceable claim of the Caliper patent and that the Caliper patent is invalid. IMAP products represented less than 1% of our revenues for the first six months of 2002 and are expected to represent less than 1% of our anticipated revenues for the full year of 2002. Accordingly, based on both our assessment of the lack of merit to the lawsuit and the anticipated immateriality of our IMAP product sales, we believe the patent infringement lawsuit will not be material to Molecular Devices.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001 contained in the Molecular Devices Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on April 1, 2002, including in particular the discussion of Critical Accounting Policies included therein. The results for the first six months of 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES. Revenues for the second quarter of 2002 were $25.4 million, an increase of $1.5 million, or 6%, as compared to the second quarter of 2001. Revenues for the first six months of 2002 increased $1.4 million, or 3%, to $46.1 million from $44.7 million in the same period last year. The Drug Discovery product family experienced an increase in revenues of 19% compared with the second quarter of 2001, while the Life Sciences Research product family generated a 4% decrease in revenues compared with the second quarter of 2001. For the first six months of 2002, the Drug Discovery product family experienced a decline of 1% when compared to the first six months of 2001, while the Life Sciences Research product family generated a 7% increase when compared to the first six months of 2001. The Drug Discovery product family, which includes cell analysis and HTS systems, consists of Molecular Devices’ FLIPR®, CLIPR, Analyst, Discovery-1 and Cytosensor systems. The Life Sciences Research product family, which includes bench top detection and liquid handling products, consists of Molecular Devices’ Maxline™, Skatron, MetaMorph™ and Threshold® products. Drug Discovery revenues increased in the second quarter of 2002 primarily due to our largest single FLIPR order ever, which contributed less than 10% of total revenues for the quarter. Life Sciences Research revenues decreased in the second quarter of 2002 primarily due to a decline in the volume of Maxline reader sales, particularly in the large pharmaceutical customer base. Life Sciences Research revenues increased in the first six months of 2002 due to the growth of our FLEXstation revenues.

GROSS MARGIN. Gross margin decreased to 59% in the second quarter of 2002 and 60% for the six months ended June 30, 2002 as compared to 61% in the second quarter of 2001 and 61% for the six months ended June 30, 2001. The decreased margin for both periods was due to special pricing on the significant FLIPR order.

RESEARCH AND DEVELOPMENT. Research and development expenses for the second quarter of 2002 increased by 24% to $4.4 million (17.2% of revenues) from $3.5 million (14.6% of revenues) for the second quarter of 2001. Research and development expenses for the first six months of 2002 increased by 18.9% to $8.5 million (18.4% of revenues) from $7.1 million (16.0% of revenues) for the first six months of 2001. The increased spending for the periods was primarily the result of research and development expenses related to Cytion S.A., which we acquired in the third quarter of 2001.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the second quarter of 2002 were flat at $8.4 million (33.0% of revenues) as compared to the second quarter of 2001, which was 35.1% of revenues. Selling, general and administrative expenses for the first six months of 2002 were also flat at $16.0 million (34.7% of revenues) as compared to the first six months of 2001, which was 36.2% of revenues.

OTHER INCOME (NET). Net other income decreased to $487,000 in the second quarter of 2002 as compared to $1.2 million in the same period of 2001. Net other income decreased to $783,000 in the first six months of 2002 as compared to $2.6 million in the same period of 2001. The decrease in net other income in both periods was primarily due to lower interest income as a result of lower average cash and short-term investment balances and the significant decline in interest rates compared to the second quarter of 2001. The lower average cash balances resulted principally from a share repurchase plan under which we have repurchased over 1.7 million shares of our common stock and our acquisitions of Cytion S.A. and Universal Imaging Corporation.

INCOME TAX PROVISION. We recorded an income tax provision of $1.0 million in the second quarter of 2002 as compared to $1.5 million in the same period of 2001. We recorded an income tax provision of $1.5 million for the first six months of 2002 as compared to $2.6 million in the same period of 2001. The tax provision for the second quarter and first six months of 2002 was based on an effective tax rate of 38.0%, down from 38.5% in the same periods of 2001. The improved rate is mainly the result of the utilization of loss carry forwards in certain foreign tax jurisdictions.

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on the Company’s historical experiences combined with management’s understanding of current facts and circumstances. Certain of the Company’s accounting policies are considered critical as they are both important to the portrayal of the Company’s financial condition and results and require significant or complex judgment on the part of management. For our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002. There have been no changes in any of our accounting policies since December 31, 2001, other than the adoption of SFAS 142, as described in the notes to the financial statements in Part 1 — Item 1 of this report.

Liquidity and Capital Resources

We had cash, cash equivalents and short-term investments of approximately $44.4 million at June 30, 2002 compared to $67.3 million at December 31, 2001. Operating activities in the first six months of 2002 provided approximately $3.7 million of cash primarily due to net income and the use of deferred tax assets, as offset by a decrease in accrued liabilities. In the first six months of 2001, operating activities provided $4.1 million of cash primarily due to decreases in accounts receivable and deferred tax assets, offset by an increase in inventory and decreased accrued liabilities. $27.1 million of cash was used in investing activities in the first six months of 2002, primarily due to $22.0 million spent to acquire Universal Imaging Corporation, $2.4 million of net purchases of short-term investments and $1.7 million of capital expenditures related to various computer and software related projects. In the first six months of 2001, investing activities provided $31.2 million, primarily due to the net maturities of short-term investments, as offset by $3.2 million to acquire Nihon Molecular Devices and $1.8 million of capital expenditures. In the first six months of 2002, financing activities used $3.8 million, primarily due to the repurchase of 220,000 shares of our common stock, as offset by the proceeds from the issuance of common stock under the employee stock plans. In the first six months of 2001, financing activities provided $3.0 million of cash received upon issuance of common stock under the employee stock plans, offset by $586,000 used to pay off all remaining debt. Our ability to generate our anticipated cash flow from operations is subject to the risks and uncertainties discussed below under “Factors That May Affect Future Results”, including in particular variations in the amount of time it takes for us to sell our products and collect accounts receivable and the timing of customer orders, competition, risks associated with the pharmaceutical and biotechnology industries, supplier or manufacturing problems or delays and risks associated with past and potential future acquisitions.

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

The timing of capital equipment purchases by customers is expected to be uneven and difficult to predict. Many of our products represent significant capital purchases for our customers. The list prices for our instruments range from $5,000 to $494,500. Accordingly, our customers generally take a relatively long time to evaluate our products, and a significant portion of our revenues is typically derived from sales of a small number of relatively high-priced products. Purchases are generally made by purchase orders and not long-term contracts. Delays in receipt of anticipated orders for our relatively high priced products could lead to substantial variability in results of operations from quarter to quarter. Furthermore, we have historically received purchase orders and made a significant portion of each quarter’s product shipments near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could have a materially adverse affect on results of operations for that quarter.

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

In the first six months of 2002 approximately 7% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. In January 2001, we acquired our Japanese distributor, Nihon Molecular Devices. As a result, we are providing direct sales and service support to customers in this substantial market. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a materially adverse affect on our business, financial condition and results of operations.

If we do not successfully develop and commercialize new products, we will have incurred significant costs that may harm our business.

Our research and development costs have increased as a result of the acquisition of Cytion S.A. Achieving the benefits of the acquisition of Cytion will depend in part on our ability to develop new products, including those developed through Cytion, in a timely and efficient manner. Failure to develop new products in a timely and efficient manner, or at all, may prevent us from offering first-to-market products in the electrophysiology market segment. As a result, we may lose customers and our business and results of operations may be harmed. We have made an investment in, and obtained exclusive world-wide rights to commercialize the high-throughput patch clamp system products of, Essen Instruments, Inc. While we believe that Cytion’s technology complements the high-throughput patch clamp system products of Essen Instruments, we cannot assure you that the acquisition of Cytion will be complementary to the Essen products. Our ability to successfully develop products through Cytion will depend in part on the retention of key personnel, particularly technical personnel. We cannot assure you that we will be able to retain the key personnel or that the anticipated benefits of their expertise will be realized. Further, successful product development may place a significant burden on our existing management and our internal resources, which could have a materially adverse effect on our business, financial condition and operating results. Finally, the market price of Molecular Devices’ common stock could decline as a result of the acquisition if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial analysts or investors.

If we choose to acquire additional new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business or technology in a cost-effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, from time to time we have acquired complementary businesses, products or technologies instead of developing them ourselves and we may choose to do so in the future. For example, in June 2002 we acquired Universal Imaging Corporation. We do not know if we will be able to complete any additional acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. In addition, any impairment of goodwill and amortization of other intangible assets or charges resulting from the costs of acquisitions could harm our business and operating results.

If we do not successfully manufacture, promote, sell and service UIC’s products, develop new products and retain UIC’s customer relationships and key employees, we may fail to achieve the expected benefits of the acquisition of UIC.

Achieving the benefits of the acquisition of UIC will depend in part on our ability to continue to successfully manufacture, promote, sell and service UIC’s products and develop new products and product features in a timely and efficient manner. Our failure to do so could have a materially adverse effect on the combined company’s business, financial condition and results of operations. In addition, if customer relationships are disrupted by the acquisition of UIC, UIC’s sales could decline or we could lose customers of UIC. In addition, customers of UIC may not continue their prior buying patterns following the acquisition. Any significant delay or reduction in orders for UIC’s products could have a materially adverse effect on the combined company’s business, financial condition and results of operations. Finally, the failure to integrate UIC into our operations and retain UIC’s key employees could diminish the benefits of the acquisition. Achieving the benefits of the acquisition will depend on part on the successful integration and coordination of Molecular Devices’ and UIC’s operations and personnel in a timely and efficient manner. We cannot assure you that we will be able to retain UIC’s key employees or that the anticipated benefits of their expertise, experience and capabilities will be realized. Molecular Devices may incur unanticipated costs if integrating UIC’s operations and key employees is difficult or unsuccessful. We do not know whether Molecular Devices will be successful in these integration efforts and cannot assure you that we will realize the expected benefits of the acquisition.

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

We maintain facilities in Norway, the United Kingdom, Germany, Japan and Switzerland, and sales to customers outside the U.S. have accounted for approximately 36% of our revenues in the first six months of 2002. We anticipate that international sales will continue to account for a significant portion of our revenues.

All of our sales to international distributors are denominated in U.S. dollars. All of our direct sales in the United Kingdom, Germany, France, Japan and Canada are denominated in local currencies and totaled $28.9 million (31% of total revenues) in 2001. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Historically, foreign exchange gains and losses have been immaterial to our results of operations. However, we cannot predict whether these gains and losses will continue to be immaterial, particularly as we increase our direct sales outside North America. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not engage in foreign currency hedging transactions currently, but may consider developing a hedging program in the future.

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

The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. Over the last twelve months, our closing stock price has ranged from $9.95 to $25.42. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

The market price of our common stock will likely fluctuate in response to a number of factors, including the following:

•	our failure to meet our the performance estimates or those developed by securities analysts;

•	changes in financial estimates of our revenues and operating results or buy/sell recommendations by securities analysts;

•	the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof; and

•	general stock market conditions, other economic or external factors.

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

Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash equivalents and short-term investments. We invest our excess cash primarily in demand deposits with United States banks and money market accounts and short-term securities. These securities, consisting of $3.1 million of U.S. government agency securities and $10.2 million of commercial paper, are carried at market value, which approximate cost, typically mature or are redeemable within 90 to 360 days and bear minimal valuation risk. We have not experienced any significant losses on these investments.

We are exposed to changes in exchange rates primarily in the United Kingdom, Germany, Japan and Canada, where we sell direct in local currencies. Further, a strengthening of the U.S. dollar could make our products less competitive in overseas markets, as most of our costs are incurred in the U.S. dollar. Translation gains and losses related to our foreign subsidiaries in the United Kingdom, Germany, Japan, Switzerland and Norway are accumulated as a separate component of stockholders’ equity.

MOLECULAR DEVICES CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 16, 2002, Caliper Technologies Corp. filed a patent infringement lawsuit against us alleging that our IMAP and reagent assay kits infringe a U.S. patent held by Caliper. We believe that none of our products infringes any claim of the Caliper patent and intend to vigorously defend the lawsuit. On May 8, 2002, we filed an answer and counter-claim to Caliper’s lawsuit denying all allegations of infringement, setting forth certain affirmative defenses and making a counter-claim for declaratory relief that, among other things, we are not infringing and have not infringed any valid and enforceable claim of the Caliper patent and that the Caliper patent is invalid. IMAP products represented less than 1% of our revenues for the first half of 2002 and are expected to represent less than 1% of our anticipated revenues for the full year of 2002. Accordingly, based on both our assessment of the lack of merit to the lawsuit and the anticipated immateriality of our IMAP product sales, we believe the patent infringement lawsuit will not be material to Molecular Devices.

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

	Number of Shares	Date of Issue

Ms. Sharp	312	June 5, 2002

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2002, the 2002 Annual Meeting of Stockholders was held at our corporate offices in Sunnyvale, California. During this meeting the following matters were voted upon:

(a)	Election of directors to hold office until the next annual meeting of stockholders:

	For	Authority Withheld

Joseph D. Keegan, Ph.D.	9,300,319	2,152,990
Moshe H. Alafi	9,652,148	1,801,161
David L. Anderson	11,408,773	44,536
A. Blaine Bowman	11,408,760	44,549
Paul Goddard, Ph.D.	6,509,613	4,943,696
André F. Marion	11,408,760	44,549
Harden M. McConnell, Ph.D.	11,271,260	182,049
J. Allan Waitz, Ph.D.	11,408,760	44,549

(b)	Approval of the 1995 Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance by 500,000 shares:

For	Against	Abstain

10,277,064	1,164,410	11,834

(c)	Approval of the 1995 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance by 200,000:

For	Against	Abstain

11,043,350	400,147	9,811

(d)	Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2002:

For	Against	Abstain

10,981,266	461,405	10,637

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description of Exhibit

99.1(1)	Certification by the Chief Executive Officer and the Chief Financial Officer of Molecular Devices as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. Section 1350, as adopted) (the Sarbanes-Oxley Act of 2002), dated August 13, 2002.

(b)	Reports on Form 8-K

A report on Form 8-K was filed on June 12, 2002, and an Amended Form 8-K was filed on August 9, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLECULAR DEVICES CORPORATION

By:	/s/ Timothy A. Harkness

Vice President, Finance and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

Date:	August 14, 2002

(1)	The certification attached as Exhibit 99.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.