Form 10-Q
period 2002-09-30
MOLECULAR DEVICES CORP
filed 2002-11-15
CIK 1003113

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-27316

Molecular Devices Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2914362 (I.R.S. Employer Identification No.)

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

YES [X]      NO [   ]

As of November 13, 2002, 15,318,149 shares of the Registrant’s Common Stock were outstanding.

MOLECULAR DEVICES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2002	2001(1)

	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$41,447	$56,372
Short-term investments	9,670	10,885
Accounts receivable, net	21,911	23,612
Inventories	17,163	17,181
Deferred tax assets	1,770	4,015
Other current assets	1,700	2,233

Total current assets	93,661	114,298
Equipment and leasehold improvements, net	11,474	10,323
Goodwill	26,017	7,171
Intangible and other assets	23,105	20,569

	$154,257	$152,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,194	$2,470
Accrued liabilities	8,551	8,835
Deferred revenue	3,366	3,571

Total current liabilities	15,111	14,876
Stockholders’ equity:
Preferred stock, $.001 par value; 3,000,000 shares authorized, no shares issued or outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, $.001 par value; 60,000,000 shares authorized; 15,559,905 and 15,487,438 shares issued and 15,317,607 and 15,481,844 shares outstanding at September 30, 2002 and December 31, 2001, respectively	15	15
Additional paid-in capital	181,995	181,233
Deferred compensation	(258)	(332)
Treasury stock, at cost; 242,298 and 10,000 shares at September 30, 2002 and December 31, 2001, respectively	(4,632)	(160)
Accumulated deficit	(36,455)	(40,653)
Accumulated other comprehensive loss	(1,519)	(2,618)

Total stockholders’ equity	139,146	137,485

	$154,257	$152,361

(1)	Derived from the Company’s audited financial statements as of December 31, 2001, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The accompanying notes are an integral part of these statements.

MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES	$25,907	$22,140	$71,972	$66,854
COST OF REVENUES	10,373	8,653	28,879	25,963

GROSS MARGIN	15,534	13,487	43,093	40,891

OPERATING EXPENSES:
Research and development	4,612	3,738	13,101	10,880
Acquired in-process research and development	—	12,625	—	12,625
Selling, general and administrative	9,084	8,183	25,063	24,368

Total operating expenses	13,696	24,546	38,164	47,873

INCOME (LOSS) FROM OPERATIONS	1,838	(11,059)	4,929	(6,982)
Other income, net	461	732	1,244	3,286

INCOME (LOSS) BEFORE INCOME TAXES	2,299	(10,327)	6,173	(3,696)
Income tax provision	(504)	(884)	(1,975)	(3,438)

NET INCOME (LOSS)	$1,795	$(11,211)	$4,198	$(7,134)

BASIC NET INCOME (LOSS) PER SHARE	$0.12	$(0.69)	$0.27	$(0.43)

DILUTED NET INCOME (LOSS) PER SHARE	$0.12	$(0.69)	$0.27	$(0.43)

SHARES USED IN COMPUTING BASIC NET INCOME (LOSS) PER SHARE	15,318	16,323	15,354	16,441

SHARES USED IN COMPUTING DILUTED NET INCOME (LOSS) PER SHARE	15,381	16,323	15,455	16,441

The accompanying notes are an integral part of these statements.

MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,198	$(7,134)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,828	1,973
Write-off of acquired in-process research and development	—	12,625
Amortization of deferred compensation	74	83
Amortization of goodwill and patents	185	451
(Increase) decrease in assets:
Accounts receivable	3,834	5,346
Inventories	638	(5,030)
Deferred tax assets	2,245	3,422
Other current assets	738	2,747
Increase (decrease) in liabilities:
Accounts payable	198	(3,044)
Accrued liabilities	(1,604)	(3,370)
Deferred revenue	(280)	(130)

Net cash provided by operating activities	13,054	7,939

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(14,638)	(11,851)
Proceeds from sales and maturities of short-term investments	15,853	48,220
Capital expenditures	(2,070)	(3,039)
Acquisitions, net	(22,927)	(10,367)
Other assets	(380)	(577)

Net cash provided by (used in) investing activities	(24,162)	22,386

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	—	(586)
Issuance of common stock	762	3,612
Purchase of treasury stock	(4,472)	(30,586)

Net cash used in financing activities	(3,710)	(27,560)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(107)	(151)
Net increase (decrease) in cash and cash equivalents	(14,925)	2,614
Cash and cash equivalents at beginning of period	56,372	41,832

Cash and cash equivalents at end of period	$41,447	$44,446

The accompanying notes are an integral part of these statements.

MOLECULAR DEVICES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Decription of Business and Basis of Presentation

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

The unaudited condensed consolidated financial statements include the accounts of Molecular Devices and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements contained herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

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

SFAS 142 was effective as of the beginning of the fiscal year ending December 31, 2002 and, accordingly, Molecular Devices ceased amortizing goodwill as of the beginning of fiscal 2002. Molecular Devices also performed the initial goodwill impairment test and did not note impairment indicators. Impairment tests are required to be performed annually and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. Molecular Devices reassessed the useful lives of all other purchased intangible assets. No adjustments to amortization periods were deemed necessary.

The following table presents the impact of adoption of SFAS 142 had the standard been in effect for the three and nine months ended September 30, 2001 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income (loss)	$1,795	$(11,211)	$4,198	$(7,134)
Add back: Goodwill amortization	—	80	—	240

Adjusted net income (loss)	$1,795	$(11,131)	$4,198	$(6,894)

Basic earnings per share:
Reported net income (loss)	$0.12	$(0.69)	$0.27	$(0.43)
Goodwill amortization	—	—	—	0.01

Adjusted net income (loss)	$0.12	$(0.69)	$0.27	$(0.42)

Diluted earnings per share:
Reported net income (loss)	$0.12	$(0.69)	$0.27	$(0.43)
Goodwill amortization	—	—	—	0.01

Adjusted net income (loss)	$0.12	$(0.69)	$0.27	$(0.42)

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS 121. We adopted SFAS 144 as of January 1, 2002. The adoption of SFAS 144 did not have an impact on our results of operations or financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that the initial liability for costs associated with exit and disposal activities be measured at fair value and prohibits the recognition of a liability based solely on an entity’s commitment to a plan. The provisions of SFAS 146 are effective for exit and disposal activities initiated after December 31, 2002. We do not believe that the adoption of SFAS 146 will have a material impact on our financial position or results of operations.

Note 3. Goodwill and Purchased Intangible Assets

The changes in goodwill during the nine months ended September 30, 2002 were as follows (in thousands):

	December 31,			September 30,
	2001	Acquired	Adjustments	2002

Skatron Instruments AS	$3,892	$—	$—	$3,892
Nihon Molecular Devices Corporation	1,924	—	—	1,924
Cytion SA	1,355	—	—	1,355
Universal Imaging Corporation	—	18,846	—	18,846

Total	$7,171	$18,846	$—	$26,017

Purchased intangible assets not subject to amortization are comprised of tradename, valued at $707,000 as of September 30, 2002 and $0 at December 31, 2001.

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	September 30, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Patents	$1,372	$164	$1,208	$1,372	$61	$1,311
Developed technology	1,468	37	1,431	—	—	—

Total	$2,840	$201	$2,639	$1,372	$61	$1,311

The estimated future amortization expense of purchased intangible assets as of September 30, 2002 was as follows (in thousands):

Fiscal Year	Amount

2002 (remaining three months)	$71
2003	284
2004	284
2005	284
2006	284
2007	284
Thereafter	1,148

Total	$2,639

Note 4. Business Combinations

On June 1, 2002, Molecular Devices acquired Universal Imaging Corporation (“UIC”) pursuant to a Stock Purchase Agreement, in exchange for $22 million in cash. In addition, Molecular Devices incurred $1.2 million of acquisition costs. As a result of the acquisition, UIC became a wholly-owned subsidiary of Molecular Devices. The acquisition expands Molecular Devices’ portfolio of novel tools for cell analysis to include MetaMorph™, cellular imaging software widely used in life sciences research, and the Discovery-1 screening system for drug discovery. The excess of the purchase price over the identified net assets of UIC has been allocated to goodwill, tradename and developed technology as follows (in thousands):

Acquired goodwill	$18,846
Acquired developed technology (amortized over ten years)	1,468
Acquired tradename	707
Net book value of acquired assets and liabilities which approximate fair value	2,179

Total purchase price	$23,200

Pro forma consolidated results of operations for the three and nine months ended September 30, 2002 and 2001 for Molecular Devices as if the acquisition had been consummated January 1, 2001 were as follows (in thousands, except per share amount):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$25,907	$24,818	$76,958	$74,269
Net income (loss)	1,795	(11,035)	4,433	(6,895)
Diluted net income (loss) per share	$0.12	$(0.68)	$0.29	$(0.42)

The pro forma information does not purport to be indicative of the results that actually would have occurred had the acquisition been consummated January 1, 2001, or of the results which may occur in the future.

Note 5. Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, was approximately $1.2 million and ($10.8) million for the three-month periods ended September 30, 2002 and 2001, respectively. Comprehensive income (loss), net of tax, was approximately $4.9 million and ($7.2) million for the nine-month periods ended September 30, 2002 and 2001, respectively. The differences between reported net income (loss) and comprehensive income (loss) are principally comprised of changes in accumulated foreign currency translation, which is recorded in stockholders’ equity.

Note 6. Cash Equivalents and Short-Term Investments

Molecular Devices considers all highly liquid investments in debt securities with a remaining maturity from the date of purchase of 90 days or less to be cash equivalents. As of September 30, 2002, Molecular Devices’ cash and cash equivalents was $41.4 million. Cash equivalents consist of money market funds, corporate debt securities and U.S. government debt instruments.

As of September 30, 2002, Molecular Devices’ short-term investments included obligations of $5.7 million of governmental agencies and $4.0 million of corporate debt securities with original maturities ranging between 3 and 12 months. By policy, Molecular Devices limits concentration of credit risk by diversifying its investments among a variety of high credit-quality issuers. All cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities are carried at amortized cost, which approximated fair value at September 30, 2002. Material unrealized gains and losses, if any, are reported in stockholders’ equity and included in other comprehensive income (loss). Fair value is estimated based on available market information. The cost of securities sold is based on the specific identification method. For the three and nine months ended September 30, 2002 and September 30, 2001, gross realized gains and losses on available-for-sale securities were immaterial.

Note 7. Inventories

Inventories consist of (in thousands):

	September 30, 2002	December 31, 2001

	(unaudited)
Finished goods	$8,881	$8,835
Work-in-process	1,832	1,347
Raw materials and subassemblies	6,450	6,999

	$17,163	$17,181

Note 8. Stock Repurchase

In the first quarter of 2002, Molecular Devices completed the repurchase of 220,000 shares of common stock. The repurchase occurred at various times throughout the quarter subsequent to approval of the repurchase plan by the Molecular Devices Board of Directors in October 2001, allowing for the repurchase of up to 1.5 million shares. As of September 30, 2002, 240,045 shares remained on Molecular Devices’ balance sheet as treasury stock, at cost.

Note 9. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from outstanding stock options (using the treasury stock method), when dilutive. Computation of earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$1,795	$(11,211)	$4,198	$(7,134)

Denominator for basic EPS — weighted average common shares outstanding	15,318	16,323	15,354	16,441
Effect of dilutive securities — employee stock options	63	—	101	—

Denominator for diluted EPS — weighted average common shares outstanding plus dilutive securities	15,381	16,323	15,455	16,441

BASIC NET INCOME (LOSS) PER SHARE	$0.12	$(0.69)	$0.27	$(0.43)

DILUTED NET INCOME (LOSS) PER SHARE	$0.12	$(0.69)	$0.27	$(0.43)

For the three and nine months ended September 30, 2001, the total number of shares excluded from the calculations of diluted net loss per share was 165,000 and 482,000, respectively, as the options’ weighted-average exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Note 10. Legal Proceedings

On April 16, 2002, Caliper Technologies Corp. (“Caliper”) filed a patent infringement lawsuit against us alleging that our IMAP and reagent assay kits infringe a U.S. patent held by Caliper. We believe that none of our products infringes any claim of the Caliper patent. On May 8, 2002, we filed an answer and counter-claim to Caliper’s lawsuit denying all allegations of infringement, setting forth certain affirmative defenses and making a counter-claim for declaratory relief that, among other things, we are not infringing and have not infringed any valid and enforceable claim of the Caliper patent and that the Caliper patent is invalid. IMAP products represented less than 1% of our revenues for the first nine months of 2002 and are expected to represent less than 1% of our anticipated revenues for the full year of 2002. Accordingly, based on both our assessment of the lack of merit to the lawsuit and the anticipated immateriality of our IMAP product sales, we believe that any outcome of the patent infringement lawsuit will not have a material effect on the results of operations or financial condition of Molecular Devices.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001 contained in the Molecular Devices Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on April 1, 2002, including in particular the discussion of Critical Accounting Policies included therein. The results for the first nine months of 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES. Revenues for the third quarter of 2002 were $25.9 million, an increase of $3.8 million, or 17%, as compared to the third quarter of 2001. Revenues for the first nine months of 2002 increased $5.1 million, or 8%, to $72.0 million from $66.9 million in the same period last year. Molecular Devices’ revenues are split into two product families. The Drug Discovery product family, which includes cell analysis and HTS systems, consists of Molecular Devices’ IonWorks™ HT, FLIPR®, CLIPR, Analyst, Discovery-1 and Cytosensor systems. The Life Sciences Research product family, which includes bench top detection and liquid handling products, consists of Molecular Devices’ Maxline™, Skatron, MetaMorph™ and Threshold® products. The Drug Discovery product family experienced an increase in revenues of 5% compared with the third quarter of 2001 due to a strong contribution from the FLIPR product line, as well as the introduction of the IonWorks HT to Molecular Devices’ Drug Discovery product family. For the first nine months of 2002, the Drug Discovery product family experienced an increase of 1% when compared to the first nine months of 2001 due to strength in the FLIPR product line as well as the addition of the Discovery-1. The Life Sciences Research product family generated a 27% increase in revenues compared with the third quarter of 2001 primarily due to the addition of the MetaMorph product line in 2002 as well as growth in Maxline and Skatron products. The Life Sciences Research product family generated a 14% increase for the first nine months of 2002 when compared to the first nine months of 2001. Life Sciences Research year to date revenues increased primarily due to the addition of the MetaMorph sales, as well as growth in the unit sales of Maxline and Skatron products.

GROSS MARGIN. Gross margin decreased to 60% for the three and nine-month periods ended September 30, 2002, as compared to 61% for the three and nine-month periods ended September 30, 2001. The decreased margin for the third quarter of 2002 was due to a product mix that included a higher percentage of lower margin products. The decreased margin for the nine months ended September 30, 2002 was primarily due to special pricing on a significant FLIPR order that occurred in the second quarter of 2002 and an unfavorable product mix.

RESEARCH AND DEVELOPMENT. Research and development expenses for the third quarter of 2002 increased by 23% to $4.6 million (18% of revenues) from $3.7 million (17% of revenues) for the third quarter of 2001. Research and development expenses for the first nine months of 2002 increased by 20% to $13.1 million (18% of revenues) from $10.9 million (16% of revenues) for the first nine months of 2001. The increased spending for the periods was primarily the result of research and development expenses related to Universal Imaging Corporation, which we acquired in June 2002, and the research and development expenses related to Cytion, which was acquired in July 2001.

WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In the third quarter of 2001, a $12.6 million write-off of in-process research and development occurred in conjunction with the acquisition of Cytion S.A. There was no similar write-off in the three and nine months ended September 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the third quarter of 2002 increased to $9.1 million (35% of revenues) as compared to the third quarter of 2001, which was $8.2 million, or 37% of revenues. Selling, general and administrative expenses for the first nine months of 2002 increased to $25.1 million (35% of revenues) as compared to the first nine months of 2001, which was $24.4 million, or 36% of revenues. The increases in both the three and nine-months ended September 30, 2002, when compared to the same periods of 2001, were due to the additional selling, general and administrative expenses associated with Universal Imaging Corporation, which was acquired in June 2002.

OTHER INCOME (NET). Net other income decreased to $461,000 in the third quarter of 2002 as compared to $732,000 in the same period of 2001. Net other income decreased to $1.2 million for the first nine months of 2002 as compared to $3.3 million in the same period of 2001. The decrease in net other income in both periods was primarily due to lower interest income as a result of lower average cash and short-term investment balances and the significant decline in interest rates compared to 2001. The lower average cash balances result principally from a share repurchase plan under which we have repurchased over 1.7 million shares of our common stock beginning in the third quarter of 2001, and our acquisitions of Cytion S.A. and Universal Imaging Corporation.

INCOME TAX PROVISION. We recorded an income tax provision of $504,000 in the third quarter of 2002 as compared to $884,000 in the same period of 2001. The tax provision for the third quarter of 2002 was based on an effective tax rate of 22.0%, down from 38.5% in the third quarter of 2001. In the third quarter of 2002, we revised our estimated effective annual tax rate to 32% for 2002. The significant drop in the effective tax rate for the third quarter of 2002 is necessary to adjust the year to date income tax provision to the lower estimated annual rate for 2002. The decreased rate for 2002 is primarily due to strategic tax elections in our Swiss and German subsidiaries.

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. For our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002. There have been no changes in any of our accounting policies since December 31, 2001, other than the adoption of SFAS 142 and SFAS 144, as described in the notes to the financial statements in Part I — Item I of this report.

Liquidity and Capital Resources

We had cash, cash equivalents and short-term investments of approximately $51.1 million at September 30, 2002 compared to $67.3 million at December 31, 2001. Operating activities in the first nine months of 2002 provided approximately $13.1 million of cash primarily due to net income, decreases in accounts receivable and the use of deferred tax assets, partially offset by a decrease in accrued liabilities. In the first nine months of 2001, operating activities provided $7.9 million of cash primarily due to decreases in accounts receivable and the use of deferred tax assets, partially offset by an increase in inventory and decreased accounts payable and accrued liabilities.

$24.1 million of cash was used in investing activities in the first nine months of 2002, primarily due to $22.0 million spent to acquire Universal Imaging Corporation and $2.1 million of capital expenditures related to various computer and software related projects. In the first nine months of 2001, investing activities provided $22.4 million, primarily due to the net maturities of short-term investments, partially offset by $7.2 million to acquire Cytion S.A., $3.2 million to acquire Nihon Molecular Devices and $3.0 million of capital expenditures.

In the first nine months of 2002, financing activities used $3.7 million, primarily due to the repurchase of 220,000 shares of our common stock, partially offset by the proceeds from the issuance of common stock under the employee stock plans. In the first nine months of 2001, financing activities used $27.6 million of cash due to the repurchase of 1.5 million shares of our common stock, partially offset by the issuance of common stock under the employee stock plans.

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

On April 16, 2002, Caliper Technologies Corp. filed a patent infringement lawsuit against us alleging that our IMAP and reagent assay kits infringe a U.S. patent held by Caliper. We believe that none of our products infringes any claim of the Caliper patent. On May 8, 2002, we filed an answer and counter-claim to Caliper’s lawsuit denying all allegations of infringement, setting forth certain affirmative defenses and making a counter-claim for declaratory relief that, among other things, we are not infringing and have not infringed any valid and enforceable claim of the Caliper patent and that the Caliper patent is invalid. However, we can not assure you that we will prevail in the Caliper lawsuit or that, even if we prevail, that attention to the lawsuit will not consume substantial financial and management resources.

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

We assemble our systems in our manufacturing facilities located in Sunnyvale, California, Downingtown, Pennsylvania and Norway. Our manufacturing and assembly processes are highly complex and require sophisticated, costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our manufacturing facilities could seriously harm our ability to satisfy our customer order deadlines. As a result of the electricity crisis in California, our Sunnyvale manufacturing facility periodically runs the risk of a partial or complete power failure. If we cannot deliver our systems in a timely manner, our revenues will likely suffer.

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

In 2002 approximately 9% of our sales have been made through distributors outside North America. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a materially adverse affect on our business, financial condition and results of operations.

If we do not successfully develop and commercialize new products, we will have incurred significant costs that may harm our business.

Our research and development costs have increased as a result of the acquisition of Cytion S.A. Achieving the benefits of the acquisition of Cytion will depend in part on our ability to develop new products, including technology acquired through the acquisition of Cytion, or enhancements thereto, in a timely and efficient manner. Failure to develop new products in a timely and efficient manner, or at all, may prevent us from offering first-to-market products in the electrophysiology market segment. As a result, we may lose customers and our business and results of operations may be harmed. We have made an investment in, and obtained exclusive world-wide rights to commercialize the high-throughput patch clamp system products of, Essen Instruments, Inc. While we believe that the technology acquired through the acquisition of Cytion complements the high-throughput patch clamp system products of Essen Instruments, we cannot assure you that the acquisition of Cytion will be complementary to the Essen products. In addition, we may continue to incur costs from integrating Cytion’s technology and operations, which may be expensive and time consuming and may adversely impact our ability to successfully develop products. Such costs may include costs for reorganization or closures of facilities, employee redeployment or severance, conversion of information systems or other costs arising from the coordination of our development teams. We cannot assure you that we will be able to retain the key personnel or that the anticipated benefits of their expertise will be realized. Further, successful product development may place a significant burden on our existing management and our internal resources, which could have a materially adverse effect on our business, financial condition and operating results. Finally, the market price of Molecular Devices’ common stock could decline as a result of the acquisition if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial analysts or investors.

If we choose to acquire additional new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business or technology in a cost-effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, from time to time we have acquired complementary businesses, products or technologies instead of developing them ourselves, and we may choose to do so in the future. For example, in June 2002 we acquired Universal Imaging Corporation (UIC). We do not know if we will be able to complete any additional acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. In addition, any impairment of goodwill and amortization of other intangible assets or charges resulting from the costs of acquisitions could harm our business and operating results.

If we do not successfully manufacture, promote, sell and service UIC’s products, develop new products and retain UIC’s customer relationships and key employees, we may fail to achieve the expected benefits of the acquisition of UIC.

Achieving the benefits of the acquisition of UIC will depend in part on our ability to continue to successfully manufacture, promote, sell and service UIC’s products and develop new products and features in a timely and efficient manner. Our failure to do so could have a materially adverse effect on the combined company’s business, financial condition and results of operations. Any significant delay or reduction in orders for UIC’s products could have a materially adverse effect on the combined company’s business, financial condition and results of operations. Finally, the failure to integrate UIC into our operations and retain UIC’s key employees could diminish the benefits of the acquisition. Achieving the benefits of the acquisition will depend on part on the successful integration and coordination of Molecular Devices’ and UIC’s operations and personnel in a timely and efficient manner. We cannot assure you that we will be able to retain UIC’s key employees or that the anticipated benefits of their expertise, experience and capabilities will be realized. Molecular Devices may incur unanticipated costs if integrating UIC’s operations and key employees is difficult or unsuccessful. We do not know whether Molecular Devices will be successful in these integration efforts and cannot assure you that we will realize the expected benefits of the acquisition.

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

We maintain facilities in Norway, the United Kingdom, Germany, Japan and Switzerland, and sales to customers outside the U.S. have accounted for approximately 35% of our revenues in the first nine months of 2002. We anticipate that international sales will continue to account for a significant portion of our revenues.

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

The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. Over the last twelve months, our stock price has ranged from $9.95 to $23.65. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

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

Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash equivalents and short-term investments. We invest our excess cash primarily in demand deposits with United States banks and money market accounts and short-term securities. These securities, consisting of $5.7 million of U.S. government agency securities and $4.0 million of commercial paper, are carried at market value, which approximate cost, typically mature or are redeemable within 90 to 360 days and bear minimal valuation risk. We have not experienced any significant losses on these investments.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date of this Quarterly Report.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

Limitations on the Effectiveness of Controls

The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

MOLECULAR DEVICES CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 16, 2002, Caliper Technologies Corp. filed a patent infringement lawsuit against us alleging that our IMAP and reagent assay kits infringe a U.S. patent held by Caliper. We believe that none of our products infringes any claim of the Caliper patent. On May 8, 2002, we filed an answer and counter-claim to Caliper’s lawsuit denying all allegations of infringement, setting forth certain affirmative defenses and making a counter-claim for declaratory relief that, among other things, we are not infringing and have not infringed any valid and enforceable claim of the Caliper patent and that the Caliper patent is invalid. IMAP products represented less than 1% of our revenues for the first three quarters of 2002 and are expected to represent less than 1% of our anticipated revenues for the full year of 2002. Accordingly, based on both our assessment of the lack of merit to the lawsuit and the anticipated immateriality of our IMAP product sales, we believe that any outcome of the patent infringement lawsuit will not have a material effect on our results of operations or financial condition.

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

	Number of Shares	Date of Issue

Ms. Sharp	313	September 5, 2002

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibit

99.1(1)	Certification by the Chief Executive Officer and the Chief Financial Officer of Molecular Devices as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. Section 1350, as adopted) (the Sarbanes-Oxley Act of 2002), dated November 14, 2002.

(b)	Reports on Form 8-K

An Amended Form 8-K report was filed on August 9, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLECULAR DEVICES CORPORATION

By:	/s/ Timothy A. Harkness

Vice President, Finance and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

Date:	November 14, 2002

(1)	The certification attached as Exhibit 99.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

CERTIFICATIONS

I, Joseph D. Keegan, Ph.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Molecular Devices Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JOSEPH D. KEEGAN, PH.D Joseph D. Keegan, Ph.D. Chief Executive Officer

I, Timothy A. Harkness, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Molecular Devices Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ TIMOTHY A. HARKNESS Timothy A. Harkness Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

99.1(1)	Certification by the Chief Executive Officer and the Chief Financial Officer of Molecular Devices as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. Section 1350, as adopted) (the Sarbanes-Oxley Act of 2002), dated November 14, 2002.