Form 10-K
period 2002-12-31
MOLECULAR DEVICES CORP
filed 2003-03-27
CIK 1003113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO                 .

COMMISSION FILE NUMBER 0-27316

MOLECULAR DEVICES CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	94-2914362 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

1311 ORLEANS DRIVE SUNNYVALE, CALIFORNIA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	94089 (ZIP CODE)

(408) 747-1700

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

TITLE OF EACH CLASS

COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002, based upon the last sale price reported for such date on the Nasdaq National Market, was $151,440,762.

     The number of outstanding shares of the Registrant’s Common Stock as of March 21, 2003 was 15,363,394.

DOCUMENTS INCORPORATED BY REFERENCE

     Specified portions of the Proxy Statement for Registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report.

*	Excludes approximately 6,782,034 shares of common stock held by directors, officers and holders of 5% or more of the Registrant’s outstanding Common Stock at June 28, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

PART 1
ITEM 1. BUSINESS
THE COMPANY
INDUSTRY BACKGROUND
THE MOLECULAR DEVICES SOLUTION
OUR PRODUCTS
DRUG DISCOVERY PRODUCTS
LIFE SCIENCES RESEARCH PRODUCTS
OTHER SOFTWARE AND CUSTOMER SERVICE
RESEARCH AND DEVELOPMENT
MARKETING AND CUSTOMERS
MANUFACTURING
PATENTS AND PROPRIETARY TECHNOLOGIES
COMPETITION
GOVERNMENT REGULATION
EMPLOYEES
BUSINESS RISKS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
EXHIBIT INDEX
EXHIBIT 10.25
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 99.1

MOLECULAR DEVICES CORPORATION

PART I
Item 1.	Business	3
	The Company	3
	Industry Background	3
	The Molecular Devices Solution	4
	Our Products	5
	Drug Discovery Products	5
	Life Sciences Research Products	7
	Other Software and Customer Service	9
	Research and Development	9
	Marketing and Customers	9
	Manufacturing	9
	Patents and Proprietary Technologies	10
	Competition	10
	Government Regulations	10
	Employees	10
	Business Risks	10
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	20
Item 6.	Selected Consolidated Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 8.	Financial Statements and Supplementary Data	27
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
PART III
Item 10.	Directors and Executive Officers of the Registrant	28
Item 11.	Executive Compensation	28
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28
Item 13.	Certain Relationships and Related Transactions	28
Item 14.	Controls and Procedures	28
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	29
SIGNATURES		32
CERTIFICATIONS		33

\

PART 1

ITEM 1. BUSINESS

THE COMPANY

     Except for the historical information contained herein, the following discussion contains “forward-looking” statements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, those discussed in this section under “Business Risks” as well as under “Qualitative and Quantitative Disclosures about Market Risk” and the risks detailed from time to time in the Company’s SEC reports, including this Annual Report on Form 10-K for the year ended December 31, 2002.

     We are a leading supplier of high-performance bioanalytical measurement systems that accelerate and improve drug discovery and other life sciences research. Our systems and consumables enable pharmaceutical and biotechnology companies to leverage advances in genomics, proteomics and combinatorial chemistry by facilitating the high-throughput and cost-effective identification and evaluation of drug candidates. Our solutions are based on our advanced core technologies that integrate our expertise in engineering, molecular and cell biology and chemistry. We enable our customers to improve research productivity and effectiveness, which ultimately accelerates the complex process of discovering and developing new drugs.

     We were incorporated in California in 1983 and reincorporated in Delaware in 1995.

INDUSTRY BACKGROUND

     Life sciences research, particularly drug discovery, is currently undergoing a revolution as a result of two converging trends. Aided by the sequencing of the human genome, researchers have begun to identify a large number of previously unknown natural molecules that play a role in disease and thus are likely targets for new therapeutic products. Until recently, only a few hundred disease targets were available to drug discovery researchers. In 2000, researchers completed the sequencing of the human genome; the estimated 30,000 genes that were revealed suggest the existence of thousands of previously unknown drug targets. At the same time, advances in combinatorial chemistry have provided chemists with techniques that allow them to synthesize a greater number of and diversity of compounds than ever before. Pharmaceutical companies previously maintained “libraries” of hundreds of thousands of compounds to test against disease targets to determine their potential as drugs; now, drug researchers have access to millions of such compounds.

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

     Assay Development. Once a disease target has been identified, researchers must develop a test, or assay, to determine whether a particular compound has a desired effect on the target. Most assays involve creating a biochemical reaction that takes place in a microplate, which is a plate containing an array of small wells that are similar to miniature test tubes. The plate is inserted into a microplate reader, which measures the light absorbed or emitted by the sample in each well. Depending upon its underlying technology, the reader detects light in the form of absorption, fluorescence or luminescence. The type of assay developed depends upon the characteristics of the disease target and the type of information the researcher is seeking. Two major categories of assays are cell-based assays and biochemical assays. A cell-based assay measures how a target on or inside a living cell responds to a compound; in a biochemical assay, the target is isolated from the cell environment. Cell-based assays are often considered particularly valuable in predicting how well a compound is likely to function as a drug because they mimic the target’s natural function.

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

     After optimization, a lead compound must pass a lengthy and expensive set of pre-clinical and clinical trials before becoming a drug. Because of the substantial resources required to conduct such trials, the cost of failure is high; thus, companies are interested in tools which allow more accurate assessment of a compound’s probability of success as early as possible in the drug discovery process.

     To reduce the length and cost of the drug discovery process, researchers increasingly need tools that speed up the steps described above and increase the value of the information generated by them. Traditional bioanalytical instruments and methods do not adequately address these needs because of several limitations, including:

•	Low sensitivity. One way to increase the speed of drug development is to conduct assays in high-density microplates, such that many samples can be analyzed in one equipment run. Microplates are now made in standard formats with either 96, 384 or 1,536 wells; the more wells there are, the smaller the sample volume in each well. Reading very small-volume samples requires a higher level of sensitivity than is available in most traditional detection equipment.

•	Lack of automation. Throughput is often enhanced by incorporating automation into the drug discovery process. Some assays that provide high levels of information, such as live cell-based assays, require a particularly high degree of automation to run efficiently. For example, gaining certain kinetic data from a live cell assay, which is valuable in lead optimization, requires integrated liquid handling equipment so that compounds can be added to the cells and the detector can read the result of the assay almost instantaneously. Traditionally, many bioanalytical instruments have not been designed to integrate easily with automation equipment.

•	Assay complexity. Many assays in use today are performed in a complex, multi-step process and are expensive, time-consuming and difficult to adapt to a high-throughput mode of operation. Thus, researchers are interested in assay formats that yield as much information as traditional assays but follow simplified protocols.

     The proliferation in disease targets and chemical compounds coupled with the limitations of traditional technologies have created bottlenecks at each of the downstream steps of the drug discovery process which our products are specifically designed to address.

THE MOLECULAR DEVICES SOLUTION

     We offer a full range of high-performance bioanalytical systems that address the sensitivity, automation and assay complexity challenges currently faced by researchers. We had revenues of $102.2 million in 2002, $92.2 million in 2001, and $96.0 million in 2000. Our major products possess levels of detection sensitivity that enable the analysis of high-density microplates, thereby increasing throughput. These products also include, or are easily integrated with, automation equipment to further enhance throughput and allow complex assays to be performed with high efficiency. Additionally, we develop novel assays that simplify the process of obtaining key information about the activity of drug candidates; in particular, we are an industry leader in providing technologies for performing information-rich live cell assays in high-throughput mode.

     We group our product offerings into two categories based on the markets that are primarily served by each. Our Drug Discovery products include four major families of products: our Fluorometric Imaging Plate Reader, or FLIPR®, system, our multimode Analyst system, our IonWorks™ automated electrophysiology system and our Discovery-1 cellular imaging system. In addition to high performance instrumentation, we offer reagent kits that enable researchers to perform popular assays with higher-throughput than can be achieved using conventional technologies. Our Drug Discovery product family also includes our Chemiluminescence Imaging Plate Reader, or CLIPR, system, which performs live cell analysis at an ultra high-throughput rate. Together, our Drug Discovery products provide a wide array of solutions for both biochemical and cell-based research in the high-throughput screening and lead optimization market segments.

     Our Life Sciences Research products include our Maxline™ family of microplate readers, our FlexStation system, our Skatron liquid handling systems, our Threshold® system and our MetaMorph™ line of cellular imaging software. Maxline microplate readers primarily address the assay development market and offer the assay development scientist nine differentiated instruments that include a wide range of innovative and flexible feature sets. We are widely perceived as a leader in microplate reader technology, and we believe that we have been the first to offer a number of innovative features into the premium end of the microplate reader market. FlexStation is a benchtop workstation that combines fluorescence detection with integrated fluidics, allowing researchers to perform the type of assays enabled by FLIPR in a lower-throughput, less expensive format. Skatron liquid handling systems facilitate assays by dispensing liquids into microplates and washing microplate wells, a key step in many of the most widely used laboratory tests. Our Threshold system is aimed at the biopharmaceutical manufacturing and quality control process, and we believe that the Threshold system is the only commercially available fully integrated system that rapidly and reproducibly detects potential contaminants with picogram level sensitivity. Finally, MetaMorph is a market-leading suite of software products that allows researchers to perform a wide range of sophisticated analyses on cellular images.

OUR PRODUCTS

DRUG DISCOVERY PRODUCTS

     Our Drug Discovery systems, which represented 45% of our total revenues in 2002, 48% of our total revenues in 2001 and 51% of our total revenues in 2000, are used to perform both biochemical and cell-based assays and are primarily targeted toward high-throughput screening and lead optimization.

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

     In our FLIPR system, cells, along with appropriate fluorescent dyes, are maintained in microplates in a thermally-controlled compartment together with compound-addition plates. Fluorescence activity is evaluated before, during and after delivery of compounds to the wells to evaluate the effect of compounds on the cells. Laser light provides excitation illumination to the wells and fluorescence from the cells on the bottom of the wells is quantified with an electronic camera. During the reading cycle, a built-in pipettor transfers compound samples from the compound-addition plate to the cell plate and the reaction is continuously monitored by an ultrasensitive charge coupled device, a CCD camera, at intervals of less than one second. This strategy allows for real-time monitoring of cells before and after compound addition, thus allowing the measurement of rapid, non-linear response kinetics. Our FLIPR system’s limited depth-of-field fluorometry optical design is patented. We currently offer two primary products based on our FLIPR technology platform.

•	FLIPR[2]. This product is the second generation FLIPR product. It combines all of the benefits of the original FLIPR along with new automation capabilities and the ability to analyze samples in both 384 well and 96 well microplates. FLIPR[2] can screen as many as 50,000 samples daily, and offers optional integrated plate stacker and washer accessories which can dramatically reduce the need for human intervention during sample processing. In addition, the instrument also incorporates interfaces that enable it to integrate into automated screening lines.

•	FLIPR[3]. The third generation FLIPR product, FLIPR[3] is a more sensitive, higher-throughput version of FLIPR[2]. It also incorporates a new detection mode, luminescence, expanding the menu of applications that can be performed on the FLIPR platform.

Analyst System

     Our Analyst family of products complements our other drug discovery offerings by providing industry-leading flexibility and throughput for a wide range of biochemical assays. Instruments in this family include the Analyst AD, Analyst HT and Analyst GT, each of which features several different readout modalities, allowing customers to choose the one that is optimal for their particular screen. One of these readout modalities, fluorescence polarization, has become popular in recent years because it enables assays to be performed with greatly simplified protocols. We were pioneers in developing the market for fluorescence polarization, and our proprietary High Efficiency Fluorescence Polarization (HEFP™) technology is incorporated into the Analyst platform. Our HEFP technology enables miniaturized biochemical assays to be performed in a single step, a significant advantage over traditional biochemical assays.

     Analyst provides several important customer benefits, including: increased throughput, improved analytical performance and flexibility (especially in higher density formats), lower reagent costs and compatibility with automation equipment. Analyst HT, launched in 1998, performs up to 70,000 screens per day. In 1999, we launched Analyst AD, which was designed specifically for assay development and is fully compatible with Analyst HT. ScreenStation, launched in 2001, integrates assay assembly and detection capabilities, allowing highly automated screening on the Analyst platform. In 2002, we introduced the next generation of the Analyst platform, Analyst GT, a highly sensitive instrument capable of screening over 400,000 wells per day.

IonWorks HT

     In 2002, we launched IonWorks HT, a first-of-a-kind product for drug discovery. Like our FLIPR system, IonWorks HT addresses a key demand of pharmaceutical companies for live cell analysis with substantially improved throughput. For years researchers have sought more efficient ways to study ion channels, an important class of drug targets. Traditionally, the best information on ion channel activity has been obtained through patch clamping, a time-consuming, low-throughput method that is best performed by highly skilled scientists. The few higher-throughput alternatives that are available use indirect methods to assay ion channels, an approach that yields less useful data than patch clamping. IonWorks HT is an automated system that obtains the same high-quality information from cells as conventional patch clamping, but at a much faster rate and requiring far less operator skill. While traditional patch clamping may allow researchers to test only 5-15 compounds per day, IonWorks HT operates at speeds of up to 3,000 data points per day. The system consists of an instrument and a proprietary consumable, the PatchPlate.

Discovery-1

     Discovery-1, our first generation high-throughput, high-resolution imaging instrument, was developed by our Universal Imaging Corporation (“UIC”) subsidiary. The system comprises instrumentation and a specialized version of our MetaMorph software, which together enable the automated imaging and analysis of individual cells in microwell plates. As cell-based assays become more important and attention shifts from genomics to the study of the activity of proteins within cells, high-throughput visualization of cellular events is increasingly in demand by drug discovery customers. Researchers generally use microscopes to view such intracellular events, using software such as MetaMorph to capture and analyze the images they obtain. However, in a drug screening environment, higher-throughput is required than can be achieved through traditional microscope studies. Discovery-1 automates the process of acquiring detailed images of individual cells and allows researchers to do so in the automation-friendly format of a microwell plate. The MetaMorph software that is included in the Dicovery-1 system provides efficient and flexible analysis of the complex images captured by the instrument.

CLIPR System

     Our Chemiluminescence Imaging Plate Reader, or CLIPR, system was introduced in 1999. It satisfies a key demand from pharmaceutical companies for live cell analysis at an ultra high-throughput rate using luminescence technology. This allows customers to perform popular assays, such as those involving reporter genes, at rates of up to 200,000 wells per day. CLIPR’s applications also include non-cell-based assays such as SPA, which is among the most frequently-performed tests in the drug discovery market. These applications complement those of our other Drug Discovery systems, offering solutions for a wide range of biochemical and cell-based assays.

Drug Discovery Reagents

     We are expanding our reagent business by focusing on the internal development of proprietary reagent kits optimized for our Drug Discovery instruments. We have historically developed and produced reagent kits for our Threshold systems, and in 1999 we began to sell consumables for our installed base of Drug Discovery instruments with the introduction of kits for performing important assays on FLIPR, CLIPR and Analyst. Our reagent business is supported by a reagent development and marketing team, in-house organic chemistry labs and significant reagent production capacity. Our current Drug Discovery reagent offerings include the following four product families:

•	FLIPR Assay Kits. This product family includes the FLIPR Calcium Flux Kit, the FLIPR Calcium Plus Kit and the FLIPR Membrane Potential Kit, products that have revolutionized the way FLIPR assays are performed. The unique feature of these kits is that they enable researchers to eliminate a step in the assay protocol, thereby saving up to 15 minutes of processing time for each 384 well plate. These kits can significantly increase throughput, reduce costs and increase screening efficiency. The FLIPR Calcium Flux Kit addresses the most popular assay performed on the FLIPR system, a test for detecting the activation of GPCRs, a major category of drug targets. The FLIPR Calcium Plus Kit extends the applicability of this assay by allowing researchers to test problematic but important targets such as chemokines and small peptides. In addition, this kit offers a significant improvement in data quality compared to traditional methods. The FLIPR Membrane Potential Assay Kit allows researchers to measure changes in the electrical potential of live cell membranes, a key indicator of ion channel activity.

•	IMAP Assay Kits. A proprietary bead-based platform, IMAP allows researchers to determine the activity of kinases, phosphatases and phosphodiesterases in a simple, non-radioactive format. We introduced the first two kits based on this technology in 2001; in 2002, we introduced an additional 16 kits. In addition to the kits, the IMAP platform is also available to customers through our technology access program, which allows researchers to apply this extremely flexible technology to a wide variety of protein kinase targets.

•	HEFP™ Assay Kits. This family of kits is optimized for use on the Analyst platform and includes the STX-1 Assay kit for measuring the activity of serine/threonine kinases, the TKXtra Assay Kit for detecting additional kinases, and the cAMP Assay Kit for measuring an important indicator of cellular signaling.

•	CatchPoint™ Assay Kits. These kits use a more sensitive and simpler format than traditional methods and are designed for use on both our Gemini instruments and our Analyst platform. This product line includes assay kits for cAMP, cGMP and tyrosine kinase.

LIFE SCIENCES RESEARCH PRODUCTS

     Our Life Sciences Research products, which represented 55% of total revenues in 2002, 52% of total revenues in 2001 and 49% of total revenues in 2000, encompass our Maxline, FlexStation, Skatron, Threshold and MetaMorph product lines. The Maxline and FlexStation family of products consists primarily of advanced microplate readers. Microplate readers have become one of the most fundamental tools used in life sciences research by addressing the increasing need for the acquisition and processing of large quantities of biochemical and biological data. Microplate readers provide scientists the benefit of high-throughput analysis in a standardized, multi-sample format. Because of the productivity gains using a multi-sample format, microplates have largely replaced test tubes and cuvettes for many life sciences applications.

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

Maxline Detection Systems

     Our Maxline strategy has been to continue to introduce new products that include first-of-a-kind features, as well as to offer varying feature sets and price points to address different market segments. We have historically focused on the premium end of the microplate reader market through offering products with advanced capabilities. Some of the first-of-a-kind features that we have pioneered include the first reader and software capable of kinetic analysis, the first monochromator-based reader that enabled continuous wavelength selection and the first reader capable of performance comparable to a spectrophotometer. In each case, we believe that the innovation helped expand the utility of microplate readers and, more broadly, the available market for microplate readers. Our Maxline family currently includes the following primary products:

•	Emax. This product is aimed at the market for traditional microplate readers that do not require kinetic capability. We introduced it to provide a reader for customers in academia and other customers with restricted capital budgets.

•	Vmax. This was the first microplate reader to offer kinetic read capability and is designed to address the needs of biochemists.

•	VERSAmax. The VERSAmax is our low cost variable wavelength offering that provides kinetic capability and temperature control.

•	SPECTRAmax 340PC384. This product is a visible range microplate spectrophotometer, offering tunability and the additional capability of our patented PathCheck Sensor technology, which corrects common variability problems across wells of microplates.

•	SPECTRAmax 190. The predecessor to this product was the world’s first microplate reader that incorporated a monochromator for continuous wavelength selection. Wavelength selection provides for enhanced convenience and flexibility in assay design. In addition, the SPECTRAmax 190 also includes our patented PathCheck Sensor technology.

•	SPECTRAmax PLUS384. The SPECTRAmax PLUS384 combines the high-throughput of a microplate reader with the performance of a cuvette-based spectrophotometer as a result of our patented PathCheck Sensor technology. It is capable of reading wavelengths as short as 190 nanometers and as long as 1,000 nanometers, the equivalent range to a spectrophotometer, and is compatible with both 96-well and 384-well microplates.

•	SPECTRAmax GEMINI XS. SPECTRAmax GEMINI was the world’s first dual-scanning microplate spectrofluorometer. By incorporating two scanning monochromators, the GEMINI allows the user to automatically optimize the instrument setting for the particular assay characteristics as well as for every fluorophore that is in use today. GEMINI also was our first microplate reader capable of multi-mode operation, in that the product is capable of fluorescence, luminescence and time-resolved fluorescence measurements. The GEMINI XS (Extra Sensitive), introduced in 2000, extends the GEMINI franchise by significantly improving sensitivity and adding well scanning capability which allows researchers to perform more complex cell based assays.

•	SPECTRAmax GEMINI EM. The GEMINI EM expands the capabilities of the GEMINI XS through several new features, including the ability to read microplates from either the top or the bottom. These features expand the menu of applications that can be performed on the GEMINI platform to include cell-based assays.

•	SPECTRAmax LMax. SPECTRAmax LMax is our first reader to offer customers sensitive luminescence detection in a bench-top instrument.

FlexStation

     Our FlexStation system is a benchtop workstation that integrates liquid handling and detection and has applications in drug discovery as well as life sciences research. This product offers flexibility to address a wide range of research applications by combining both multi-channel, plate-to-plate fluid transfer and fluorescence measurement in one system. For drug discovery applications, FlexStation can play a key role in reducing assay development bottlenecks by providing a convenient means of developing assays for later transfer to higher-throughput screening. For basic and applied research in life sciences, the flexibility of this system enables scientists to develop, optimize, and run their assays on one system with the same small footprint as a standard benchtop microplate reader.

     We offer three proprietary reagent kits that are based on our successful FLIPR assay technology and are optimized to perform on the FlexStation system. These products are our FlexStation Calcium Flux Assay Kit, FlexStation Calcium Plus Assay Kit and FlexStation Membrane Potential Assay Kit.

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

Threshold System

     Our Threshold system is comprised of a detection instrument and proprietary reagents. Our Threshold system incorporates our LAPS technology to quantitate a variety of biomolecules such as DNA, proteins and mRNA rapidly and accurately. The demand for systems which can quantitate contaminants in the manufacturing and quality control of bioengineered products is a result of the growing number of biopharmaceutical therapeutics both entering clinical trials and receiving regulatory approval for commercial sale. The Threshold system emerged from a need by biopharmaceutical companies for more sensitive and reproducible methods to detect contaminants in biopharmaceuticals during the manufacturing and quality control process. Traditional detection methods, such as DNA hybridization, can be slow, difficult to use in a manner that provides reproducible and transferable results, and often require the use of radioactive materials for detection. We believe that the Threshold system is the only commercially available, fully-integrated system capable of rapidly and accurately quantitating DNA with picogram level sensitivity. The Threshold family of products includes a workstation, software and consumable reagent kits.

MetaMorph Software

     MetaMorph is a suite of software products for the acquisition and analysis of detailed cellular images. The software works in tandem with microscope and camera systems to acquire images of cells; once acquired, the images can be quantified and analyzed in a variety of ways. The product family, developed by our UIC subsidiary, consists of the following software packages:

• MetaMorph. The latest version of UIC’s flagship product is a state-of-the-art software package for capturing and analyzing cellular images. MetaMorph’s functions include control of a wide variety of imaging devices as well as a large menu of tools for image processing and analysis.

• MetaFluor. MetaFluor software allows researchers to image and analyze ratiometric indicators of intracellular events.

• MetaVue. A lower-cost version of MetaMorph, MetaVue is an entry-level product tailored to common imaging applications.

     We sell MetaMorph software either as a stand-alone product or as part of an integrated system including a camera, software and peripherals. We are an authorized reseller of cameras and peripheral equipment for several major manufacturers including Nikon and Roper. Additionally, we have authorized several value-added resellers, who integrate multiple components to create complete imaging systems, to distribute MetaMorph.

OTHER SOFTWARE AND CUSTOMER SERVICE

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

RESEARCH AND DEVELOPMENT

     Our research and development team included 117 full time employees as of December 31, 2002. We have typically invested 16% to 21% of our revenues in research and development, which has resulted in a strong track record of technological innovation. 72% of our revenues in 2002 were derived from products that we introduced in the last three years. Our research and development expenditures were approximately $18.0 million in 2002, $15.1 million in 2001 and $16.8 million in 2000.

     Our research and development activities are focused on:

•	broadening our technology solution, including development of new proprietary reagent kits and additional solutions for automated cell electrophysiology measurements;

•	providing more sensitive quantitative evaluation of biological events;

•	providing greater throughput capability, especially with smaller sample volumes; and

•	developing increasingly sophisticated data management and analysis capability.

MARKETING AND CUSTOMERS

     Our sales and marketing organization included 158 full time employees in North America, Europe and Japan as of December 31, 2002. We distribute our products primarily through direct sales representatives in North America. We have subsidiaries in the United Kingdom, Germany and Japan responsible for selling and servicing our products. Our direct sales effort is supported by a team of service, technical and applications specialists employed by us. We also sell our products through international distributors, most of which enter into distribution agreements with us that provide for exclusive distribution arrangements and minimum purchase targets. Such agreements also generally prohibit the distributors from designing, manufacturing, promoting or selling any products that are competitive with our products.

     Our customers include leading pharmaceutical and biotechnology companies as well as medical centers, universities, government research laboratories and other institutions throughout the world. No single customer accounted for more than 5% of our total 2002 revenues.

     Sales to customers outside the United States accounted for 39%, 36% and 37% of total revenues and total sales denominated in foreign currencies accounted for 31%, 31% and 20% of total revenues in 2002, 2001 and 2000, respectively. We anticipate that international sales will account for an increasing percentage of revenues in the future. We expect to continue expanding our international operations in order to take advantage of increasing international market opportunities resulting from worldwide growth in the life sciences industry.

MANUFACTURING

     We manufacture our products at our facilities in Sunnyvale, California and Norway. Both of these facilities are ISO 9001 certified. We assemble the Discovery-1 system at our facility in Downingtown, Pennsylvania. We manufacture our own components where we believe it adds significant value, but we rely on suppliers for the manufacture of selected components and subassemblies, which are manufactured to our specifications. We conduct all final testing and inspection of our products. We have established a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, our instruments are manufactured in accordance with Good Manufacturing Practices.

PATENTS AND PROPRIETARY TECHNOLOGIES

     We protect our proprietary rights from unauthorized use by third parties to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. As of December 31, 2002, we were maintaining 57 U.S. patents and other corresponding foreign patents based on our discoveries that have been issued or allowed. These patents expire at various dates between 2003 and 2018. In addition, as of that date, we had 38 patent applications pending in the United States and had filed several corresponding foreign patent applications.

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

EMPLOYEES

     As of December 31, 2002, we employed 433 persons full time, including 117 in research and development, 119 in manufacturing, 158 in marketing and sales and 39 in general administration and finance. Of these employees, 85 hold Ph.D. or other advanced degrees. None of our employees is covered by collective bargaining agreements, and we consider relations with our employees to be good.

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

     The relatively high purchase price for a customer order contributes to collection delays that result in working capital volatility. While the terms of our sales orders generally require payment within 30 days of product shipment and do not provide return rights, in the past we have experienced significant collection delays. We cannot predict whether we will continue to experience similar or more severe delays.

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

IF WE ARE NOT SUCCESSFUL IN DEVELOPING NEW AND ENHANCED PRODUCTS, WE MAY LOSE MARKET SHARE TO OUR COMPETITORS.

     The life sciences instrumentation market is characterized by rapid technological change and frequent new product introductions. 72% of our revenues in 2002 were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing or commercializing them, which would harm our business. Any significant delay in releasing new systems could cause our revenues to suffer, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.

WE MUST EXPEND A SIGNIFICANT AMOUNT OF TIME AND RESOURCES TO DEVELOP NEW PRODUCTS, AND IF THESE PRODUCTS DO NOT ACHIEVE COMMERCIAL ACCEPTANCE, OUR OPERATING RESULTS MAY SUFFER.

     We expect to spend a significant amount of time and resources to develop new products and refine existing products. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenues from the sale of new products. Our ability to commercially introduce and successfully market new products is subject to a wide variety of challenges during this development cycle that could delay introduction of these products. In addition, since our customers are not obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, our operating results will suffer. Our products are also generally priced higher than competitive products, which may impair commercial acceptance. We cannot predict whether new products that we expect to introduce will achieve commercial acceptance.

     We currently anticipate that our IonWorks product family will include in the near term our recently launched IonWorks HT system and an additional IonWorks system based on technology acquired through the acquisition of Cytion S.A. Our IonWorks product family may not achieve significant commercial acceptance or generate significant revenues within the time frame that we have anticipated, or at all. Any such failure would adversely affect our financial performance. In particular, we recently launched our IonWorks HT system. This system has not achieved, and may not achieve or maintain, significant commercial acceptance. The system could fail to obtain significant commercial acceptance due to general economic conditions, competitive conditions, customer concerns related to the price or performance of the IonWorks HT system or other factors. In addition, we recently commenced the process of transferring the production of PatchPlates, a component of our IonWorks HT system, from the current manufacturer to in-house manufacturing. Any problems or delays in this transfer could adversely affect the ability of the IonWorks HT system to achieve or maintain significant commercial acceptance. It is likely that any failure of the IonWorks HT system to achieve commercial acceptance within the time frame that we have anticipated would cause us to fail to meet our previously stated 2003 revenue expectations, which would likely cause our stock price to decline.

     The successful commercialization of our IonWorks product family, as well as the achievement of the benefits of our 2001 acquisition of Cytion, will depend in part on our ability to develop new products that include technology acquired through the acquisition of Cytion, or enhancements thereto, in a timely and efficient manner. Failure to develop new products in a timely and efficient manner, or at all, may prevent us from offering first-to-market products in segments of the electrophysiology market. As a result, we may lose customers, and our business and results of operations may be harmed. In January 2003, we initiated activities associated with the closure of the Cytion facility in Switzerland and the integration of Cytion’s technology and operations into operations located at our other facilities. In addition to the costs and potential delays associated with this facility closure, the closure may adversely impact our ability to successfully develop products that include technology acquired through the acquisition of Cytion, or enhancements thereto. Further, while we believe that the technology acquired through the acquisition of Cytion complements our IonWorks HT system, we may not be able to develop and commercialize any new products that include technology acquired through the acquisition of Cytion and are complementary to the IonWorks HT system. Any failure to develop new products that include technology acquired through the acquisition of Cytion, or enhancements thereto, in a timely and efficient manner, or at all, or any failure of such products to achieve commercial acceptance within the time frame that we have anticipated would adversely affect our business and financial performance.

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

     For example, we rely on a single supplier, Essen Instruments, for the PatchPlate consumable that is part of the IonWorks HT. We decided in 2002 to bring the production of PatchPlates in-house, and Essen is assisting us in transferring their PatchPlate manufacturing technology to us. We have purchased from Essen the inventory we believe is sufficient to meet our needs for PatchPlates until we commence production on our own. However, we may not have sufficient inventory and until we have successfully completed the transfer of the technology and commenced in-house manufacturing on a commercial scale, we will continue to rely on Essen as our sole supplier of PatchPlates. Any failures by Essen to meet our requirements for PatchPlates could harm our business.

WE MAY ENCOUNTER MANUFACTURING AND ASSEMBLY PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOST REVENUES.

     We assemble our systems in our manufacturing facilities located in Sunnyvale, California, Downington, Pennsylvania, and Norway. Our manufacturing and assembly processes are highly complex and require sophisticated, costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our manufacturing facilities could seriously harm our ability to satisfy our customer order deadlines. If we cannot deliver our systems in a timely manner, our revenues will likely suffer.

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

     For example we are in the process of transferring the production of PatchPlates, a component of our IonWorks HT system, from the current manufacturer to in-house manufacturing. Since the production of PatchPlates is a complex process, it may take longer than we anticipate to reach full production capacity using our own manufacturing. Any problems or delays in this transfer could harm our business.

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

     We derive a significant portion of our revenues from sales to pharmaceutical and biotechnology companies. We expect that sales to pharmaceutical and biotechnology companies will continue to be a primary source of revenues for the foreseeable future. As a result, we are subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries, such as availability of capital and reduction and delays in research and development expenditures by companies in these industries, pricing pressures as third-party payors continue challenging the pricing of medical products and services, government regulation, and uncertainty of technological change.

     In addition, our future revenues may be adversely affected by the ongoing consolidation in the pharmaceutical and biotechnology industries, which would reduce the number of our potential customers. Furthermore, we cannot assure you that the pharmaceutical and biotechnology companies that are our customers will not develop their own competing products or in-house capabilities.

OUR PRODUCTS COULD INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH MAY CAUSE US TO ENGAGE IN COSTLY LITIGATION AND, IF WE ARE NOT SUCCESSFUL, COULD ALSO CAUSE US TO PAY SUBSTANTIAL DAMAGES AND PROHIBIT US FROM SELLING OUR PRODUCTS.

     Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages for infringement if it is ultimately determined that our products infringe a third party’s proprietary rights. Further, any legal action against us could, in addition to subjecting us to potential liability for damages, prohibit us from selling our products before we obtain a license to do so from the party owning the intellectual property, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. There may be third-party patents that may relate to our technology or potential products. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

     On April 16, 2002, Caliper Technologies Corp. filed a patent infringement lawsuit against us alleging that our IMAP assay kits infringe U.S. patents held by Caliper. We believe that none of our products infringe any claim of the Caliper patents. On May 8, 2002, we filed an answer and counter-claim to Caliper’s lawsuit denying all allegations of infringement, setting forth certain affirmative defenses and making a counter-claim for declaratory relief that, among other things, we are not infringing and have not infringed any valid and enforceable claim of the Caliper patent and that the Caliper patent is invalid. Caliper has also made a motion for preliminary injunction, expected to be decided in the second or third quarter of calendar 2003. We intend to oppose vigorously this motion. If Caliper were to prevail in this motion, we may be prohibited from selling IMAP assay kits until completion of the litigation, which may take several additional months. If we do not prevail in litigation, we may be prohibited permanently from selling IMAP assay kits. Our inability to sell IMAP assay kits could have an adverse impact on our overall customer relations. The IMAP product line represented approximately 1% of our revenues in 2002. We can not assure you that we will prevail in the Caliper lawsuit or that, even if we prevail, attention to the lawsuit will not consume substantial financial and management resources.

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

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

     We expect to experience significant growth in the number of our employees and customers and the scope of our operations, including as a result of potential acquisitions. This growth may continue to place a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees. Our future success is heavily dependent upon growth and acceptance of new products. If we cannot scale our business appropriately or otherwise adapt to anticipated growth and new product introductions, a key part of our strategy may not be successful.

WE RELY UPON DISTRIBUTORS FOR PRODUCT SALES AND SUPPORT OUTSIDE NORTH AMERICA.

     In 2002, approximately 9% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a materially adverse affect on our business, financial condition and results of operations.

IF WE CHOOSE TO ACQUIRE NEW AND COMPLEMENTARY BUSINESSES, PRODUCTS OR TECHNOLOGIES INSTEAD OF DEVELOPING THEM OURSELVES, WE MAY BE UNABLE TO COMPLETE THESE ACQUISITIONS OR MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE AN ACQUIRED BUSINESS OR TECHNOLOGY IN A COST-EFFECTIVE AND NON-DISRUPTIVE MANNER.

     Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, from time to time we have acquired complementary businesses, products or technologies instead of developing them ourselves, and we may choose to do so in the future. For example, in June 2002 we acquired Universal Imaging Corporation, or UIC. We do not know if we will be able to complete any additional acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. In addition, any impairment of goodwill and amortization of other intangible assets or charges resulting from the costs of acquisitions could harm our business and operating results.

     We acquired Cytion S.A. in 2001. In January 2003, we initiated activities associated with the closure of the Cytion facility in Switzerland. We may continue to incur costs from integrating Cytion’s technology and operations into operations located at our other facilities, which may be expensive and time consuming and may adversely impact our ability to successfully develop products. Such costs may include costs for reorganization, closure of the facility, satisfaction of contractual obligations, employee redeployment or severance, conversion of information systems or other costs arising from the coordination of our development teams. Successful product development may place a significant burden on our existing management and our internal resources, which could have a materially adverse effect on our business, financial condition and operating results. Finally, the market price of our common stock could decline if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial analysts or investors.

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

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN CURRENCY EXCHANGE RATE, POLITICAL AND ECONOMIC RISKS.

     We maintain facilities in Norway, the United Kingdom, Germany and Japan, and sales to customers outside the United States accounted for approximately 39% our revenues in 2002. We anticipate that international sales will continue to account for a significant portion of our revenues.

     All of our sales to international distributors are denominated in U.S. dollars. Most of our direct sales in the United Kingdom, Germany, France, Canada and Japan are denominated in local currencies and totaled $32.2 million (32% of total revenues) in 2002. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Historically, foreign exchange gains and losses have been immaterial to our results of operations. However, we cannot predict whether these gains and losses will continue to be immaterial, particularly as we increase our direct sales outside North America. For example, we cannot predict whether other foreign exchange gains or losses in the future would have a material effect on our income. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but may do so in the future.

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

     We have experienced and in the future may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock. Our total revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors include:

•	customer confidence in the economy, evidenced, in part, by stock market levels;

•	changes in the domestic and international economic, business and political conditions;

•	economic conditions within the pharmaceutical and biotechnology industries;

•	level of product and price competition;

•	length of our sales cycle and customer buying patterns;

•	size and timing of individual transactions;

•	timing of new product introductions and product enhancements;

•	mix of products sold;

•	levels of international transactions;

•	activities of and acquisitions by competitors;

•	timing of new hires and the allocation of our resources;

•	changes in foreign currency exchange rates; and

•	our ability to develop and market new products and control costs.

     One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our revenues and operating results to fluctuate significantly. In particular, we typically experience a decrease in the level of sales in the first calendar quarter as compared to the fourth quarter of the preceding year because of budgetary and capital equipment purchasing patterns in the life sciences industry. Our quarterly operating results have fluctuated in the past, and we expect they will fluctuate in the future as a result of many factors, some of which are outside of our control.

     In addition, if sales levels in a particular quarter do not meet expectations, we may not be able to adjust operating expenses sufficiently quickly to compensate for the shortfall, and our results of operations for that quarter may be seriously harmed. We manufacture our products based on forecasted orders rather than to outstanding orders. Our manufacturing procedures may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts. In addition, our expense levels are based, in part, on expected future sales, and we generally cannot quickly adjust operating expenses. For example, research and development and general and administrative expenses are not affected directly by variations in revenues.

     Based upon the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business, financial condition, results of operations and the market price of our common stock. Because our revenues and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.

OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE STOCKHOLDERS TO LOSE A SUBSTANTIAL PART OF THEIR INVESTMENT IN OUR STOCK.

     The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. During 2002, the closing sales price of our common stock ranged from $10.22 to $21.47. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

     The market price of our common stock will likely fluctuate in response to a number of factors, including the following:

•	domestic and international economic, business and political conditions;

•	economic conditions within the pharmaceutical and biotechnology industries;

•	our failure to meet our performance estimates or the performance estimates of securities analysts;

•	changes in financial estimates of our revenues and operating results or buy/sell recommendations by us or securities analysts; and

•	the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof.

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

AVAILABLE INFORMATION

     We maintain a site on the world wide web at www.moleculardevices.com, however, information found on our web site is not incorporated by reference into this report. We make available free of charge on or through our website our annual report of Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2. PROPERTIES

     We lease two facilities in Sunnyvale, California and one facility in Downington, Pennsylvania which include laboratory, manufacturing and administrative space. We also lease sales and service offices in the United Kingdom, Germany and Japan, a manufacturing facility in Norway, and a research and development facility in Switzerland. We believe that our current facilities will be sufficient for our operations through at least 2003. These properties are described below:

LOCATION	OWNERSHIP	FACILITIES	LEASE EXPIRATION

1311 Orleans Drive Sunnyvale, CA 94089	Leased	Approximately 60,000 square feet of office, laboratory and manufacturing space	October 31, 2007

1312 Crossman Avenue Sunnyvale, CA 94089	Leased	Approximately 54,400 square feet of office, laboratory and manufacturing space	October 31, 2007

402 Boot Road Downington, PA 19335	Leased	Approximately 27,900 square feet of office, laboratory and manufacturing space	August 25, 2010

Oslo, Norway	Leased	Approximately 17,500 square feet of office and manufacturing space	January 1, 2007

Wokingham, England	Leased	Approximately 4,200 square feet of office space	August 20, 2009

Munich, Germany	Leased	Approximately 3,500 square feet of office space	October 31, 2006

Osaka, Japan	Leased	Approximately 3,700 square feet of office space	March 31, 2005

Tokyo, Japan	Leased	Approximately 1,100 square feet of office space	June 30, 2003

Lausanne, Switzerland	Leased	Approximately 2,200 square feet of office and laboratory space	April 1, 2004

ITEM 3. LEGAL PROCEEDINGS

     On April 16, 2002, Caliper Technologies Corp. filed a patent infringement lawsuit against us alleging that our IMAP assay kits infringe U.S. patents held by Caliper. We believe that none of our products infringe any claim of the Caliper patents. On May 8, 2002, we filed an answer and counter-claim to Caliper’s lawsuit denying all allegations of infringement, setting forth certain affirmative defenses and making a counter-claim for declaratory relief that, among other things, we are not infringing and have not infringed any valid and enforceable claim of the Caliper patent and that the Caliper patent is invalid. Caliper has also made a motion for preliminary injunction which is expected to be decided in the second or third quarter of calendar 2003. We intend to oppose vigorously this motion. If Caliper were to prevail in this motion, we may be prohibited from selling IMAP assay kits until completion of the litigation, which may take several additional months. If we do not prevail in litigation, we may be prohibited permanently from selling IMAP assay kits. Our inability to sell IMAP assay kits could have an adverse impact on our overall customer relations.

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

	2002		2001

	HIGH	LOW	HIGH	LOW

First Quarter	$21.47	$17.83	$77.38	$38.88
Second Quarter	19.64	14.40	49.99	17.00
Third Quarter	16.15	10.22	24.58	17.51
Fourth Quarter	19.32	10.87	22.46	15.50

     Historically, we have not paid cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. The Board of Directors will determine any future cash dividends. As of March 21, 2003, we had approximately 158 stockholders of record. On March 21, 2003, the last sale price reported on the Nasdaq National Market for our common stock was $11.00 per share.

     We entered into an employment arrangement with Patricia Sharp, Vice President of Human Resources, pursuant to which we were obligated to issue to her shares of our common stock in exchange for services rendered. As a result of this arrangement, we issued shares of our common stock to Ms. Sharp in 2001 and 2002 on the dates and amounts indicated below in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

Number of
Shares	Date of Issue

312	03/05/2001
312	06/05/2001
313	09/05/2001
312	12/05/2001
313	03/05/2002
312	06/05/2002
313	09/05/2002

Certain information required to be disclosed by Item 201(d) of Regulation S-K is incorporated herein by reference.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected historical financial information for Molecular Devices, certain portions of which are based on, and should be read in conjunction with, our audited consolidated financial statements that are being filed as a part of this report.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$102,157	$92,231	$96,035	$71,902	$52,234
Cost of revenues	40,561	35,538	35,583	26,299	20,203

Gross profit	61,596	56,693	60,452	45,603	32,031
Operating expenses:
Research and development	18,002	15,105	16,796	14,150	11,158
Acquired in-process research and development (1)	—	12,625	—	2,037	876
Merger expenses (1)	—	—	15,181	—	—
Selling, general and administrative	35,435	33,381	31,906	25,630	19,386

Total operating expenses	53,437	61,111	63,883	41,817	31,420

Income (loss) from operations (1)	8,159	(4,418)	(3,431)	3,786	611
Other income, net	1,562	3,806	4,912	1,921	2,178

Income (loss) before income taxes	9,721	(612)	1,481	5,707	2,789
Income tax provision	2,916	4,625	6,415	2,056	956

Net income (loss)	$6,805	$(5,237)	$(4,934)	$3,651	$1,833

Basic net income (loss) per share	$0.44	$(0.32)	$(0.32)	$0.27	$0.15

Diluted net income (loss) per share	$0.44	$(0.32)	$(0.32)	$0.26	$0.14

Shares used in computing basic net income (loss) per share	15,348	16,192	15,246	13,347	12,407

Shares used in computing diluted net income (loss) per share	15,457	16,192	15,246	14,149	12,965

Pro Forma Consolidated Statements of Operations Data (2):
Pro forma operating income	$8,159	$8,207	$11,750	$5,823	$1,487

Pro forma net income	$6,805	$7,388	$10,247	$4,954	$2,409

Pro forma diluted net income per share	$0.44	$0.45	$0.62	$0.35	$0.19

	As of December 31,

	2002	2001	2000	1999	1998

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$53,783	$67,257	$97,091	$36,650	$40,030
Working capital	84,851	99,422	138,184	65,748	55,014
Total assets	162,901	152,361	180,033	86,849	72,319
Retained earnings (accumulated deficit)	(33,848)	(40,653)	(4,833)	101	(3,550)
Total stockholders’ equity	142,804	137,485	163,633	74,304	60,700

(1)	Our 2001 income from operations included a $12.6 million write-off for the acquisition of in-process research and development costs relating to our acquisition of Cytion S.A.. Our 2000 income from operations included a $15.2 million charge related to direct costs incurred due to the merger with LJL BioSystems, which was accounted for as a pooling of interests. Our 1999 income from operations included a $2.0 million write-off for the acquisition of in-process research and development costs relating to our acquisition of Skatron Instruments AS. Our 1998 income from operations included an $876,000 write-off for the acquisition of in-process research and development relating to our acquisition of certain technology rights from Affymax Research Institute, a subsidiary of GlaxoSmithKline.

(2)	We have excluded the impact of the write-offs of acquired in-process research and development and merger expenses in 2001, 2000, 1999, and 1998 described in footnote (1) above, net of tax.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Except for the historical information contained herein, the following discussion contains “forward-looking” statements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes”, “anticipates”, “plans”, “predicts”, “expects”, “estimates”, “intends”, “will”, “continue”, “may”, “potential”, “should” and similar expressions are intended to identify forward-looking statements. There area number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, those discussed in this section as well as under “Item I. Business—Business Risks” and “Qualitative and Quantitative Disclosures about Market Risk” and the risks detailed from time to time in the Company’s SEC reports, including this Annual Report on Form 10-K for the year ended December 31, 2002.

     We are a leading supplier of high-performance bioanalytical measurement systems which accelerate and improve drug discovery and other life sciences research. Our systems and consumables enable pharmaceutical and biotechnology companies to leverage advances in genomics, proteomics and combinatorial chemistry by facilitating the high-throughput and cost-effective identification and evaluation of drug candidates. Our solutions are based on its advanced core technologies that integrate our expertise in engineering, molecular and cell biology, and chemistry. We enable our customers to improve research productivity and effectiveness, which ultimately accelerates the complex process of discovering and developing new drugs.

     Our customers include small and large pharmaceutical, biotechnology and industrial companies as well as medical centers, universities, government research laboratories and other institutions throughout the world. No single customer accounted for more than 5% of our consolidated revenues in 2002, 2001 or 2000. We recognize revenue on the sale of our products, when collectibility is reasonably assured, at the time of shipment and transfer of title to customers and distributors. There are no significant customer acceptance requirements or post shipment obligations on our part. Service contract revenue is deferred at the time of sale and recognized ratably over the period of performance. Total service revenue was 8%, 6% and 4% of total revenues in 2002, 2001 and 2000, respectively. In 2002, sales to customers outside the United States accounted for 39% of total revenues and total sales denominated in foreign currencies accounted for 31% of total revenues. We currently do not hedge our exposure to movements in foreign currency exchange rates, however we may do so in the future. We typically experience a decrease in the level of sales in the first calendar quarter as compared to the fourth quarter of the preceding year because of budgetary and capital equipment purchasing patterns in the life sciences industry. We expect this trend to continue in future years.

     In June 2002, we acquired Universal Imaging Corporation, a developer and distributor of cellular imaging software and drug discovery tools. In 2001, we acquired Nihon Molecular Devices, a sales and service operation in Japan, as well as Cytion S.A., a research and development company in Switzerland.

     We acquired all of the outstanding stock of LJL BioSystems in a tax-free, stock-for-stock transaction in August 2000, as a result of which LJL BioSystems became a wholly owned subsidiary. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, all financial information includes the operations of LJL BioSystems for all periods presented.

     All of the acquired companies were integrated into our existing business and accordingly no new operating segments were created.

CRITICAL ACCOUNTING POLICIES

     Management’s discussion and analysis of Molecular Devices’ financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, bad debts, inventories, intangible assets, equity investments, income taxes and warranty obligations. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition and Warranty

     We recognize product revenue at the time of shipment and transfer of title when collectibility is reasonably assured. Software revenue is recognized at the time of sale and in accordance with AICPA Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”). There are no significant customer acceptance requirements or post-shipment obligations on the part of Molecular Devices for product or software sales.

     Future warranty costs are estimated based on historical experience and provided for at the time of sale. Freight costs for revenue-generating shipments are charged to costs of goods sold. Amounts received prior to completion of the earnings process are recorded as customer deposits or deferred revenue, as appropriate. Service contract revenue is deferred at the time of sale and recognized ratably over the period of performance.

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

Inventories

     Inventories are stated on a first-in, first-out basis at the lower of cost or market. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional inventory write downs may be required.

Equity Investments

     We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20 percent of voting securities and we do not have the ability to exercise significant influence over operations. When our ownership exceeds 20 percent of voting securities but is less than 50 percent, or we have the ability to exercise significant influence, the investment is accounted for under the equity method. Under the equity method, the investee’s proportionate share of net income or loss and amortization of the investee’s net excess investment over its equity in net assets is included in net income or loss. As of December 31, 2002, we did not hold any investments accounted for under the equity method. We regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the fair values. We monitor the preceding factors to identify events or circumstances which would cause us to test for other than temporary impairment and revise our assumptions for the estimated recovery of equity investments.

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

     At December 31, 2002, we had net deferred tax assets of $8.5 million. Realization of these assets is dependent on our ability to generate significant future taxable income. We believe that sufficient income will be earned in the future to realize these assets. We will evaluate the realizability of the deferred tax assets and assess the need for valuation allowances periodically.

     Various factors may have favorable or unfavorable effects upon our effective tax rate in 2003 and subsequent years. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, future levels of R&D spending, future levels of capital expenditures, and our success in R&D and commercializing products.

RESULTS OF OPERATIONS

     The following table summarizes our consolidated statement of income as a percentage of revenues:

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

Revenues	100.0%	100.0%	100.0%
Cost of revenues	39.7	38.5	37.1

Gross profit	60.3	61.5	62.9
Research and development	17.6	16.4	17.5
Write-off of acquired in-process research and development	—	13.7	—
Merger expenses	—	—	15.8
Selling, general and administrative	34.7	36.2	33.2

Income (loss) from operations	8.0	(4.8)	(3.6)
Other income, net	1.5	4.1	5.2

Income (loss) before income taxes	9.5	(0.7)	1.6
Income tax provision	2.8	5.0	6.7

Net income (loss)	6.7%	(5.7)%	(5.1)%

Pro forma operating income(1)	8.0%	8.9%	12.2%

Pro forma net income(1)	6.7%	8.0%	10.7%

(1)	Excludes the impact of the write-off of acquired in-process research and development in 2001 and merger expenses recorded in 2000, net of tax.

YEARS ENDED DECEMBER 31, 2002 AND 2001

     Revenues for 2002 increased by 11% to $102.2 million from $92.2 million in 2001. This increase was due to the launch of the IonWorks HT, along with the inclusion of seven months of revenue from Universal Imaging Corporation (“UIC”), acquired on June 1, 2002. Our revenues are broken into two product families. The Drug Discovery product family, which includes cell analysis and HTS systems, consists of IonWorks HT, FLIPR, CLIPR, Analyst, Discovery-1 and Cytosensor systems. The Life Sciences Research product family, which includes bench top detection and liquid handling products, consists of Maxline, Skatron, MetaMorph and Threshold products. Drug Discovery product family revenues increased 4% in 2002 due to launch of IonWorks HT in the third quarter, increased sales of FLIPR products and the addition of the Discovery-1 product line from UIC. Revenues in the Life Sciences Research product family increased 16% in 2002 largely due to the addition of the MetaMorph product line from UIC and growth in sales of the Threshold and Skatron product lines.

     Gross margin decreased to 60.3% in 2002, from 61.5% in 2001. This decrease was primarily due to overall product sales that were more heavily weighted in lower margin products.

     Research and development expenses increased by 19% to $18.0 million (18% of revenues) in 2002 from $15.1 million (16% of revenues) in 2001. This increase was primarily driven by inclusion of a full year’s research and development expenses at Cytion S.A. (“Cytion”), which we acquired in July 2001, and the research and development expenses incurred at UIC.

     Selling, general and administrative expenses increased by 6% to $35.4 million (35% of revenues) in 2002 from $33.4 million (36% of revenues) in 2001. This increase resulted from the inclusion of the selling, general and administrative expenses of UIC.

     Other income, net, consisting primarily of interest income, decreased by 59% to $1.6 million in 2002 from $3.8 million in 2001. This was due to lower average cash and short-term investment balances (due to the share repurchase plan executed in the first quarter and the UIC acquisition in the second quarter) and decreased interest rates in 2002.

     We recorded tax provisions of $2.9 million (an effective tax rate of 30%) and $4.6 million (an effective tax rate of 38.5%) for 2002 and 2001, respectively. The decrease in our effective tax rate resulted from tax benefits recognized in 2002 associated with our international operations. The effective tax rates for 2002 and 2001 are calculated on profit before tax excluding the write-off of acquired in-process research and development expenses in 2001, which is not deductible for income tax purposes.

YEARS ENDED DECEMBER 31, 2001 AND 2000

     Revenues for 2001 decreased by 4% to $92.3 million from $96.0 million in 2000. The soft economic environment in 2001 affecting purchasing decisions on our higher priced instrument systems resulted in this top-line decline. Drug Discovery product family revenues were down 10.8% from 2000, due in large part to significant declines in the LJL product line. This decline was offset by a 3.2% increase in revenues from our Life Sciences Research product family, led by the FlexStation, which was introduced in the first quarter of 2001.

     Gross margin decreased to 61.5% in 2001, from 62.9% in 2000. The decrease related in part from decreased list prices for our LJL product line, as well as increased discounting on other high-cost instruments in an attempt to offset the impact of the soft economic environment.

     Research and development expenses for 2001 decreased to $15.1 million from $16.8 million in 2000, or a decrease of 10%. Research and development expenses as a percentage of revenues were 16% in 2001 and 18% in 2000. The decrease was the result of a reduction in spending in response to our revised economic outlook, as well as synergies created by our merger with LJL BioSystems, offset by increased spending related to our acquisition of Cytion. We do not believe the decreased spending has materially impacted any development projects.

     In July 2001, we acquired Cytion and accounted for the acquisition under the purchase method of accounting. We allocated a portion of the purchase price to purchased in-process technologies for $12.6 million. We wrote this off entirely in the third quarter of 2001. The write-off of purchased in-process technologies represented the fair value at the acquisition date, calculated utilizing the income approach, of the portion of certain in-process research and development projects that were not reliant upon core technology. The acquired in-process research and development had no alternative future use at the date of acquisition.

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

     Other income (net), consisting primarily of interest income, decreased by 23% in 2001 to $3.8 million from $4.9 million in 2000 due to lower average cash and investment balances and the significant decline in interest rates in 2001. Lower average cash balances result principally from a share repurchase plan under which we repurchased more than 1.5 million shares of our common stock and our acquisition of Cytion.

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

LIQUIDITY AND CAPITAL RESOURCES

     We had cash, cash equivalents and short-term investments of $53.8 million at December 31, 2002 compared to $67.3 million at December 31, 2001. In 2002, operating activities provided $15.3 million in cash.

     Net cash used by investing activities was $24.8 million in 2002, which included $22.9 million spent on the acquisition (net of cash acquired) of UIC and $2.3 million of capital expenditures, partially offset by the proceeds from the net maturities of $835,000 of short-term investments.

     Net cash used in financing activities was $3.7 million in 2002, due to $4.5 million spent to repurchase 220,000 shares of our common stock, offset by $798,000 of proceeds from the issuance of common stock for options exercised and employee stock purchases. The share repurchases all occurred in the first quarter of 2002, and accounted for approximately 1.4% of the shares outstanding as of December 31, 2002 and 2001. Additionally, approximately 1.3 million shares remain available for repurchase under the stock repurchase program approved by our Board of Directors in October 2001.

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

     Our facilities are leased under noncancelable operating leases. In addition, we have a contractual commitment for the purchase of certain resale products and manufacturing components with certain vendors ending in 2003. As of December 31, 2002, the following is a summary of our contractual obligations (in millions):

	Payments Due by Period

			2004 to	2006 to	2008 and
	Total	2003	2005	2007	thereafter

Operating leases	$26.9	$5.2	$10.5	$9.8	$1.4
Unconditional purchase obligations	1.4	1.4	—	—	—

Total contractual cash obligations	$28.3	$6.6	$10.5	$9.8	$1.4

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which supersedes both Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (FAS 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121. For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. FAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike FAS 121, an impairment assessment under FAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under FAS No. 142, “Goodwill and Other Intangible Assets.” The Company adopted FAS 144 in 2002. The adoption of SFAS 144 did not have a material impact on financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, the FASB released FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. We have adopted the disclosure provisions and do not expect the full adoption of FIN 45 to have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123” (“SFAS 148”). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 are effective for the Company’s fiscal year 2002. The interim disclosure requirements are effective for the first quarter of fiscal year 2003. We continue to account for stock-based compensation using APB 25 and have not adopted the recognition provisions of SFAS 123, as amended by SFAS 148. We do not expect the adoption of SFAS 148 to have material impact on our financial position or results of operations. See note 8 of the Notes to Consolidated Financial Statements included in this report for disclosures required by SFAS 148.

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

     Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. We invest our excess cash primarily in demand deposits with United States banks and money market accounts and short-term securities. These securities, consisting of $3.4 million of commercial paper and $6.7 million of U.S. government agency securities, are carried at market value, which approximate cost, typically mature or are redeemable within 90 to 360 days, and bear minimal risk. We have not experienced any significant losses on the investments.

     We are exposed to changes in foreign currency exchange rates primarily in the United Kingdom, France, Japan, Germany and Canada, where we sell direct in local currencies. All other foreign sales are denominated in U.S. dollars and bear no exchange rate risk. However, a strengthening of the U.S. dollar could make our products less competitive in overseas markets. Gains and losses resulting from foreign currency transactions have historically been immaterial. Translation gains and losses related to our foreign subsidiaries in the United Kingdom, Japan, Germany, Switzerland and Norway are accumulated as a separate component of stockholders’ equity. We do not currently engage in foreign currency hedging transactions, but may do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of Molecular Devices and financial statement schedules are attached to this report as pages 35 through 56.

     Financial Statements:

•	Report of Ernst & Young LLP, Independent Auditors

•	Consolidated Balance Sheets at December 31, 2002 and 2001

•	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002

•	Consolidated Statements of Stockholders’ Equity for the three years in the period ended December 31, 2002

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002

•	Notes to Consolidated Financial Statements

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors and Executive Officers may be found in the sections entitled “Proposal 1 — Election of Directors,” and “Executive Officers of the Company,” respectively, appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on May 29, 2003 (the “Proxy Statement”). Such information is incorporated herein by reference.

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

ITEM 14. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures: The Company’s principal executive and financial officers reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days before the filing date of this Form 10-K. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

     (b)  Changes in internal controls: There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1.     Financial Statements — See Index to Consolidated Financial Statements as Item 8 on page 27 of this report.

     2.     Financial Statement Schedule — See Index to Consolidated Financial Statements as Item 8 on page 27 of this report.

     3.     Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

2.1(1)	Form of Agreement and Plan of Merger between the Registrant and Molecular Devices Corporation, a California Corporation

2.2(2)	Stock and Asset Purchase Agreement, dated as of May 17, 1999, among Molecular Devices Corporation, a Delaware corporation, Helge Skare, Wiel Skare, Steinar Faanes and Sten Skare, each an individual resident in Norway, Skatron Instruments AS, a Norwegian company, and Skatron Instruments, Inc., a Virginia corporation

2.4(5)	Agreement and Plan of Merger and Reorganization dated as of June 7, 2000 by and among Molecular Devices Corporation, Mercury Acquisition Sub, Inc. and LJL BioSystems, Inc.

2.5(11)	Stock Purchase Agreement dated as of November 14, 2000 by and among JCR Pharmaceuticals, K.K. and Molecular Devices Corporation

2.6(12)	Stock Purchase Agreement dated as of July 6, 2001 by and among Molecular Devices, Cytion S.A., Jean-Pierre Rosat (as agent for the stockholders of Cytion) and each of the stockholders of Cytion.

2.7(13)	Stock Purchase Agreement dated as of June 1, 2002 by and among Molecular Devices, Universal Imaging Corporation, Theodore Inoue (as agent for the stockholders of Universal Imaging Corporation) and each of the stockholders of Universal Imaging Corporation.

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Bylaws of the Registrant

3.3(8)	Certificate of Amendment to Certificate of Incorporation

4.1(1)	Specimen Certificate of Common Stock of Registrant

10.1(1)*	1988 Stock Option Plan

10.2(1)*	Form of Incentive Stock Option under the 1988 Stock Option Plan

10.3(1)*	Form of Supplemental Stock Option under the 1988 Stock Option Plan

10.4(8)*	1995 Employee Stock Purchase Plan

10.6(1)*	Form of Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Stock Option Plan

10.8(1)*	Form of Incentive Stock Option under the 1995 Stock Option Plan

10.9(1)*	Form of Nonstatutory Stock Option under the 1995 Stock Option Plan

10.10(1)*	Form of Early Exercise Stock Purchase Agreement under the 1995 Stock Option Plan

10.11(1)*	Form of Indemnity Agreement between the Registrant and its Directors and Executive Officers

10.19(2)*	Key Employee Agreement for Joseph D. Keegan, Ph.D., dated March 11, 1998, as amended

10.20(3)	Exclusive License and Technical Support Agreement dated August 28, 1998 by and between the Registrant and Affymax

10.21(3)*	Employee Offer Letter for Tim Harkness

10.23(3)*	Employee Offer Letter for John Senaldi

10.24(4)*	1995 Non-Employee Director’s Stock Option Plan, as amended

10.25*	1995 Stock Option Plan, as amended

10.26(6)*	Employee Offer Letter for Patricia Sharp

10.27(7)*	LJL BioSystems 1994 Equity Incentive Plan and Forms of Agreements

10.28(7)*	LJL BioSystems 1997 Stock Plan and Forms of Agreements

10.29(7)*	LJL BioSystems 1998 Directors’ Stock Option Plan and Forms of Agreements

10.33(9)	Lease Agreement dated May 26, 2000 by and between Aetna Life Insurance Company and the Registrant

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.34(10)*	Change in Control Severance Benefit Plan

10.35(12)	Rights Agreement, dated October 25, 2001, among the Registrant and EquiServe Trust Company, N.A.

10.36(8)*	Key Employee Agreement for Stephen Oldfield

10.37(8)*	Key Employee Agreement for Tom O’Lenic

10.38*	2001 Stock Option Plan

10.39	Lease dated May 28, 2002 by and between The Irvine Company and the Registrant

10.40*	Letter Agreement dated April 11, 2002 by and between the Registrant and Joseph D. Keegan, Ph.D.

10.41*	Letter Agreement dated April 11, 2002 by and between the Registrant and Timothy A. Harkness

10.42*	Letter Agreement dated April 11, 2002 by and between the Registrant and John S. Senaldi

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Auditors

99.1**	Certification by the Chief Executive Officer and the Chief Financial Officer of Molecular Devices as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. Section 1350, as adopted) (the Sarbanes-Oxley Act of 2002), dated March 27, 2003.

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 1998, and filed August 13, 1998.

(3)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 1998, and filed November 13, 1998.

(4)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-8 (File No. 333-86159), as amended.

(5)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed June 12, 2000.

(6)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 2000 and filed on November 13, 2000.

(7)	Incorporated by reference to the similarly described exhibit filed with LJL BioSystems’ Registration Statement on Form S-1 (File No. 333-43529) declared effective on March 12, 1998.

(8)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2001 and filed on April 1, 2002.

(9)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2000 and filed on March 30, 2001.

(10)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated March 31, 2001 and filed on May 11, 2001.

(11)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 2001 and filed on August 14, 2001.

(12)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed October 30, 2001.

(13)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on June 12, 2002.

*	Management contract or compensatory plan or arrangement.

**	This certification “accompanies” the Form 10-K to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

(b)	Reports on Form 8-K

None

(c)	Exhibits

See Item 15(a) above.

(d)        Financial Statement Schedule

            See Item 15(a) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2003.

MOLECULAR DEVICES CORPORATION

By:	/s/ Joseph D. Keegan
Joseph D. Keegan, Ph.D. President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Joseph D. Keegan
Joseph D. Keegan, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003

/s/ Timothy A. Harkness
Timothy A. Harkness	Vice President, Finance and Chief Financial and Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ Moshe H. Alafi
Moshe H. Alafi	Director	March 27, 2003

/s/ David L. Anderson
David L. Anderson	Director	March 27, 2003

/s/ A. Blaine Bowman
A. Blaine Bowman	Director	March 27, 2003

/s/ Paul Goddard
Paul Goddard, Ph.D.	Director	March 27, 2003

/s/ Andre F. Marion
Andre F. Marion	Director	March 27, 2003

/s/ Harden M. McConnell
Harden M. McConnell, Ph.D.	Director	March 27, 2003

/s/ J. Allan Waitz
J. Allan Waitz, Ph.D.	Director	March 27, 2003

CERTIFICATION

I, Joseph D. Keegan, Ph.D., certify that:

1.     I have reviewed this annual report on Form 10-K of Molecular Devices Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003

/s/ Joseph D. Keegan
Joseph D. Keegan, Ph.D. President, Chief Executive Officer

CERTIFICATION

I, Timothy A. Harkness, certify that:

1.     I have reviewed this annual report on Form 10-K of Molecular Devices Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003

/s/ Timothy A. Harkness
Timothy A. Harkness Vice President, Finance, Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Molecular Devices Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Molecular Devices Corporation and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molecular Devices Corporation and its subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP

Palo Alto, California January 27, 2003

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$43,733	$56,372
Short-term investments	10,050	10,885
Accounts receivable net of allowance for doubtful accounts of $434 and $1,148 at December 31, 2002 and 2001, respectively	26,443	23,612
Inventories	17,722	17,181
Deferred tax assets	5,230	4,015
Other current assets	1,770	2,233

Total current assets	104,948	114,298
Equipment and leasehold improvements, net	10,943	10,323
Goodwill	26,017	7,171
Other assets	20,993	20,569

	$162,901	$152,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,863	$2,470
Accrued compensation	4,610	3,264
Other accrued liabilities	8,361	5,571
Deferred revenue	4,263	3,571

Total current liabilities	20,097	14,876

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000,000 shares authorized and outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares authorized; 15,555,190 and 15,491,844 shares issued and 15,312,892 and 15,481,844 outstanding at December 31, 2002 and 2001, respectively	15	15
Additional paid-in capital	181,773	181,233
Accumulated deficit	(33,848)	(40,653)
Treasury stock, at cost; 242,298 and 10,000 shares at December 31, 2002 and 2001, respectively	(4,632)	(160)
Deferred compensation	—	(332)
Accumulated other comprehensive loss	(504)	(2,618)

Total stockholders’ equity	142,804	137,485

	$162,901	$152,361

See accompanying notes.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years ended December 31,

	2002	2001	2000

Revenues	$102,157	$92,231	$96,035
Cost of revenues	40,561	35,538	35,583

Gross profit	61,596	56,693	60,452

Operating expenses:
Research and development	18,002	15,105	16,796
Acquired in-process research and development	—	12,625	—
Merger expenses	—	—	15,181
Selling, general and administrative	35,435	33,381	31,906

Total operating expenses	53,437	61,111	63,883

Income (loss) from operations	8,159	(4,418)	(3,431)
Other income, net	1,562	3,806	4,912

Income (loss) before income taxes	9,721	(612)	1,481
Income tax provision	2,916	4,625	6,415

Net income (loss)	$6,805	$(5,237)	$(4,934)

Basic net income (loss) per share	$0.44	$(0.32)	$(0.32)

Diluted net income (loss) per share	$0.44	$(0.32)	$(0.32)

See accompanying notes.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock		Additional Paid-	Retained Earnings			Accumulated Other
			In	(Accumulated	Treasury Stock	Deferred	Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	(at cost)	Compensation	Income (Loss)	Equity

Balance at December 31, 1999	13,488,821	$14	$75,271	$101	$—	$(589)	$(493)	$74,304

Comprehensive income
Net loss		—	—	(4,934)	—	—	—	(4,934)
Currency translation		—	—	—	—	—	(435)	(435)

Total comprehensive loss								(5,369)

Issuance of shares of common stock in public offering, net	2,234,000	2	79,341					79,343
Issuance of shares of common stock for options exercised	567,162	1	7,074	—	—	—	—	7,075
Issuance of shares of common stock under Employee Stock Purchase Plan	32,748	—	847	—	—	—	—	847
Stock compensation expense			798					798
Tax benefits from employee stock transactions		—	6,266	—	—	—	—	6,266
Deferred stock compensation			223			(223)		—
Amortization of deferred stock compensation	8,436	—	—	—	—	369	—	369

Balance at December 31, 2000	16,331,167	17	169,820	(4,833)	—	(443)	(928)	163,633

Comprehensive income
Net loss		—	—	(5,237)	—	—	—	(5,237)
Currency translation		—	—	—	—	—	(1,690)	(1,690)

Total comprehensive loss								(6,927)

Issuance of shares of common stock to acquire Cytion S.A.	400,000	—	7,376					7,376
Issuance of shares of common stock for options exercised and restricted stock granted	210,204	—	3,384	—	—	111	—	3,495
Issuance of shares of common stock under Employee Stock Purchase Plan	37,714	—	653	—	—	—	—	653
Issuance of shares of common stock for cashless warrant exercise	12,759	—	—	—	—	—	—	—
Repurchase of shares of common stock	(1,510,000)	—			(30,745)			(30,745)
Retirement of common stock in treasury	—	(2)		(30,583)	30,585			—

Balance at December 31, 2001	15,481,844	15	181,233	(40,653)	(160)	(332)	(2,618)	137,485

Comprehensive income
Net income		—	—	6,805	—	—	—	6,805
Currency translation		—	—	—	—	—	2,114	2,114

Total comprehensive income								8,919

Issuance of shares of common stock for options exercised and restricted stock granted	25,107	—	371	—	—	74	—	445
Issuance of shares of common stock under Employee Stock Purchase Plan	28,194	—	427	—	—	—	—	427
Repurchase of shares of common stock	(222,253)	—	—	—	(4,472)	—	—	(4,472)
Reversal of deferred compensation for terminated employees	—	—	(258)	—	—	258	—	—

Balance at December 31, 2002	15,312,892	$15	$181,773	$(33,848)	$(4,632)	$—	$(504)	$142,804

See accompanying notes.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$6,805	$(5,237)	$(4,934)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,847	3,710	2,077
Charge for acquired in-process research and development	—	12,625	—
Amortization of deferred compensation	74	111	369
Stock compensation expense	—	—	798
Amortization of goodwill (in 2001 and 2000) and other intangible assets	280	624	314
Income tax benefit realized as a result of employee exercises of stock options	—	—	6,266
(Increase) decrease in assets:
Accounts receivable	(345)	3,949	(8,098)
Inventories	10	(5,069)	(2,547)
Deferred tax assets	827	942	(611)
Other current assets	594	3,639	(4,911)
Increase (decrease) in liabilities:
Accounts payable	(145)	(3,015)	1,033
Accrued compensation	1,030	(875)	924
Other accrued liabilities	1,690	1,286	1,224
Deferred revenue	595	1,083	956

Net cash provided by (used in) operating activities	15,262	13,773	(7,140)

Cash flows from investing activities:
Purchases of investments	(17,680)	(14,818)	(113,113)
Proceeds from sales and maturities of investments	18,515	59,192	62,421
Capital expenditures	(2,295)	(3,784)	(7,436)
Acquisitions, net of cash on hand	(22,927)	(10,367)	—
Other assets	(372)	(472)	(11,531)

Net cash provided by (used in) investing activities	(24,759)	29,751	(69,659)

Cash flows from financing activities:
Repayment of borrowings	—	(586)	(282)
Issuance of common stock	798	4,037	87,265
Purchase of treasury stock	(4,472)	(30,745)	—

Net cash provided by (used in) financing activities	(3,674)	(27,294)	86,983

Effect of exchange rate changes on cash	532	(1,690)	(435)

Net (decrease) increase in cash and cash equivalents	(12,639)	14,540	9,749
Cash and cash equivalents at beginning of year	56,372	41,832	32,083

Cash and cash equivalents at end of year	$43,733	$56,372	$41,832

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$44	$88

Income taxes	$496	$802	$4,300

Supplemental schedule of noncash investing and financing activities:
Disposals of fully depreciated equipment and leasehold improvements	$333	$10	$538

Issuance of 400,000 shares of common stock in conjunction with the acquisition of Cytion S.A. in July 2001	$—	$7,376	$—

See accompanying notes.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Molecular Devices Corporation (“Molecular Devices”), a Delaware corporation, is principally involved in the design, development, manufacture, sale and service of bioanalytical measurement systems for life sciences and drug discovery applications. The principal customers for Molecular Devices’ products include leading pharmaceutical and biotechnology companies as well as medical centers, universities, government research laboratories and other institutions throughout the world.

     The consolidated financial statements include the accounts of Molecular Devices and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Investments

     Molecular Devices’ short-term investments consist of marketable securities classified as “available-for-sale,” with maturities of one year or less at the time of purchase. Available-for-sale securities are carried at fair market value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses on securities sold are based on the specific identification method and are included in the results of operations. Realized gains and losses have been historically immaterial and combined with interest income in the “other income, net” line of the consolidated statement of operations.

     Fair values of marketable securities are based on quoted market values at December 31, 2002 and 2001. At December 31, 2002, the difference between the fair value and amortized cost of marketable securities was not significant. Short-term investments consisted of $6.7 million and $4.0 million in federal government securities and $3.4 million and $6.9 million of corporate securities maturing within twelve months or less as of December 31, 2002 and 2001, respectively.

Concentration of Credit Risk

     Financial instruments, which potentially subject Molecular Devices to concentrations of credit risk, are primarily cash, cash equivalents, short-term investments and accounts receivable. Molecular Devices deposits cash with high credit quality financial institutions. Molecular Devices’ cash equivalents and marketable securities are primarily invested in federal government agency obligations and corporate securities that have various maturities during 2003.

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

Equipment and Leasehold Improvements

     Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (ranging from three to five years). Leasehold improvements are amortized over the remaining term of the lease, or the life of the asset, whichever is shorter. Maintenance and repairs are expensed as incurred. Depreciation expense for 2002, 2001 and 2000 was $3.2 million, $2.6 million, and $2.1 million, respectively.

Goodwill

     Goodwill represents the difference between the purchase price and the fair value of net assets when accounted for by the purchase method of accounting. Prior to 2002, goodwill was amortized using the straight-line method over 10 to 15 years. In January 2002, we adopted FAS 142 and, accordingly, ceased amortizing goodwill. In conjunction with the adoption of FAS 142, we performed an initial impairment test of goodwill and found no impairment. The gross amount of goodwill was $27.0 million and $8.2 million at December 31, 2002 and 2001, respectively.

     The following table presents the impact of adopting of FAS 142 had the standard been in effect for the years ended December 31, 2001 and 2000 (in thousands, except per share data):

	Years Ended December 31,

	2002	2001	2000

Reported net income (loss)	$6,805	$(5,237)	$(4,934)
Add back: Goodwill amortization	—	338	204

Adjusted net income (loss)	$6,805	$(4,899)	$(4,730)

Basic earnings per share:
Reported net income (loss)	$0.44	$(0.32)	$(0.32)
Add back: Goodwill amortization	—	0.02	0.01

Adjusted net income (loss)	$0.44	$(0.30)	$(0.31)

Diluted earnings per share:
Reported net income (loss)	$0.44	$(0.32)	$(0.32)
Add back: Goodwill amortization	—	0.02	0.01

Adjusted net income (loss)	$0.44	$(0.30)	$(0.31)

Other Assets

     Other assets include patents, developed technology, license fees, tradename and strategic investments in privately held companies that have been accounted for under the cost method. Patents, developed technology and license fees are amortized over their expected useful life of ten years. Tradename is assessed to have an indefinite life and therefore is not subject to amortization.

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

Equity Investments

     We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20 percent of voting securities and we do not have the ability to exercise significant influence over operations. When our ownership exceeds 20 percent of voting securities but is less than 50 percent, or we have the ability to exercise significant influence, the investment is accounted for under the equity method. Under the equity method, the investee’s proportionate share of net income or loss and amortization of the investee’s net excess investment over its equity in net assets is included in our net income or loss. As of December 31, 2002, we did not hold any investments accounted for under the equity method. We regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the fair values. We monitor the preceding factors to identify events or circumstances which would cause us to test for other than temporary impairment and revise our assumptions for the estimated recovery of equity investments. There were no investments considered impaired during any of the periods presented.

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

Revenue Recognition and Warranty

     We recognize product revenue at the time of shipment and transfer of title when collectibility is reasonably assured. Software revenue is recognized at the time of sale and in accordance with AICPA Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”). There are no significant customer acceptance requirements or post-shipment obligations on the part of Molecular Devices for product or software sales.

     Future warranty costs are estimated and provided for at the time of sale. Freight costs for revenue-generating shipments are charged to costs of goods sold. Amounts received prior to completion of the earnings process are recorded as customer deposits or deferred revenue, as appropriate. Service contract revenue is deferred at the time of sale and recognized ratably over the period of performance.

Advertising Costs

     Molecular Devices expenses the cost of advertising as incurred. Such costs approximated $1.1 million, $1.2 million and $1.4 million for 2002, 2001 and 2000, respectively.

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which supersedes both Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (FAS 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121. For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. FAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike FAS 121, an impairment assessment under FAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under FAS No. 142, “Goodwill and Other Intangible Assets.” The Company adopted FAS 144 in 2002. The adoption of SFAS 144 did not have a material impact on financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, the FASB released FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. We have adopted the disclosure provisions and do not expect the full adoption of FIN 45 to have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” (“SFAS 148”). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 are effective for the Company’s fiscal year 2002. The interim disclosure requirements are effective for the first quarter of fiscal year 2003. We continue to account for stock-based compensation using APB 25 and have not adopted the recognition provisions of SFAS 123, as amended by SFAS 148. We do not expect the adoption of SFAS 148 to have material impact on our financial position or results of operations. (See Note 8)

Per Share Data

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

     Computation of diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Weighted average common shares outstanding for The period	15,348	16,192	15,246
Common equivalent shares assuming exercise of stock options under the treasury stock method	109	—	—

Shares used in diluted per share calculation	15,457	16,192	15,246

Net income (loss)	$6,805	$(5,237)	$(4,934)

Basic net income (loss) per share	$0.44	$(0.32)	$(0.32)

Diluted net income (loss) per share	$0.44	$(0.32)	$(0.32)

     Options to purchase 2,115,476 shares of common stock at a weighted average per share exercise price of $30.84 were outstanding during 2002, but were not included in the computation of diluted earnings per share for that years as the options’ weighted-average exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. In 2001 and 2000, the total number of shares excluded from the calculations of diluted net loss per share was 307,000 and 1,163,000, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method.

Stock Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” Molecular Devices applies the intrinsic value method of accounting as described in APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, recognizes no compensation expense for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant. If Molecular Devices and LJL BioSystems had elected to recognize compensation cost based on the fair value of the options granted at grant date and shares issued under stock purchase plans as prescribed by SFAS 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

	Years ended December 31,

	2002	2001	2000

Net income (loss) - as reported	$6,805	$(5,237)	$(4,934)
Stock based compensation expense determined using the fair value method, net of tax	7,886	6,552	4,431

Net loss - pro forma	$(1,081)	$(11,789)	$(9,365)

Net income (loss) per share:
Basic - as reported	$0.44	$(0.32)	$(0.32)
Basic - pro forma	(0.07)	(0.73)	(0.61)
Diluted - as reported	0.44	(0.32)	(0.32)
Diluted - pro forma	(0.07)	(0.73)	(0.61)

     The pro forma net income and net income per share disclosed above is not likely to be representative of the effects on net income and net income per share on a pro forma basis in future years, as subsequent years may include additional grants and years of vesting.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Expected dividend yield	0%	0%	0%
Expected stock price volatility	85%	94%	84-100%
Risk-free interest rate	4.35%	4.6%	5.48-5.85%
Expected life of options	5.6 years	3.5 years	3-5 years

     The weighted average fair value of options granted during the year ended December 31, 2002, 2001 and 2000 was $14.06, $18.05, and $38.37, respectively.

Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net income (loss) and other items of comprehensive income (loss). Other comprehensive income (loss) includes cumulative translation adjustments from the translation of foreign subsidiaries’ financial statements, and unrealized gains and losses on available-for-sale securities, if material.

Change in Presentation

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. BALANCE SHEET AMOUNTS

	December 31,

	2002	2001

	(In thousands)
Inventories:
Raw materials	$6,462	$6,999
Work-in-process	1,840	1,347
Finished goods and demonstration equipment	9,420	8,835

	$17,722	$17,181

Equipment and leasehold improvements:
Machinery and equipment	$14,683	$12,718
Software	2,817	1,577
Furniture and fixtures	2,716	1,981
Leasehold improvements	5,887	5,694

	26,103	21,970
Less accumulated depreciation and amortization	(15,160)	(11,647)

Net equipment and leasehold improvements	$10,943	$10,323

Other assets:
Equity investments	$12,353	$12,353
Long–term deferred tax asset	3,278	5,310
Patents	2,569	1,311
Other	2,793	1,595

	$20,993	$20,569

Other accrued liabilities:
Accrued income tax	$3,060	$1,793
Warranty accrual	1,295	1,183
Other	4,006	2,595

	$8,361	$5,571

NOTE 3. LONG-TERM DEBT

     In February 1998, LJL BioSystems entered into an equipment financing agreement that provided a $1.3 million line of credit. The initial term of this agreement was through February 16, 1999. Amounts borrowed under this agreement incurred interest at 11.08% to 12.16%. The agreement was extended twice with the latest extension expiring on December 31, 1999. In March 2001, Molecular Devices paid $571,000 in principal and interest to terminate this agreement. As of December 31, 2002, Molecular Devices had no debt obligations.

NOTE 4. COMMITMENTS

     Molecular Devices’ facilities are leased under noncancelable operating leases. The leases generally require payment of taxes, insurance and maintenance costs on leased facilities. Minimum annual rental commitments under these noncancelable operating leases for the years ended 2003, 2004, 2005, 2006, 2007 and thereafter, are approximately $5.2 million, $5.3 million, $5.3 million, $5.4 million, and $5.8 million, respectively.

     Net rental expense under operating leases related to Molecular Devices’ facilities was approximately $5.0 million, $2.8 million, and $2.5 million, respectively, for each of the three years ended December 31, 2002, 2001 and 2000.

     Molecular Devices has a contractual commitment for the purchase of certain resale products and manufacturing components with vendors, ending in 2003. The minimum purchase commitment is based on a set percentage of our forecasted production, and for 2003, at current prices, is approximately $1.4 million. These purchase commitments are not expected to result in a loss.

     At the time of sale, the Company records an estimate for warranty costs that may be incurred under product warranties. Warranty expense and activity are estimated based on historical experience. The warranty accrual is evaluated periodically and adjusted for changes in experience. Changes in the Company’s warranty liability during 2002 were as follows (in thousands):

Balance December 31, 2001	$1,183
New warranties issued during the period	1,323
Cost of warranties incurred during the period	(1,140)
Changes in liabilities for pre-existing warranties	(71)

Balance December 31, 2002	$1,295

NOTE 5. ACQUISITIONS AND INVESTMENTS

Universal Imaging Corporation

     On June 1, 2002, Molecular Devices acquired Universal Imaging Corporation (“UIC”) pursuant to a Stock Purchase Agreement, in exchange for $22 million in cash. In addition, Molecular Devices incurred $1.2 million of acquisition costs. As a result of the acquisition, UIC became a wholly-owned subsidiary of Molecular Devices. The results of operations for UIC were included in Molecular Devices’ results of operations beginning June 1, 2002. The acquisition expands Molecular Devices’ portfolio of novel tools for cell analysis to include MetaMorph, cellular imaging software widely used in life sciences research, and the Discovery-1 screening system for drug discovery. The excess of the purchase price over the identified net assets of UIC has been allocated to goodwill, tradename and developed technology as follows (in thousands):

Acquired goodwill	$18,846
Acquired developed technology (amortized over ten years)	1,468
Acquired tradename	707
Net book value of acquired assets and liabilities which approximate fair value	2,179

$23,200

     The condensed balance sheet of UIC as of May 31, 2002 was as follows (in thousands):

Cash and cash equivalents	$274
Accounts receivable	1,351
Inventories	1,000
Other current assets	91

Total current assets	2,716
Fixed assets	1,141

Total assets	$3,857

Accounts payable and other current liabilities	$895
Long–term liabilities	783

Total liabilities	1,678
Stockholders’ equity	2,179

Total liabilities and stockholders’ equity	$3,857

Cytion S.A.

     On July 19, 2001, Molecular Devices acquired all of the capital stock of Cytion S.A. (“Cytion”) in exchange for $7.5 million in cash and 400,000 shares of Molecular Devices’ common stock valued at $7.4 million, based on the five-day average closing stock price as of July 10, 2001 announcement date. In addition, Molecular Devices assumed $581,000 of liabilities and incurred $900,000 of acquisition costs both of which were offset by deferred taxes of $549,000 generated by the transaction. Cytion was a Swiss developer of automated patch clamping systems based in Switzerland. The excess of the purchase price over the identified net assets of Cytion has been allocated to goodwill, acquired in-process research and development and patents. The following is the allocation of the purchase price (in thousands):

Acquired goodwill	$1,355
Acquired in-process research and development	12,625
Deferred taxes	(549)
Acquired patents	1,372
Fair value of acquired assets	973

Total purchase price	$15,776

     The condensed balance sheet of Cytion as of July 19, 2001 was as follows (in thousands):

Cash and cash equivalents	$1,183
Inventories	119
Other current assets	81

Total current assets	1,383
Fixed assets	171

Total assets	$1,554

Accounts payable and other accrued liabilities	$581

Stockholders’ equity	973

Total liabilities and stockholders’ equity	$1,554

     A one-time charge of $12.6 million for purchased in-process research and development expenses was recorded upon closing of the acquisition in the third quarter of 2001. The amounts allocated to in-process research and development were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The value of the projects was determined by estimating the costs to develop the in-process technology into commercially feasible products and estimating the present value of the net cash flows which management believed would result from the products.

     The results of operations for Cytion are included in Molecular Devices’ results of operations beginning July 20, 2001.

Nihon Molecular Devices

     On January 5, 2001, Molecular Devices acquired all of the capital stock of Nihon Molecular Devices (NMD), its Japanese distributor, in exchange for $3.2 million in cash. The acquisition was accounted for as a purchase. As a result, NMD became a wholly owned subsidiary of Molecular Devices. The results of operations for NMD are included in Molecular Devices’ results of operations beginning January 5, 2001. JCR Pharmaceuticals Co., Ltd. and Molecular Devices jointly established NMD in 1995 to import and sell Molecular Devices’ products in Japan. The excess of the purchase price over the identified net tangible assets of NMD ($2.1 million) has been allocated to goodwill.

LJL BioSystems

     On August 30, 2000, Molecular Devices acquired all of LJL BioSystems’ outstanding stock in a tax-free, stock-for-stock transaction. LJL BioSystems’ stockholders received 0.30 of a share of Molecular Devices’ common stock for each share of LJL BioSystems’ common stock. Molecular Devices issued approximately 4.5 million shares of common stock to acquire the outstanding LJL BioSystems shares on the closing date. In addition, Molecular Devices assumed outstanding options to acquire LJL BioSystems shares, which were converted into options to acquire approximately 557,000 shares of Molecular Devices’ common stock. Molecular Devices has accounted for the transaction as a pooling of interests, and, accordingly, the consolidated financial statements and all financial information have been restated to reflect the combined operations, financial position and cash flows of both companies. During the quarter ended September 30, 2000, Molecular Devices incurred approximately $15.2 million in merger related expenses, including transition costs, investment banking, legal and other advisory services, which were charged to operations as incurred.

Pro Forma Results

The unaudited pro forma results of operations for the years ended December 31, 2002, 2001, and 2000 for Molecular Devices are set forth below. This presentation assumes that the UIC acquisition had been consummated January 1, 2001 and that the Cytion and NMD acquisitions had been consummated on January 1, 2000. In accordance with FAS 141 and SEC regulations, this presentation excludes the charges for acquired in-process research and development, and the merger expenses associated with the LJL BioSystems pooling (in thousands, except per share amounts):

	Years ended December 31,

	2002	2001	2000

Revenue	$107,143	$101,900	$98,883
Net income	$7,039	$6,729	$6,402
Diluted net income per share	$0.46	$0.41	$0.42

The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred had the UIC acquisition been consummated on January 1, 2001, and had the Cytion and NMD acquisitions occurred on January 1, 2000, or of results that may occur in the future.

Upstate Group, Inc.

     In December 2000, Molecular Devices acquired a minority equity interest in Upstate Group, Inc, (“Upstate”), a private company, for $10 million in cash. The companies also announced the launch of a ten-year strategic partnership to provide new consumable reagent kits to the high-throughput screening market. Under the partnership agreement, Molecular Devices is the exclusive distributor of all kits co-developed by Upstate and Molecular Devices, which will be optimized to perform on Molecular Devices’ drug discovery instrumentation platforms. Upstate is a leading supplier of reagents to the drug discovery and life sciences research markets, with particular strength in “cell-signaling” reagents such as kinases. Molecular Devices accounts for its investment in Upstate using the cost method because Molecular Devices does not have the ability to exercise significant influence over Upstate’s operating and financial policies.

NOTE 6. GOODWILL AND PURCHASED INTANGIBLE ASSETS

     In 2002, $18.8 million of goodwill was acquired, bringing the December 31, 2002 balance to $26.0 million.

     Purchased intangible assets not subject to amortization are comprised of tradename, valued at $707,000 and $0 at December 31, 2002 and 2001, respectively.

     Purchased intangible assets subject to amortization consisted of the following (in thousands):

	December 31, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Patents	$1,372	$198	$1,174	$1,372	$61	$1,311
Developed technology	1,468	73	1,395	—	—	—

Total	$2,840	$271	$2,569	$1,372	$61	$1,311

     The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Amortization
For the years ending December 31,	Expense

2003	$284
2004	284
2005	284
2006	284
2007	284
Thereafter	1,149

$2,569

NOTE 7. STOCKHOLDERS’ EQUITY

Treasury Stock

     In the first quarter of 2002, Molecular Devices completed the repurchase of 220,000 shares of its common stock. In the third and fourth quarters of 2001, Molecular Devices completed the repurchase of 1,510,000 shares of its common stock. These repurchases occurred at various times throughout the periods subsequent to approval of two repurchase programs by the Molecular Devices Board of Directors in July 2001 and October 2001, each allowing for the repurchase of up to 1.5 million shares. In October 2001, 1,500,000 shares were retired. As of December 31, 2002, 242,298 shares remained on our balance sheet as treasury stock, at cost.

NOTE 8. EQUITY INCENTIVE PLANS

     Under Molecular Devices’ 1995 Stock Option Plan (“1995 Plan”), a total of 3,250,000 shares of Molecular Devices’ common stock have been reserved for issuance as either incentive or nonqualified stock options to officers, directors, employees and consultants of Molecular Devices. Option grants expire in ten years and generally become exercisable in increments over a period of four to five years from the date of grant. Options may be granted with different vesting terms from time to time.

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

     In connection with an increase of 1,000,000 shares to the Molecular Devices 1995 Plan on May 24, 2001, an amendment to LJL BioSystems’ stock plans was approved to prohibit future grants under the plans and to decrease the aggregate number of shares authorized for issuance to the number of shares subject to outstanding options under the plans. In 2002 and 2001, the aggregate number of shares authorized under the LJL BioSystems’ plans was decreased by 634,521 and 610,391, respectively.

     The following table summarizes the activity under all of the Molecular Devices’ plans and LJL BioSystems’ plans on a combined basis:

	Shares		Weighted
	Available for	Options	Average
	Future Grant	Outstanding	Exercise Price

Balance December 31, 1999	1,134,745	2,001,782	$16.70
Authorized	242,500	—	—
Granted	(768,034)	765,534	52.49
Exercised	—	(577,254)	13.74
Cancelled	342,594	(342,594)	31.19

Balance December 31, 2000	951,805	1,847,468	29.89
Authorized	1,100,000	—	—
Granted	(884,950)	884,950	27.75
Exercised	—	(208,954)	15.43
Cancelled	298,107	(298,107)	30.48
Plan Expired	(610,391)	—	—

Balance December 31, 2001	854,571	2,225,357	30.32
Authorized	500,000	—	—
Granted	(591,813)	591,813	19.41
Exercised	—	(24,169)	14.28
Cancelled	227,669	(227,669)	33.76
Plan Expired	(24,130)	—	—

Balance December 31, 2002	966,297	2,565,332	$27.87

     The following table is a summary of Molecular Devices’ outstanding and exercisable options at December 31, 2002:

Options outstanding				Options exercisable

Range of	Number	Weighted-average remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life (Yr.)	exercise price	exercisable	exercise price

$0.33 to $3.33	16,739	3.8	$3.01	16,739	$3.01
$5.25 to $8.54	101,350	3.2	6.43	95,935	6.31
$10.22 to $14.50	217,008	6.3	13.72	165,671	14.23
$15.00 to $19.50	304,917	6.8	18.15	168,614	18.03
$20.20 to $23.54	1,088,140	8.5	21.75	289,060	22.72
$26.63 to $29.19	249,441	6.4	26.79	177,906	26.80
$35.25 to $39.69	119,675	7.3	38.63	65,425	38.34
$48.00 to $53.33	300,413	6.9	48.09	155,115	48.11
$74.94 to $78.75	167,649	7.6	76.74	81,045	76.79

	2,565,332		$27.87	1,215,510	$27.63

     There were 684,296, and 450,161 options exercisable under the various plans at December 31, 2001 and 2000, respectively.

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

Employee Stock Purchase Plans

     Under the Molecular Devices’ Employee Stock Purchase Plan (the “Molecular Devices Purchase Plan”), 400,000 shares of common stock have been authorized for issuance. Shares may be purchased under the Molecular Devices Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant or the purchase date. As of December 31, 2002, 216,097 shares remained available for purchase.

401(k) Plan

     Molecular Devices’ 401(k) Plan (“Plan”) covers substantially all of its U.S. based employees. Under the Plan, as amended in February 2001, eligible employees may contribute up to 25% of their eligible compensation, subject to certain Internal Revenue Service restrictions. Molecular Devices began matching a portion of employee contributions in 1997, up to a maximum of 3% or $2,500, whichever is less, of each employee’s eligible compensation. The match, which is subject to board approval based on a number of factors, is effective December 31 of each year and vests over a period of four years of service. For the years ended

December 31, 2002, 2001 and 2000, Molecular Devices recognized as expense and provided approximately $388,000, $406,000 and $270,000, respectively, under the Plan.

     LJL BioSystems maintained the tax deferred LJL BioSystems, Inc. 401(k) Plan (“LJL Plan”), that covered all employees over twenty-one years of age whom became eligible to enroll the first day of the calendar month following their employment date. Employees were allowed to contribute up to 15% of their compensation to the 401(k) Plan on a pre-tax basis, subject to the maximum amount allowable under IRS regulations. Effective November 1, 2001, the LJL Plan was discontinued and employee account balances were merged into the Plan.

NOTE 9. INCOME TAXES

     The components of the provisions (benefits) for income taxes consist of the following (in thousands):

	Years ended December 31,

	2002	2001	2000

Current:
Federal	$760	$2,042	$5,498
State	315	300	1,012
Foreign	1,025	1,340	516

	2,100	3,682	7,026

Deferred:
Federal	1,209	1,572	(488)
State	(393)	(577)	(123)
Foreign	—	(52)	—

	816	943	(611)

	$2,916	$4,625	$6,415

     The provision (benefit) for income taxes differ from the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes. The source and tax effects of the differences are as follows:

	Years ended December 31,

	2002	2001	2000

Income (loss) before provisions for income taxes	$9,721	$(612)	$1,481

Income tax at statutory rate (35%)	3,402	(214)	519
Non-deductible merger expenses	—	—	5,313
Non-deductible in-process research and development	—	4,417	—
State income tax, net of federal benefit	205	383	580
Foreign sales corporation benefit	(109)	(251)	(248)
Research and development credits	(318)	(381)	—
Foreign losses currently benefited (not benefited)	(419)	530	182
Other	155	141	69

	$2,916	$4,625	$6,415

     Foreign pretax income was $3.9 million, $1.3 million, and $308,000 in 2002, 2001 and 2000, respectively.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes.

	December 31,

	2002	2001

Deferred tax assets:
Deferred revenue	$1,184	$1,250
Non-deductible reserves	380	1,477
Warranty and accrued expenses	2,510	1,448
Net operating loss carryforwards	3,738	5,954
Foreign loss carryforwards	709	1,307
Tax credit carryforwards	2,827	1,277
Other	802	1,224
Valuation allowances	(3,642)	(4,612)

Total deferred taxes	$8,508	$9,325

     The net valuation allowance decreased by $970,000 in 2002 and increased by $2.2 million in 2001. Approximately, $2.9 million of the valuation allowance relates to stock option deductions that will be credited to equity when realized.

     As of December 31, 2002, Molecular Devices had net operating loss carryforwards for federal income tax purposes of approximately $9.9 million, which expire in the years 2012 through 2019 and federal research and development tax credits of approximately $1.8 million, which expire in the years 2012 through 2022. Molecular Devices had net operating loss carryforwards for state income tax purposes of approximately $8.0 million which expire in the years 2004 through 2010 and research and development credits of approximately $700,000 for state income tax purposes which carryforward indefinitely. Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

NOTE 10. INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

     Molecular Devices operates in a single industry segment, and the chief operating decision maker views its operations as follows: the design, development, manufacture, sale and service of bioanalytical measurement systems for drug discovery and life sciences research applications.

     Foreign subsidiaries’ operations consist of research and development, sales, service, manufacturing and distribution. Summarized data for Molecular Devices’ domestic and international operations was as follows (in thousands):

				Adjustments and
	United States		International	eliminations	Total

Year-Ended December 31, 2002
Revenues	$92,058		$30,278	$(20,179)	$102,157
Income (loss) from operations	8,438		261	(540)	8,159
Identifiable assets	162,698		22,114	(21,911)	162,901
Year-Ended December 31, 2001
Revenues	82,934		29,490	(20,193)	92,231
Income (loss) from operations	(6,350)	(1)	1,925	7	(4,418)
Identifiable assets	151,848		19,601	(19,088)	152,361
Year-Ended December 31, 2000
Revenues	90,478		17,302	(11,745)	96,035
Income (loss) from operations	(3,657)	(1)	732	(506)	(3,431)
Identifiable assets	170,468		12,738	(3,173)	180,033

(1)	Includes the write-off of acquired in-process research and development and merger and acquisition related expenses

     Molecular Devices products are broken into two product families. The Drug Discovery family includes the IonWorks HT, FLIPR, CLIPR, Cytosensor, Analyst, and Discovery-1 product lines, and related consumables. The Life Sciences Research family includes the Maxline, Threshold, MetaMorph and Skatron product lines. Consolidated revenue from Molecular Devices’ product families was as follows (in thousands):

	Years ended December 31,

	2002	2001	2000

Drug discovery	$45,826	$43,859	$49,168
Life sciences research	56,331	48,372	46,867

Total revenues	$102,157	$92,231	$96,035

     Sources of consolidated revenue from significant geographic regions were as follows (in thousands):

	Years ended December 31,

	2002	2001	2000

North America	$64,819	$61,649	$63,477
Europe	25,331	20,136	25,381
Rest of world	12,007	10,446	7,177

Total revenues	$102,157	$92,231	$96,035

NOTE 11. LEGAL PROCEEDING

     On April 16, 2002, Caliper Technologies Corporation (“Caliper”) filed a patent infringement lawsuit against Molecular Devices alleging that our IMAP assay kits infringe U.S. patents held by Caliper. We believe that none of our products infringe any claim of the Caliper patents. On May 8, 2002, we filed an answer and counter-claim to Caliper’s lawsuit denying all allegations of infringement, setting forth certain affirmative defenses and making a counter-claim for declaratory relief that, among other things, we are not infringing and have not infringed any valid and enforceable claim of the Caliper patent and that the Caliper patent is invalid. Caliper has also made a motion for preliminary injunction, expected to be decided in the second or third quarter of calendar 2003. We intend to oppose vigorously this motion. If Caliper were to prevail in this motion, we may be prohibited from selling IMAP assay kits until completion of the litigation, which may take several additional months. If we do not prevail in litigation, we may be prohibited permanently from selling IMAP assay kits.

NOTE 12. COMPARATIVE QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is as follows:

	First	Second	Third		Fourth

	(In thousands, except per share amounts)
Fiscal 2002
Revenues	$20,625	$25,440	$25,907		$30,184
Gross profit	12,575	14,985	15,534		18,502
Net income	723	1,680	1,795		2,607
Basic net income per share	0.05	0.11	0.12		0.17
Diluted net income per share	0.05	0.11	0.12		0.17
Fiscal 2001
Revenues	$20,732	$23,981	$22,140		$25,378
Gross profit	12,756	14,648	13,487		15,802
Net income (loss)	1,644	2,435	(11,212	)(1)	1,896
Basic net income (loss) per share	0.10	0.15	(0.69)		0.12
Diluted net income (loss) per share	0.10	0.15	(0.69)		0.12
Fiscal 2000
Revenues	$20,179	$24,038	$24,341		$27,477
Gross profit	12,818	15,053	15,274		17,307
Net income (loss)	1,186	2,037	(12,395	)(2)	4,238
Basic net income (loss) per share	0.09	0.14	(0.77)		0.26
Diluted net income (loss) per share	0.08	0.13	(0.77)		0.25

(1)	Includes a charge of approximately $12.6 million for the write-off of acquired in-process research and development related to the acquisition of Cytion S.A.

(2)	Includes a charge of approximately $15.2 million of direct costs related to the LJL BioSystems merger.

NOTE 13. RELATED PARTY TRANSACTION

     Molecular Devices paid $700,000 to Essen Instruments (“Essen”), primarily for inventory, in 2002. There were no similar transactions in 2001 and 2000. Molecular Devices’ Chief Financial Officer is a member of the Board of Directors of Essen and Molecular Devices is also a minority investor in Essen.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

	BALANCE	CHARGED TO		BALANCE AT END OF
Description	AT BEGINNING OF YEAR	COSTS	DEDUCTIONS	YEAR

Allowance for doubtful accounts receivables for the year ended December 31, 2000	$452	$161	$(52)	$561
Allowance for doubtful accounts receivables for the year ended December 31, 2001	$561	$597	$(10)	$1,148
Allowance for doubtful accounts receivables for the year ended December 31, 2002	$1,148	$—	$(714)	$434

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

2.1(1)	Form of Agreement and Plan of Merger between the Registrant and Molecular Devices Corporation, a California Corporation

2.2(2)	Stock and Asset Purchase Agreement, dated as of May 17, 1999, among Molecular Devices Corporation, a Delaware corporation, Helge Skare, Wiel Skare, Steinar Faanes and Sten Skare, each an individual resident in Norway, Skatron Instruments AS, a Norwegian company, and Skatron Instruments, Inc., a Virginia corporation

2.4(5)	Agreement and Plan of Merger and Reorganization dated as of June 7, 2000 by and among Molecular Devices Corporation, Mercury Acquisition Sub, Inc. and LJL BioSystems, Inc.

2.5(11)	Stock Purchase Agreement dated as of November 14, 2000 by and among JCR Pharmaceuticals, K.K. and Molecular Devices Corporation

2.6(12)	Stock Purchase Agreement dated as of July 6, 2001 by and among Molecular Devices, Cytion S.A., Jean-Pierre Rosat (as agent for the stockholders of Cytion) and each of the stockholders of Cytion.

2.7(13)	Stock Purchase Agreement dated as of June 1, 2002 by and among Molecular Devices, Universal Imaging Corporation, Theodore Inoue (as agent for the stockholders of Universal Imaging Corporation) and each of the stockholders of Universal Imaging Corporation.

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Bylaws of the Registrant

3.3(8)	Certificate of Amendment to Certificate of Incorporation

4.1(1)	Specimen Certificate of Common Stock of Registrant

10.1(1)*	1988 Stock Option Plan

10.2(1)*	Form of Incentive Stock Option under the 1988 Stock Option Plan

10.3(1)*	Form of Supplemental Stock Option under the 1988 Stock Option Plan

10.4(8)*	1995 Employee Stock Purchase Plan

10.6(1)*	Form of Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Stock Option Plan

10.8(1)*	Form of Incentive Stock Option under the 1995 Stock Option Plan

10.9(1)*	Form of Nonstatutory Stock Option under the 1995 Stock Option Plan

10.10(1)*	Form of Early Exercise Stock Purchase Agreement under the 1995 Stock Option Plan

10.11(1)*	Form of Indemnity Agreement between the Registrant and its Directors and Executive Officers

10.19(2)*	Key Employee Agreement for Joseph D. Keegan, Ph.D., dated March 11, 1998, as amended

10.20(3)	Exclusive License and Technical Support Agreement dated August 28, 1998 by and between the Registrant and Affymax

10.21(3)*	Employee Offer Letter for Tim Harkness

10.23(3)*	Employee Offer Letter for John Senaldi

10.24(4)*	1995 Non-Employee Director’s Stock Option Plan, as amended

10.25*	1995 Stock Option Plan, as amended

10.26(6)*	Employee Offer Letter for Patricia Sharp

10.27(7)*	LJL BioSystems 1994 Equity Incentive Plan and Forms of Agreements

10.28(7)*	LJL BioSystems 1997 Stock Plan and Forms of Agreements

10.29(7)*	LJL BioSystems 1998 Directors’ Stock Option Plan and Forms of Agreements

10.33(9)	Lease Agreement dated May 26, 2000 by and between Aetna Life Insurance Company and the Registrant

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.34(10)*	Change in Control Severance Benefit Plan

10.35(12)	Rights Agreement, dated October 25, 2001, among the Registrant and EquiServe Trust Company, N.A.

10.36(8)*	Key Employee Agreement for Stephen Oldfield

10.37(8)*	Key Employee Agreement for Tom O’Lenic

10.38*	2001 Stock Option Plan

10.39	Lease dated May 28, 2002 by and between The Irvine Company and the Registrant

10.40*	Letter Agreement dated April 11, 2002 by and between the Registrant and Joseph D. Keegan, Ph.D.

10.41*	Letter Agreement dated April 11, 2002 by and between the Registrant and Timothy A. Harkness

10.42*	Letter Agreement dated April 11, 2002 by and between the Registrant and John S. Senaldi

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Auditors

99.1**	Certification by the Chief Executive Officer and the Chief Financial Officer of Molecular Devices as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. Section 1350, as adopted) (the Sarbanes-Oxley Act of 2002), dated March 27, 2003.

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 1998, and filed August 13, 1998.

(3)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 1998, and filed November 13, 1998.

(4)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-8 (File No. 333-86159), as amended.

(5)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed June 12, 2000.

(6)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 2000 and filed on November 13, 2000.

(7)	Incorporated by reference to the similarly described exhibit filed with LJL BioSystems’ Registration Statement on Form S-1 (File No. 333-43529) declared effective on March 12, 1998.

(8)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2001 and filed on April 1, 2002.

(9)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2000 and filed on March 30, 2001.

(10)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated March 31, 2001 and filed on May 11, 2001.

(11)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 2001 and filed on August 14, 2001.

(12)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed October 30, 2001.

(13)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on June 12, 2002.

*	Management contract or compensatory plan or arrangement.

**	This certification “accompanies” the Form 10-K to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.