Form 10-Q
period 2003-03-31
MOLECULAR DEVICES CORP
filed 2003-05-15
CIK 1003113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 0-27316

Molecular Devices Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2914362 (I.R.S. Employer Identification No.)

1311 Orleans Drive
Sunnyvale, California 94089
(Address of principal executive offices, including zip code)

(408) 747-1700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☒    No   ☐

As of  9, 2003, 15,294,995 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

MOLECULAR DEVICES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

INDEX

		PAGE
		NUMBER

PART I	FINANCIAL INFORMATION
ITEM 1	FINANCIAL STATEMENTS
	CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2003 and December 31, 2002	3
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2003 and 2002	4
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2003 and 2002	5
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	24
ITEM 4	CONTROLS AND PROCEDURES	25
PART II	OTHER INFORMATION
	ITEM 1. LEGAL PROCEEDINGS	26
	ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	26
SIGNATURE		27
CERTIFICATIONS		28

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	March 31,	December 31,
	2003	2002

ASSETS:
Current assets:
Cash and cash equivalents	$46,090	$43,733
Short-term investments	9,218	10,050
Accounts receivable, net	23,074	26,443
Inventories	17,216	17,722
Deferred tax assets	4,956	5,230
Other current assets	2,155	1,770

Total current assets	102,709	104,948
Equipment and leasehold improvements, net	10,803	10,943
Goodwill	26,017	26,017
Other assets	20,506	20,993

Total assets	$160,035	$162,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,414	$2,863
Accrued liabilities	7,106	12,971
Deferred revenue	4,563	4,263

Total current liabilities	14,083	20,097
Stockholders’ equity:
Preferred stock, $.001 par value; 3,000,000 shares authorized, no shares issued or outstanding at March 31, 2003 and December 31, 2002, respectively	—	—
Common stock, $.001 par value; 60,000,000 shares authorized; 15,607,192 and 15,555,190 shares issued and 15,364,894 and 15,312,892 shares outstanding at March 31, 2003 and December 31, 2002, respectively	15	15
Additional paid-in capital	184,264	181,773
Treasury stock, at cost; 242,298 shares at March 31, 2003 and December 31, 2002	(4,632)	(4,632)
Accumulated deficit	(33,128)	(33,848)
Accumulated other comprehensive loss	(567)	(504)

Total stockholders’ equity	145,952	142,804

Total liabilities and stockholders’ equity	$160,035	$162,901

The accompanying notes are an integral part of these statements.

MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,

	2003	2002

REVENUES	$24,550	$20,625
COST OF REVENUES	9,528	8,050

GROSS PROFIT	15,022	12,575

OPERATING EXPENSES:
Research and development	4,659	4,121
Selling, general and administrative	9,639	7,584

Total operating expenses	14,298	11,705

INCOME FROM OPERATIONS	724	870
Other income, net	306	296

INCOME BEFORE INCOME TAXES	1,030	1,166
Income tax provision	(309)	(443)

NET INCOME	$721	$723

BASIC NET INCOME PER SHARE	$0.05	$0.05

DILUTED NET INCOME PER SHARE	$0.05	$0.05

SHARES USED IN COMPUTING BASIC NET INCOME PER SHARE	15,343	15,432

SHARES USED IN COMPUTING DILUTED NET INCOME PER SHARE	15,402	15,576

The accompanying notes are an integral part of these statements.

MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$721	$723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,274	876
Amortization of deferred compensation	—	27
Amortization of developed technology and patents	95	47
Income tax benefit realized as a result of employee exercises of stock options	1,886	—
(Increase) decrease in assets:
Accounts receivable, net	3,379	2,065
Inventories	102	(9)
Deferred tax assets	272	719
Other current assets	(383)	28
Increase (decrease) in liabilities:
Accounts payable	(438)	(85)
Accrued liabilities	(5,879)	(2,040)
Deferred revenue	311	(379)

Net cash provided by operating activities	1,340	1,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(3,365)	(5,981)
Proceeds from sales and maturities of short-term investments	4,197	4,965
Capital expenditures	(737)	(852)
(Increase) decrease in other assets	393	(68)

Net cash provided by (used in) investing activities	488	(1,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	605	128
Purchase of treasury stock	—	(4,472)

Net cash provided by (used in) financing activities	605	(4,344)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(76)	376
Net increase (decrease) in cash and cash equivalents	2,357	(3,932)
Cash and cash equivalents at beginning of period	43,733	56,372

Cash and cash equivalents at end of period	$46,090	$52,440

The accompanying notes are an integral part of these statements.

MOLECULAR DEVICES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Description of Business and Basis of Presentation

Molecular Devices Corporation (“Molecular Devices”, “we”, or “our”), a Delaware corporation, is principally involved in the design, development, manufacture, sale and service of bioanalytical measurement systems for life sciences and drug discovery applications. The principal markets for our products include leading pharmaceutical and biotechnology companies as well as medical centers, universities, government research laboratories and other institutions throughout the world.

We operate in a single industry segment: the design, development, sale and service of bioanalytical measurement systems for drug discovery and life sciences research applications.

The condensed consolidated financial statements included herein have been prepared in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003.

The unaudited condensed consolidated financial statements include the accounts of Molecular Devices and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements contained herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

Note 2. Recent Accounting Pronouncements

In November 2002, the FASB released FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. We have adopted the disclosure provisions effective December 31, 2002 and do not expect the full adoption of FIN 45 to have a material impact on our financial position or results of operations. (See Note 9).

Note 3. Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123” (“SFAS 148”). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 were first effective for our 2002 fiscal year. The interim disclosure requirements are effective for the first quarter of fiscal year 2003. We continue to account for stock-based compensation using APB 25 and have not adopted the recognition provisions of SFAS 123, as amended by SFAS 148. We do not expect the adoption of SFAS 148 to have material impact on our financial position or results of operations. If we had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2002

Net income — as reported	$721	$723
Stock based compensation expense determined using the fair value method, net of tax	2,131	1,972

Net loss — pro forma	$(1,410)	$(1,249)

Net income/(loss) per share:
Basic — as reported	$0.05	$0.05
Basic — pro forma	$(0.08)	$(0.08)
Diluted — as reported	$0.05	$0.05
Diluted — pro forma	$(0.09)	$(0.08)

The fair value of each option is estimated on the date of grant using Black Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,

	2003	2002

Expected dividend yield	0%	0%
Expected stock price volatility	82%	92%
Risk-free interest rate	3.06	4.42
Expected life of options	6.2 years	5.4 years

Note 4. Balance Sheet Components (in thousands)

	March 31,	December 31,
	2003	2002

Inventories:
Raw materials	$6,260	$6,462
Work-in-process	1,406	1,840
Finished goods and demonstration equipment	9,550	9,420

	$17,216	$17,722

Accrued liabilities:
Accrued income tax	$594	$3,060
Warranty accrual	1,276	1,295
Accrued compensation	2,298	4,610
Other	2,938	4,006

	$7,106	$12,971

Note 5. Goodwill and Purchased Intangible Assets

There were no changes in goodwill during the three months ended March 31, 2003. Purchased intangible assets not subject to amortization are comprised of tradename, valued at $707,000 at March 31, 2003 and December 31, 2002.

Purchased intangible assets subject to amortization consist of patents and developed technology. The net carrying value of the patents was $1,140,000 and $1,174,000 at March 31, 2003 and December 31, 2002, respectively. The net carrying value of developed technology was $1,358,000 and $1,395,000 at March 31, 2003 and December 31, 2002, respectively.

The estimated future amortization expense of purchased intangible assets as of March 31, 2003 was as follows (in thousands):

Amortization
For the years ending December 31,	Expense

2003 (remaining nine months)	$213
2004	284
2005	284
2006	284
2007	284
2008	284
Thereafter	865

$2,498

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

	Three Months Ended
	March 31,

	2003	2002

Net income	$721	$723

Denominator for basic earnings per share — weighted average common shares outstanding	15,343	15,432
Effect of dilutive securities — employee stock options	59	144

Denominator for diluted earnings per share — weighted average common shares outstanding plus dilutive securities	15,402	15,576

Basic net income per share	$0.05	$0.05

Diluted net income per share	$0.05	$0.05

For the three month periods ended March 31, 2003 and 2002, the total number of shares excluded from the calculations of diluted net income per share was 2,657,788 and 2,064,084, respectively, as the weighted-average exercise price of outstanding stock options was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Note 7. Comprehensive Income

Comprehensive income, net of tax, was approximately $784,000 and $1.0 million for the three-month periods ended March 31, 2003 and 2002, respectively. The differences between reported net income and comprehensive income are principally comprised of changes in accumulated foreign currency translation, which is recorded in stockholders’ equity.

Note 8. Legal Proceeding

On April 16, 2002, Caliper Technologies Corporation (“Caliper”) filed a patent infringement lawsuit against us alleging that our IMAP assay kits infringe U.S. patents held by Caliper. We believe that none of our products infringe any claim of the Caliper patents. On  8, 2002, we filed an answer and counter-claim to Caliper’s lawsuit denying all allegations of infringement, setting forth certain affirmative defenses and making a counter-claim for declaratory relief that, among other things, we are not infringing and have not infringed any valid and enforceable claim of the Caliper patents and that the Caliper patents are invalid. Caliper has also brought a motion for preliminary injunction, expected to be decided in the second half of 2003 after the claims of the Caliper patents are construed by the court. We have filed our opposition to this motion. If Caliper were to prevail in this motion, we may be prohibited from selling IMAP assay kits until completion of the litigation, which may take several additional months. If we do not prevail in litigation, we may be prohibited permanently from selling IMAP assay kits.

Note 9. Guarantees

Under our charter, we have agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as an officer or director of Molecular Devices or having served, at our request, as an officer or director of another company. The indemnification does not apply if the person is determined not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of Molecular Devices. The maximum potential amount of future payments that we could be required to make under the charter provision and the corresponding indemnification agreements is unlimited; however, we have Director and Officer insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. Most of these indemnification provisions were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2003.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

At the time of sale, we record an estimate for warranty costs that may be incurred under product warranties. Warranty expense and activity are estimated based on historical experience. The warranty accrual is evaluated periodically and adjusted for changes in experience. Changes in the warranty liability during the three months ended March 31, 2003 were as follows (in thousands):

Balance December 31, 2002	$1,295
New warranties issued during the period	281
Cost of warranties incurred during the period	(300)
Changes in liabilities for pre existing warranties	—

Balance March 31, 2003	$1,276

Note 10. Subsequent Event

In 2003, we repurchased approximately 105,000 shares of our common stock for approximately $1.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Except for the historical information contained herein, the following discussion contains “forward-looking statements.” For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, those discussed below and under the caption “Factors that Affect Future Results,” as well as those identified in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002 contained in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003, including, in particular, the discussion of Critical Accounting Policies included therein. The results for the first three months of 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2003 AND 2002

REVENUES. Revenues for the first quarter of 2003 were $24.6 million, an increase of $4.0 million, or 19%, as compared to the first quarter of 2002. Our revenues are split into two product families. The Drug Discovery product family, which includes cell analysis and high-throughput screening, or HTS, systems, consists of IonWorks™ HT, FLIPR®, CLIPR, Analyst®, Discovery-1 and Cytosensor® systems. The Life Sciences Research product family, which includes bench top detection and liquid handling products, consists of Maxline™, Skatron, MetaMorph™ and Threshold® products. The Drug Discovery product family experienced an increase in revenues of 20% compared with the first quarter of 2002 due to increases in the FLIPR and Analyst product lines, as well as the IonWorks and Discovery-1 contributions that were not present in the first quarter of 2002. The Life Sciences Research product family generated an 18% increase in revenues compared with the first quarter of 2002, primarily due to contributions from the MetaMorph product line that were not present in the first quarter of 2002, as well as growth in Threshold products.

GROSS MARGIN. Gross margin was flat at 61% for the quarters ended March 31, 2003 and 2002.

RESEARCH AND DEVELOPMENT. Research and development expenses in the first quarter of 2003 increased by 13% to $4.7 million (19% of revenues) from $4.1 million (20% of revenues) in the first quarter of 2002. This increase was primarily due to the inclusion of the research and development activities of Universal Imaging Corporation (“UIC”), which we acquired in June 2002.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in the first quarter of 2003 increased by 27% to $9.6 million (39% of revenues) from $7.6 million (37% of revenues) in the first quarter of 2002. This increase was due to incremental UIC expenses, the negative impact of foreign exchange rates on expenses related to our European sales and service offices, and variable selling costs associated with higher revenues.

OTHER INCOME (NET). Other income (net) was essentially flat at $306,000 in the first quarter of 2003 compared to $296,000 in the first quarter of 2002 primarily due to the continuing low interest rates currently available for short-term investments.

INCOME TAX PROVISION. We recorded an income tax provision of $309,000 for the first quarter of 2003 compared to $443,000 in the first quarter of 2002. The tax provision for the first quarter of 2003 was based on an 30% effective tax rate, down from 38% in the first quarter of 2002. The decrease in the effective tax rate for the first quarter of 2003 was largely due to the usage of loss carryforwards in foreign jurisdictions.

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. For our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 27, 2003. There have been no changes in any of our accounting policies since December 31, 2002.

Liquidity and Capital Resources

We had cash, cash equivalents and short-term investments of approximately $55.3 million at March 31, 2003 compared to $53.8 million at December 31, 2002. Operating activities in the first three months of 2003 provided approximately $1.3 million of cash primarily due to net income, decreases in accounts receivable and the income tax benefit associated with the exercise of employee stock options, partially offset by a decrease in accrued liabilities.

We generated $488,000 of cash from investing activities in the first three months of 2003, primarily due to $832,000 in net proceeds received from the sale and maturity of short-term investments and $393,000 reduction in other assets, both of which were offset by $737,000 in capital expenditures.

In the first three months of 2003, cash provided by financing activities of $605,000 consisted of amounts received for the issuance of common stock under our employee stock option and purchase plans. The timing of and amounts received under our employee stock option and purchase plans are determined by the decisions of the respective option or rights holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock under our employee stock option and purchase plans should not be considered an indication of additional funds to be raised in future periods. Additionally, as of March 31, 2003, approximately 1.3 million shares remain available for repurchase under the stock repurchase program approved by our Board of Directors in October 2001.

Our ability to generate our anticipated cash flow from operations is subject to the risks and uncertainties discussed below under “Factors That Affect Future Results,” including in particular, variations in the amount of time it takes for us to sell our products and collect accounts receivable, and the timing of customer orders, competition, risks associated with the pharmaceutical and biotechnology industries, supplier or manufacturing problems, or delays and risks associated with past and potential future acquisitions.

We believe that our existing cash and investment securities and anticipated cash flow from our operations will be sufficient to support our current operating plan for the foreseeable future.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on our current plans which may change and assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:

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

Factors That Affect Future Results

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

The timing of capital equipment purchases by customers has been and is expected to continue to be uneven and difficult to predict. Our products represent major capital purchases for our customers. The list prices for our instruments range from $5,000 to $494,500. Accordingly, our customers generally take a relatively long time to evaluate our products, and a significant portion of our revenues is typically derived from sales of a small number of relatively high-priced products. Purchases are generally made by purchase orders and not long-term contracts. Delays in receipt of anticipated orders for our relatively high priced products could lead to substantial variability from quarter to quarter. Furthermore, we have historically received purchase orders and made a significant portion of each quarter’s product shipments near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could have a material adverse affect on results of operations for that quarter.

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

IF WE ARE NOT SUCCESSFUL IN DEVELOPING NEW AND ENHANCED PRODUCTS, WE MAY LOSE MARKET SHARE TO OUR COMPETITORS.

The life sciences instrumentation market is characterized by rapid technological change and frequent new product introductions. In the first three months of 2003, 60% of our revenues were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing or commercializing them, which would harm our business. Any significant delay in releasing new systems could cause our revenues to suffer, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.

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

We currently anticipate that our IonWorks product family will include in the near term our recently launched IonWorks HT system and an additional IonWorks system based on technology acquired through the acquisition of Cytion S.A. in 2001. Our IonWorks product family may not achieve significant commercial acceptance or generate significant revenues within the time frame that we have anticipated, or at all. Any such failure would adversely affect our financial performance. In particular, we recently launched our IonWorks HT system. This system has not achieved, and may not achieve or maintain, significant commercial acceptance. The system could fail to obtain significant commercial acceptance due to general economic conditions, competitive conditions, customer concerns related to the price or performance of the IonWorks HT system or other factors. In addition, we recently commenced the process of transferring the production of PatchPlates, a component of our IonWorks HT system, from the current manufacturer to in-house manufacturing. Any problems or delays in this transfer could adversely affect the ability of the IonWorks HT system to achieve or maintain significant commercial acceptance. It is likely that any failure of the IonWorks HT system to achieve commercial acceptance within the time frame that we have anticipated would cause us to fail to meet our previously stated 2003 revenue expectations, which would likely cause our stock price to decline.

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

For example, we rely on a single supplier, Essen Instruments, for the PatchPlate consumable that is part of the IonWorks HT system. We decided in 2002 to bring the production of PatchPlates in-house, and Essen is assisting us in transferring their PatchPlate manufacturing technology to us. We have purchased from Essen the inventory we believe is sufficient to meet our needs for PatchPlates until we commence production on our own. However, we may not have sufficient inventory and until we have successfully completed the transfer of the technology and commenced in-house manufacturing on a commercial scale, we will continue to rely on Essen as our sole supplier of PatchPlates. Any failures by Essen to meet our requirements for PatchPlates could harm our business.

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

For example we are in the process of transferring the production of PatchPlates, a component of our IonWorks HT system, from the current manufacturer to in-house manufacturing. Since the production of PatchPlates is a complex process, it may take longer than we anticipate to reach full production capacity using our own manufacturing. Any problems or delays in the completion of this transfer could harm our business.

IF WE DELIVER PRODUCTS WITH DEFECTS, OUR CREDIBILITY WILL BE HARMED AND THE SALES AND MARKET ACCEPTANCE OF OUR PRODUCTS WILL DECREASE.

Our products are complex and have at times contained errors, defects and bugs when introduced. If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products would be harmed. Further, if our products contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers in some circumstances against liability arising from defects in our products. In the event of a successful product liability claim, we could be obligated to pay damages significantly in excess of our product liability insurance limits.

MOST OF OUR CURRENT AND POTENTIAL CUSTOMERS ARE FROM THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES AND ARE SUBJECT TO RISKS FACED BY THOSE INDUSTRIES.

We derive a significant portion of our revenues from sales to pharmaceutical and biotechnology companies. We expect that sales to pharmaceutical and biotechnology companies will continue to be a primary source of revenues for the foreseeable future. As a result, we are subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries, such as availability of capital and reduction and delays in research and development expenditures by companies in these industries, pricing pressures as third-party payers continue challenging the pricing of medical products and services, government regulation, and uncertainty of technological change.

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

On April 16, 2002, Caliper Technologies Corp. filed a patent infringement lawsuit against us alleging that our IMAP assay kits infringe U.S. patents held by Caliper. We believe that none of our products infringe any claim of the Caliper patents. On  8, 2002, we filed an answer and counter-claim to Caliper’s lawsuit denying all allegations of infringement, setting forth certain affirmative defenses and making a counter-claim for declaratory relief that, among other things, we are not infringing and have not infringed any valid and enforceable claim of the Caliper patents and that the Caliper patents are invalid. Caliper has also brought a motion for preliminary injunction, expected to be decided in the second half of 2003 after the claims of the Caliper patents are construed by the court. We have filed our opposition to this motion. If Caliper were to prevail in this motion, we may be prohibited from selling IMAP assay kits until completion of the litigation, which may take several additional months. If we do not prevail in litigation, we may be prohibited permanently from selling IMAP assay kits. Our inability to sell IMAP assay kits could have an adverse impact on our overall customer relations. We can not assure you that we will prevail in the Caliper lawsuit or that, even if we prevail, attention to the lawsuit will not consume substantial financial and management resources.

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

Lawsuits could be expensive, take significant time and divert management’s attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. If initiated, we cannot assure you that we would prevail in any of these suits or that the damages or other remedies awarded, if any, would be commercially valuable. During the course of these suits, there could be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors were to perceive any of these results to be negative, our stock price could decline.

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

In addition to patents, we rely on a combination of trade secrets, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If they do not protect our rights, third parties could use our technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection or prosecute potential infringements of our patents. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may design around our proprietary technologies or may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our intellectual property rights.

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

WE RELY UPON DISTRIBUTORS FOR PRODUCT SALES AND SUPPORT OUTSIDE NORTH AMERICA.

In the first three months of 2003, approximately 9% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a material adverse affect on our business, financial condition and results of operations.

IF WE CHOOSE TO ACQUIRE NEW AND COMPLEMENTARY BUSINESSES, PRODUCTS OR TECHNOLOGIES INSTEAD OF DEVELOPING THEM OURSELVES, WE MAY BE UNABLE TO COMPLETE THESE ACQUISITIONS OR MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE AN ACQUIRED BUSINESS OR TECHNOLOGY IN A COST-EFFECTIVE AND NON-DISRUPTIVE MANNER.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, from time to time we have acquired complementary businesses, products or technologies instead of developing them ourselves, and we may choose to do so in the future. For example, in June 2002, we acquired Universal Imaging Corporation. We do not know if we will be able to complete any additional acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of an equity financing, that may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. In addition, any impairment of goodwill and amortization of other intangible assets or charges resulting from the costs of acquisitions could harm our business and operating results.

We acquired Cytion S.A. in 2001. In January 2003, we initiated activities associated with the closure of the Cytion facility in Switzerland. We may continue to incur costs from integrating Cytion’s technology and operations into operations located at our other facilities, which may be expensive and time consuming and may adversely impact our ability to successfully develop products. Such costs may include costs for reorganization, closure of the facility, satisfaction of contractual obligations, employee redeployment or severance, conversion of information systems or other costs arising from the coordination of our development teams. Successful product development may place a significant burden on our existing management and our internal resources, which could have a material adverse effect on our business, financial condition and operating results. Finally, the market price of our common stock could decline if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial analysts or investors.

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

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN CURRENCY EXCHANGE RATE, POLITICAL AND ECONOMIC RISKS.

We maintain facilities in Norway, the United Kingdom, Germany and Japan, and sales to customers outside the United States accounted for approximately 37% our revenues in the first three months of 2003. We anticipate that international sales will continue to account for a significant portion of our revenues.

All of our sales to international distributors are denominated in U.S. dollars. Most of our direct sales in the United Kingdom, Germany, France, Canada and Japan are denominated in local currencies and totaled $7.8 million (32% of total revenues) in the first three months of 2003. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Historically, foreign exchange gains and losses have been immaterial to our results of operations. However, we cannot predict whether these gains and losses will continue to be immaterial, particularly as we increase our direct sales outside North America. For example, we cannot predict whether other foreign exchange gains or losses in the future would have a material effect on our income. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but may do so in the future.

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

We have experienced and in the future may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock. Our total revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors include:

•	customer confidence in the economy, evidenced, in part, by stock market levels;

•	changes in the domestic and international economic, business and political conditions;

•	economic conditions within the pharmaceutical and biotechnology industries;

•	levels of product and price competition;

•	the length of our sales cycle and customer buying patterns;

•	the size and timing of individual transactions;

•	the timing of new product introductions and product enhancements;

•	the mix of products sold;

•	levels of international transactions;

•	activities of and acquisitions by competitors;

•	the timing of new hires and the allocation of our resources;

•	changes in foreign currency exchange rates; and

•	our ability to develop and market new products and control costs.

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

In addition, we manufacture our products based on forecasted orders rather than on outstanding orders. Accordingly, our expense levels are based, in part, on expected future sales, and we generally cannot quickly adjust operating expenses. For example, research and development and general and administrative expenses are not directly affected by variations in revenues. As a result, if sales levels in a particular quarter do not meet expectations, we may not be able to adjust operating expenses in a sufficient timeframe to compensate for the shortfall, and our results of operations for that quarter may be seriously harmed. Likewise, our manufacturing procedures may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts.

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

OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE STOCKHOLDERS TO LOSE A SUBSTANTIAL PART OF THEIR INVESTMENT IN OUR STOCK.

The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. In the twelve months ended March 31, 2003, the closing sales price of our common stock ranged from $10.22 to $19.64. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

The market price of our common stock will likely fluctuate in response to a number of factors, including the following:

•	domestic and international economic, business and political conditions;

•	economic conditions within the pharmaceutical and biotechnology industries;

•	our failure to meet our performance estimates or the performance estimates of securities analysts;

•	changes in financial estimates of our revenues and operating results by us or securities analysts;

•	changes in buy/sell recommendations by securities analysts; and

•	the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof.

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

OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN OUR FORWARD-LOOKING STATEMENTS.

This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. When used in this report, you can identify forward-looking statements by terminology such as “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and the negative of these terms or other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of many factors, including those set forth above and elsewhere in this report.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We assume no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results. Accordingly, we caution readers not to place undue reliance on these statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in interest rates and foreign currency exchange rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. A discussion of our accounting policies for financial instruments and further disclosures relating to financial institutions is included under Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash equivalents and short-term investments. We have determined that changes in interest rates would not have a significant negative impact on our interest income or on the value of our investment portfolio due to the short-term maturities of our investments. Accordingly, we currently do not hedge interest rate exposure. We invest our excess cash primarily in demand deposits with United States banks and money market accounts and short-term securities. These securities, consisting of $6.7 million of U.S. government agency securities and $2.5 million of commercial paper, are carried at market value, which approximate cost, typically mature or are redeemable within 90 to 360 days and bear minimal valuation risk. We have not experienced any significant losses on these investments.

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

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date of this Quarterly Report.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

Limitations on the Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 16, 2002, Caliper Technologies Corp. filed a patent infringement lawsuit against us alleging that our IMAP assay kits infringe U.S. patents held by Caliper. We believe that none of our products infringe any claim of the Caliper patents. On  8, 2002, we filed an answer and counter-claim to Caliper’s lawsuit denying all allegations of infringement, setting forth certain affirmative defenses and making a counter-claim for declaratory relief that, among other things, we are not infringing and have not infringed any valid and enforceable claim of the Caliper patents and that the Caliper patents are invalid. Caliper has also brought a motion for preliminary injunction, which is expected to be decided in the second half of 2003 after the claims of the Caliper patents are construed by the court. We have filed our opposition to this motion. If Caliper were to prevail in this motion, we may be prohibited from selling IMAP assay kits until completion of the litigation, which may take several additional months. If we do not prevail in litigation, we may be prohibited permanently from selling IMAP assay kits. Our inability to sell IMAP assay kits could have an adverse impact on our overall customer relations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
3.3(2)	Certificate of Amendment to Certificate of Incorporation.
4.1(1)	Specimen Certificate of Common Stock of the Registrant.
99.1*	Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. Section 1350, as adopted) (the Sarbanes-Oxley Act of 2002), dated 15, 2003.

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2001 and filed on April 1, 2002.

*	The certification attached as Exhibit 99.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

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

Date: 15, 2003

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

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: 15, 2003

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

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 15, 2003

/s/ TIMOTHY A. HARKNESS Timothy A. Harkness Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
3.3(2)	Certificate of Amendment to Certificate of Incorporation.
4.1(1)	Specimen Certificate of Common Stock of the Registrant.
99.1*	Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. Section 1350, as adopted) (the Sarbanes-Oxley Act of 2002), dated 15, 2003.

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2001 and filed on April 1, 2002.

*	The certification attached as Exhibit 99.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.