Form 10-Q/A
period 2003-03-31
MOLECULAR DEVICES CORP
filed 2003-05-16
CIK 1003113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of May 9, 2003, 15,294,995 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

EXPLANATORY NOTE

This Form 10-Q/A is being filed by Molecular Devices Corporation (the “Company”) to replace in its entirety the Form 10-Q that was filed on its behalf by the Company’s EDGAR filing agent with the Securities and Exchange Commission (the “SEC”) on May 15, 2003 (the “Form 10-Q”).

The filing agent, without the Company’s knowledge, made a clerical error in the final document that was submitted to the SEC on the Company’s behalf. The aforementioned clerical error resulted in the deletion of the word “May” throughout the Form 10-Q; accordingly, in addition to deletion of the word “May” throughout the body of the Form 10-Q, the signature page to the Form 10-Q and the certifications (as required by Securities Exchange Act Rules 13a-14 and 15d-14 and the instructions to Form 10-Q) attached thereto did not correctly reflect the fact that such signature page and certifications were dated as of May 15, 2003. The Company’s filing agent has acknowledged that it erroneously filed with the SEC an unapproved version of the document that included the clerical error.

This Form 10-Q/A is being filed solely to correct the initial, inadvertent omissions of the word “May,” and is not being filed to amend, alter or modify any of the originally filed financial statements or notes thereto, or any other disclosures contained in the Company’s quarterly report, as originally filed, and this Form 10-Q/A continues to speak as of the date of the original filing of the Company’s quarterly report on May 15, 2003.

MOLECULAR DEVICES CORPORATION

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2003

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

The condensed consolidated financial statements included herein have been prepared in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q/A should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003.

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

Note 10. Subsequent Event

In May 2003, we repurchased approximately 105,000 shares of our common stock for approximately $1.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Except for the historical information contained herein, the following discussion contains “forward-looking statements.” For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, those discussed below and under the caption “Factors that May Affect Future Results,” as well as those identified in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003.

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

Our ability to generate our anticipated cash flow from operations is subject to the risks and uncertainties discussed below under “Factors That May Affect Future Results,” including in particular, variations in the amount of time it takes for us to sell our products and collect accounts receivable, and the timing of customer orders, competition, risks associated with the pharmaceutical and biotechnology industries, supplier or manufacturing problems, or delays and risks associated with past and potential future acquisitions.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
3.3(2)	Certificate of Amendment to Certificate of Incorporation.
4.1(1)	Specimen Certificate of Common Stock of the Registrant.
99.1*	Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. Section 1350, as adopted) (the Sarbanes-Oxley Act of 2002), dated May 16, 2003.

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2001 and filed on April 1, 2002.

*	The certification attached as Exhibit 99.1 accompanies the Quarterly Report on Form 10-Q/A pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

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

Date: May 16, 2003

CERTIFICATIONS

I, Joseph D. Keegan, Ph.D., certify that:

     1.     I have reviewed this quarterly report on Form 10-Q/A of Molecular Devices Corporation;

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

Date: May 16, 2003

/s/ JOSEPH D. KEEGAN, PH.D Joseph D. Keegan, Ph.D. Chief Executive Officer

I, Timothy A. Harkness, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q/A of Molecular Devices Corporation;

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

Date: May 16, 2003

/s/ TIMOTHY A. HARKNESS Timothy A. Harkness Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
3.3(2)	Certificate of Amendment to Certificate of Incorporation.
4.1(1)	Specimen Certificate of Common Stock of the Registrant.
99.1*	Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. Section 1350, as adopted) (the Sarbanes-Oxley Act of 2002), dated May 16, 2003.

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2001 and filed on April 1, 2002.

*	The certification attached as Exhibit 99.1 accompanies the Quarterly Report on Form 10-Q/A pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.