Form 10-Q
period 2003-06-30
MOLECULAR DEVICES CORP
filed 2003-08-13
CIK 1003113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

OR

    [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-27316

Molecular Devices Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-2914362
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1311 Orleans Drive

Sunnyvale, California 94089
(Address of principal executive offices, including zip code)

(408) 747-1700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 8, 2003, there were 14,930,741 shares of the Registrant’s Common Stock, $.001 par value, outstanding.

MOLECULAR DEVICES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	June 30, 2003	December 31, 2002
ASSETS:
Current assets:
Cash and cash equivalents	$42,253	$43,733
Short-term investments	11,186	10,050
Accounts receivable, net	22,127	26,443
Inventories, net	16,652	17,722
Deferred tax assets	4,943	5,230
Other current assets	1,955	1,770

Total current assets	99,116	104,948

Long-term investments	2,743	--
Equipment and leasehold improvements, net	10,446	10,943
Goodwill	26,017	26,017
Other assets	19,607	20,993

Total assets	$157,929	$162,901

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,947	$2,863
Accrued liabilities	8,925	12,971
Deferred revenue	4,413	4,263

Total current liabilities	16,285	20,097

Stockholders' equity:
Preferred stock, $.001 par value; 3,000,000 shares
authorized, no shares issued or outstanding at
June 30, 2003 and December 31, 2002, respectively	--	--
Common stock, $.001 par value; 60,000,000 shares
authorized; 15,603,366 and 15,555,190 shares
issued and 14,936,691 and 15,312,892 shares
outstanding at June 30, 2003 and December 31,
2002, respectively	15	15
Additional paid-in capital	184,278	181,773
Treasury stock, at cost; 666,675 and 242,298 shares at June 30,
2003 and December 31, 2002, respectively	(11,203)	(4,632)
Accumulated deficit	(31,346)	(33,848)
Accumulated other comprehensive loss	(100)	(504)

Total stockholders' equity	141,644	142,804

Total liabilities and stockholders' equity	$157,929	$162,901

The accompanying notes are an integral part of these statements.

MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES	$28,505	$25,440	$53,054	$46,066
COST OF REVENUES	10,584	10,455	20,112	18,506

GROSS PROFIT	17,921	14,985	32,942	27,560

OPERATING EXPENSES:
Research and development	4,819	4,368	9,478	8,489
Selling, general and administrative	10,817	8,395	20,455	15,979

Total operating expenses	15,636	12,763	29,933	24,468

INCOME FROM OPERATIONS	2,285	2,222	3,009	3,092
Other income, net	260	487	566	783

INCOME BEFORE INCOME TAXES	2,545	2,709	3,575	3,875
Income tax provision	(764)	(1,029)	(1,073)	(1,472)

NET INCOME	$1,781	$1,680	$2,502	$2,403

BASIC NET INCOME PER SHARE	$0.12	$0.11	$0.16	$0.16

DILUTED NET INCOME PER SHARE	$0.12	$0.11	$0.16	$0.16

SHARES USED IN COMPUTING BASIC NET INCOME
PER SHARE	15,153	15,303	15,247	15,367

SHARES USED IN COMPUTING DILUTED NET
INCOME PER SHARE	15,218	15,414	15,314	15,492

The accompanying notes are an integral part of these statements.

MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,502	$2,403
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	2,394	1,931
Amortization of deferred compensation	--	55
Amortization of developed technology and patents	143	94
Income tax benefit realized as a result of employee
exercises of stock options	1,886	--
(Increase) decrease in assets:
Accounts receivable, net	4,611	620
Inventories	338	908
Deferred tax assets	989	1,741
Other current assets	(178)	211
Increase (decrease) in liabilities:
Accounts payable	95	(128)
Accrued liabilities	(4,073)	(3,229)
Deferred revenue	111	99

Net cash provided by operating activities	8,818	4,705

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(12,018)	(10,291)
Proceeds from sales and maturities of investments	8,139	7,920
Capital expenditures	(1,083)	(1,616)
Acquisitions, net of cash required	--	(22,927)
(Increase) decrease in other assets	538	(78)

Net cash used in investing activities	(4,424)	(26,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	618	704
Purchase of treasury stock	(6,571)	(4,472)

Net cash used in financing activities	(5,953)	(3,768)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	79	799
Net decrease in cash and cash equivalents	(1,480)	(25,256)
Cash and cash equivalents at beginning of period	43,733	56,372

Cash and cash equivalents at end of period	$42,253	$31,116

The accompanying notes are an integral part of these statements.

MOLECULAR DEVICES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Description of Business and Basis of Presentation

Molecular Devices Corporation (“Molecular Devices”, “we”, or “our”), a Delaware corporation, is principally involved in the design, development, manufacture, sale and service of bioanalytical measurement systems for life sciences research and drug discovery applications. The principal markets for our products include leading pharmaceutical and biotechnology companies as well as medical centers, universities, government research laboratories and other institutions throughout the world.

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

The unaudited condensed consolidated financial statements include the accounts of Molecular Devices and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements contained herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

Note 2. Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” (“SFAS 148”). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 were first effective for our 2002 fiscal year. The interim disclosure requirements were first effective for the first quarter of our 2003 fiscal year. We continue to account for stock-based compensation using APB 25 and have not adopted the recognition provisions of SFAS 123, as amended by SFAS 148. The adoption of SFAS 148 did not have a material impact on our financial position or results of operations. If we had elected to recognize stock-based employee compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income - as reported	$1,781	$1,680	$2,502	$2,403
Stock based compensation expense determined
using the fair value method, net of tax	1,831	2,035	3,962	4,007

Net loss - pro forma	$(50)	$(355)	$(1,460)	$(1,604)

Net income/(loss) per share:
Basic - as reported	$0.12	$0.11	$0.16	$0.16
Basic - pro forma	$--	$(0.02)	$(0.10)	$(0.10)
Diluted - as reported	$0.12	$0.11	$0.16	$0.16
Diluted - pro forma	$--	$(0.02)	$(0.10)	$(0.10)

The fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model assuming no dividends, expected stock price volatility factors between 82% and 92%, risk-free interest rates between 2.4% and 4.0%, and expected option lives between five and six years.

Note 3. Balance Sheet Components (in thousands)

	June 30, 2003	December 31, 2002
Inventories:
Raw materials	$6,201	$6,462
Work-in-process	1,186	1,840
Finished goods and demonstration equipment	9,265	9,420

	$16,652	$17,722

Accrued liabilities:
Accrued income tax	$549	$3,060
Warranty accrual	1,345	1,295
Accrued compensation	3,335	4,610
Other	3,696	4,006

	$8,925	$12,971

Note 4. Goodwill and Purchased Intangible Assets

There were no changes in goodwill during the six months ended June 30, 2003.

Purchased intangible assets not subject to amortization are comprised of tradename, valued at $707,000 at June 30, 2003 and December 31, 2002.

Purchased intangible assets subject to amortization consist of patents and developed technology. The net carrying value of the patents was $1,105,000 and $1,174,000 at June 30, 2003 and December 31, 2002, respectively. The net carrying value of developed technology was $1,321,000 and $1,395,000 at June 30, 2003 and December 31, 2002, respectively.

The estimated future amortization expense of purchased intangible assets as of June 30, 2003 was as follows (in thousands):

For the years ending December 31,	Amortization Expense
2003 (remaining six months)	$141
2004	284
2005	284
2006	284
2007	284
2008	284
Thereafter	865

$2,426

Note 5. Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding and diluted net income per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from outstanding stock options (using the treasury stock method), when dilutive. Computation of earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$1,781	$1,680	$2,502	$2,403

Denominator for basic net income per share - weighted
average common shares outstanding	15,153	15,303	15,247	15,367
Effect of dilutive securities - employee stock options	65	111	67	125

Denominator for diluted net income per share - weighted
average common shares outstanding plus dilutive securities	15,218	15,414	15,314	15,492

Basic net income per share	$0.12	$0.11	$0.16	$0.16

Diluted net income per share	$0.12	$0.11	$0.16	$0.16

For the three months ended June 30, 2003 and June 30, 2002, the total number of shares excluded from the calculations of diluted net income per share was 2,619,955 and 2,191,013, respectively, as the options’ weighted-average exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. For the six months ended June 30, 2003 and June 30, 2002, the total number of anti-dilutive shares excluded from the calculations of diluted net income per share was 2,512,488 and 2,134,388, respectively.

Note 6. Comprehensive Income

Comprehensive income, net of tax, was approximately $2.1 million and $2.7 million for the three-month periods ended June 30, 2003 and 2002, respectively. Comprehensive income, net of tax, was approximately $2.8 million and $3.6 million for the six-month periods ended June 30, 2003 and 2002, respectively. The differences between reported net income and comprehensive income are principally comprised of changes in accumulated foreign currency translation, which is recorded in stockholders’ equity.

Note 7. Legal Proceeding

On April 16, 2002, Caliper Technologies Corporation (“Caliper”) filed a patent infringement lawsuit against us alleging that our IMAP assay kits infringe U.S. patents held by Caliper. We believe that none of our products infringe any claim of the Caliper patents. On May 8, 2002, we filed an answer and counter-claim to Caliper’s lawsuit denying all allegations of infringement, setting forth certain affirmative defenses and making a counter-claim for declaratory relief that, among other things, we are not infringing and have not infringed any valid and enforceable claim of the Caliper patents and that the Caliper patents are invalid. Caliper brought a motion for preliminary injunction to which we filed our opposition. The judge vacated the hearing date and decided not to rule on the motion for preliminary injunction until after the claims of the Caliper patents are construed by the court. In June 2003, the court held a technology tutorial and a hearing to construe the claims of the Caliper patents. We are currently awaiting the court’s order on claim construction. If Caliper were to prevail in its motion for preliminary injunction, if reinstated by the judge, we may be prohibited from selling IMAP assay kits until completion of the litigation. If we do not prevail in litigation, we may be prohibited permanently from selling IMAP assay kits. Our inability to sell IMAP assay kits could have an adverse impact on our overall customer relations.

Note 8. Guarantees

Under our certificate of incorporation, we have agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as an officer or director of Molecular Devices or having served, at our request, as an officer or director of another company. The indemnification does not apply if the person is determined not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of Molecular Devices. The maximum potential amount of future payments that we could be required to make under the charter provision and the corresponding indemnification agreements is unlimited; however, we have Director and Officer insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. Most of these indemnification provisions were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2003.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

At the time of sale, we record an estimate for warranty costs that may be incurred under product warranties. Warranty expense and activity are estimated based on historical experience. The warranty accrual is evaluated periodically and adjusted for changes in experience. Changes in the warranty liability during the six months ended June 30, 2003 were as follows (in thousands):

Balance at December 31, 2002	$1,295
New warranties issued during the period	656
Cost of warranties incurred during the period	(606)

Balance at June 30, 2003	$1,345

Note 9. Recent Accounting Pronouncements

In November 2002, the FASB released FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. We have adopted the disclosure provisions effective December 31, 2002 and do not expect the full adoption of FIN 45 in July 2003 to have a material impact on our financial position or results of operations. (See Note 8).

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of FIN 46 will have a material impact on its financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into after June 15, 2003. Management does not believe adoption of the consensus will have a material effect on the Company’s results of operations or financial condition.

Note 10. Subsequent Event

Through August 8, 2003, we have repurchased approximately 58,000 shares of our common stock for approximately $1.0 million.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002 contained in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003, including, in particular, the discussion of Critical Accounting Policies included therein. The results for the first six months of 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUES. We divide our revenues into two product families – Drug Discovery and Life Sciences Research. Drug Discovery is made up of cellular analysis and high-throughput screening systems and includes the FLIPR®, Analyst, IonWorks and Discovery-1 product lines. The Life Sciences Research family is made up of benchtop detection and liquid handling systems and includes the Maxline™, Skatron, MetaMorph™ and Threshold® product lines. Total revenues for the second quarter of 2003 were $28.5 million, an increase of $3.1 million, or 12% compared to the second quarter of 2002. Drug Discovery revenues for the quarter were $13.8 million, or an increase of 8% compared to the same period last year. Quarterly growth in this segment was driven by strong performances in both IonWorks and FLIPR and Analyst reagent products. Life Sciences revenues for the quarter were $14.8 million, or an increase of 16% compared to the same period last year. Growth in this segment was primarily driven by the inclusion of a full quarter of revenue from Universal Imaging. We acquired this subsidiary in June of 2002, and therefore, the second quarter of last year only includes a partial quarter of Universal Imaging revenues.

Revenues for the first six months of 2003 were $53.1 million, an increase of $7.0 million, or 15% compared to the same period last year. Drug Discovery revenues for the first half were $24.3 million, or an increase of 13% over the same period last year. Growth in this segment was again driven by contributions from IonWorks and FLIPR instrument systems, as well as FLIPR and Analyst reagent products. Life Sciences revenues for the first half were $28.8 million, or an increase of 17% compared to the same period last year. Growth in this segment was again driven by the addition of a full six months of Universal Imaging revenues as well as by a strong performance by Threshold in the first quarter of 2003.

GROSS MARGIN. Gross margin increased to 63% in the second quarter of 2003 from 59% in the second quarter of 2002. In the second quarter of 2003, margins benefited from strong performance in the high-margin IonWorks and Drug Discovery reagents product lines. In the second quarter of 2002, margin was negatively impacted by a single large FLIPR order that was priced below normal FLIPR gross margins.

Gross margins increased to 62% for the first six months of 2003 from 60% in the same period of 2002. This increase was again driven by the positive contributions from IonWorks and Drug Discovery reagents on 2003 gross margins as well as by the negative impact of the FLIPR order on 2002 gross margins.

RESEARCH AND DEVELOPMENT. Research and development expenses for the second quarter of 2003 increased by 10% to $4.8 million (17% of revenues) from $4.4 million (17% of revenues) for the second quarter of 2002. Research and development expenses for the first six months of 2003 increased by 12% to $9.5 million (18% of revenues) from $8.5 million (18% of revenues) for the first six months of 2002. The increased spending for both periods was primarily the result of the inclusion of the research and development expenses of Universal Imaging Corporation, which we acquired in the second quarter of 2002. The increased spending was also due to adding application scientists and engineers to our research and development team as we continued to invest in our IonWorks programs.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the second quarter of 2003 increased to $10.8 million (38% of revenues) as compared to $8.4 million (33% of revenues) for the second quarter of 2002. Similarly, selling, general and administrative expenses for the first six months of 2003 increased to $20.5 million (38% of revenues) as compared to $16.0 million (35% of revenues) for the first six months of 2002. The increases in both periods were due to the inclusion of a full quarter of the expenses of Universal Imaging Corporation, as well as legal expenses incurred related to a patent infringement lawsuit filed against us.

OTHER INCOME (NET). Net other income decreased to $260,000 in the second quarter of 2003 as compared to $487,000 in the same period of 2002. For the first six months of 2003, net other income decreased to $566,000 from $783,000 in the first six months of 2002. These decreases in other income were primarily due to lower interest income as a result of lower average cash and investment balances and the decline in interest rates compared to the second quarter of 2002. The lower average cash balances resulted principally from the acquisition of Universal Imaging Corporation in the second quarter of 2002, and a share repurchase program under which we repurchased approximately 425,000 shares of our common stock in the second quarter of 2003, as offset by cash generated from operations.

INCOME TAX PROVISION. We recorded an income tax provision of $764,000 in the second quarter of 2003 as compared to $1.0 million in the same period of 2002. The income tax provision for the first six months of 2003 was $1.1 million as compared to $1.5 million in the first six months of 2002. The income tax provision for the second quarter and first six months of 2003 was based on an effective tax rate of 30%, down from 38% in the second quarter of 2002. The improved rate was mainly the result of the utilization of loss carry forwards in certain foreign tax jurisdictions.

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

Liquidity and Capital Resources

We had cash, cash equivalents and short and long-term investments of approximately $56.2 million at June 30, 2003 compared to $53.8 million at December 31, 2002. Operating activities in the first six months of 2003 provided approximately $8.8 million of cash primarily due to net income, decreases in accounts receivable and the income tax benefit associated with the exercise of employee stock options, partially offset by a decrease in accrued liabilities.

Net cash used in investing activities in the first six months of 2003 was $4.4 million, primarily consisting of $3.9 million in net purchases of short and long-term investments and $1.1 million in capital expenditures, both of which were partially offset by a $538,000 decrease in other assets.

In October 2001, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to 1,500,000 shares of our common stock. In the first six months of 2003, we used $6.6 million to repurchase approximately 425,000 shares of our common stock, and received $618,000 for the issuance of common stock under our employee stock option and purchase plans resulting in net cash used in financing activities of $6.0 million. Approximately 844,000 shares remain available for repurchase under the stock repurchase program. The timing of and amounts received under our employee stock option and purchase plans are determined by the decisions of the respective option or rights holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock under our employee stock option and purchase plans should not be considered an indication of additional funds to be raised in future periods.

We believe that our existing cash and investment securities and anticipated cash flow from our operations will be sufficient to support our current operating plan for the foreseeable future. Our ability to generate our anticipated cash flow from operations is subject to the risks and uncertainties discussed below under “Factors That May Affect Future Results,” including, in particular, variations in the amount of time it takes for us to sell our products and collect accounts receivable, the timing of customer orders, competition, risks associated with the pharmaceutical and biotechnology industries, supplier or manufacturing problems or delays and risks associated with past and potential future acquisitions.

Likewise, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on our current plans which may change and assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:

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

IF WE ARE NOT SUCCESSFUL IN DEVELOPING NEW AND ENHANCED PRODUCTS, WE MAY LOSE MARKET SHARE TO OUR COMPETITORS.

The life sciences instrumentation market is characterized by rapid technological change and frequent new product introductions. In the twelve months ended June 30, 2003, 66% of our revenues were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing or commercializing them, which would harm our business. Any significant delay in releasing new systems could cause our revenues to suffer, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.

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

The successful commercialization of our IonWorks product family, as well as the achievement of the benefits of our 2001 acquisition of Cytion, will depend in part on our ability to develop new products that include technology acquired through the acquisition of Cytion, or enhancements thereto, in a timely and efficient manner. Failure to develop new products in a timely and efficient manner, or at all, may prevent us from offering first-to-market products in segments of the electrophysiology market. As a result, we may lose customers, and our business and results of operations may be harmed. We recently completed the closure of the Cytion facility in Switzerland and are in the process of fully integrating Cytion’s technology and operations into operations located at our other facilities. The integration of Cytion’s technology and operations into operations located at our other facilities, however, may not be successful and may adversely impact our ability to successfully develop products that include technology acquired through the acquisition of Cytion, or enhancements thereto. Further, while we believe that the technology acquired through the acquisition of Cytion complements our IonWorks HT system, we may not be able to develop and commercialize any new products that include technology acquired through the acquisition of Cytion and are complementary to the IonWorks HT system. Any failure to develop new products that include technology acquired through the acquisition of Cytion, or enhancements thereto, in a timely and efficient manner, or at all, or any failure of such products to achieve commercial acceptance within the time frame that we have anticipated would adversely affect our business and financial performance.

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

Our product sales depend in part upon manufacturing yields. We currently have limited manufacturing capacity and experience variability in manufacturing yields. We are currently manufacturing high-throughput instruments in-house, in limited volumes and with largely manual assembly. If demand for our high-throughput instruments increases, we will either need to expand our in-house manufacturing capabilities or outsource to other manufacturers. If we fail to deliver our products in a timely manner, our relationships with our customers could be seriously harmed, and our revenues could decline.

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

We derive a significant portion of our revenues from sales to pharmaceutical and biotechnology companies. We expect that sales to pharmaceutical and biotechnology companies will continue to be a primary source of revenues for the foreseeable future. As a result, we are subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries, such as availability of capital and reduction and delays in research and development expenditures by companies in these industries, pricing pressures as third-party payers continue challenging the pricing of medical products and services, government regulation, and the uncertainty resulting from technological change.

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

On April 16, 2002, Caliper Technologies Corporation filed a patent infringement lawsuit against us alleging that our IMAP assay kits infringe U.S. patents held by Caliper. We believe that none of our products infringe any claim of the Caliper patents. On May 8, 2002, we filed an answer and counter-claim to Caliper’s lawsuit denying all allegations of infringement, setting forth certain affirmative defenses and making a counter-claim for declaratory relief that, among other things, we are not infringing and have not infringed any valid and enforceable claim of the Caliper patents and that the Caliper patents are invalid. Caliper brought a motion for preliminary injunction to which we filed our opposition. The judge vacated the hearing date and decided not to rule on the motion for preliminary injunction until after the claims of the Caliper patents are construed by the court. In June 2003, the court held a technology tutorial and a hearing to construe the claims of the Caliper patents. We are currently awaiting the court’s order on claim construction. If Caliper were to prevail in its motion for preliminary injunction, if reinstated by the judge, we may be prohibited from selling IMAP assay kits until completion of the litigation. If we do not prevail in litigation, we may be prohibited permanently from selling IMAP assay kits. Our inability to sell IMAP assay kits could have an adverse impact on our overall customer relations. We can not assure you that we will prevail in the Caliper lawsuit or that, even if we prevail, attention to the lawsuit will not consume substantial financial and management resources.

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

In addition to patents, we rely on a combination of trade secrets, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the proprietary technology underlying our products. If these measures do not protect our rights, third parties could use our technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection or prosecute potential infringements of our patents. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may design around our proprietary technologies or may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our intellectual property rights.

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

WE RELY UPON DISTRIBUTORS FOR PRODUCT SALES AND SUPPORT OUTSIDE NORTH AMERICA.

In the first six months of 2003, approximately 8% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a material adverse affect on our business, financial condition and results of operations.

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

We acquired Cytion S.A. in 2001 and although we recently completed the closure of the Cytion facility in Switzerland, we are still in the process of fully integrating Cytion’s technology and operations into operations located at our other facilities. Integrating Cytion’s technology into successful commercial products may be expensive and time consuming. Successful product development may place a significant burden on our existing management and our internal resources, which could have a material adverse effect on our business, financial condition and operating results, and we cannot guarantee you that the full integration of Cytion’s operations and technology will ultimately be successful. Finally, the market price of our common stock could decline if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial analysts or investors.

WE DEPEND ON OUR KEY PERSONNEL, THE LOSS OF WHOM WOULD IMPAIR OUR ABILITY TO COMPETE.

We are highly dependent on the principal members of our management, engineering and scientific staff. The loss of the service of any of these persons could seriously harm our product development and commercialization efforts. In addition, research, product development and commercialization will require additional skilled personnel in areas such as chemistry and biology, and software and electronic engineering. Our corporate headquarters are located in Sunnyvale, California, where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for qualified personnel is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business.

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN CURRENCY EXCHANGE RATE, POLITICAL AND ECONOMIC RISKS.

We maintain facilities in Norway, the United Kingdom, Germany and Japan, and sales to customers outside the United States accounted for approximately 37% our revenues in the first six months of 2003. We anticipate that international sales will continue to account for a significant portion of our revenues.

All of our sales to international distributors are denominated in U.S. dollars. Most of our direct sales in the United Kingdom, Germany, France, Canada and Japan are denominated in local currencies and totaled $17.0 million (32% of total revenues) in the first six months of 2003. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Historically, foreign exchange gains and losses have been immaterial to our results of operations. However, we cannot predict whether these gains and losses will continue to be immaterial, particularly as we increase our direct sales outside North America. For example, we cannot predict whether other foreign exchange gains or losses in the future would have a material effect on our income. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but may do so in the future.

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

We have experienced and in the future may experience a shortfall in revenues or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock. Our total revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors include:

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

Based upon the preceding factors, we may experience a shortfall in revenues or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business, financial condition, results of operations and the market price of our common stock. Because our revenues and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.

OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE STOCKHOLDERS TO LOSE A SUBSTANTIAL PART OF THEIR INVESTMENT IN OUR STOCK.

The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. In the twelve months ended June 30, 2003, the closing sales price of our common stock ranged from $10.22 to $19.32. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in interest rates and foreign currency exchange rates. The primary objective of our investment activities is to preserve capital while at the same time maximizing the income we receive from our investments to fund projected operating cash needs without significantly increasing risk. A discussion of our accounting policies for financial instruments and further disclosures relating to financial institutions is included under Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash equivalents and short-term investments. We have determined that changes in interest rates would not have a significant negative impact on our interest income or on the value of our investment portfolio due to the short-term maturities of our investments. Accordingly, we currently do not hedge interest rate exposure. We invest our excess cash primarily in demand deposits with United States banks and money market accounts and short-term securities. These securities, consisting of $9.6 million of U.S. government agency securities and $1.6 million of commercial paper, are carried at market value, which approximate cost, typically mature or are redeemable within 90 to 360 days and bear minimal valuation risk. We have not experienced any significant losses on these investments. Additionally, we have $2.7 million of long-term investments with maturities of less than two years, all in U.S. government agency securities.

We are exposed to changes in foreign currency exchange rates primarily in the United Kingdom, Germany, Japan and Canada, where we sell direct in local currencies. Further, a strengthening of the U.S. dollar could make our products less competitive in overseas markets, as most of our costs are incurred in the U.S. dollar. Translation gains and losses related to our foreign subsidiaries in the United Kingdom, Germany, Japan, Switzerland and Norway are accumulated as a separate component of stockholders’ equity. We do not currently engage in foreign currency hedging transactions, but may do so in the future.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Based on their evaluation as of June 30, 2003, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our control systems will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of June 30, 2003, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 16, 2002, Caliper Technologies Corporation filed a patent infringement lawsuit against us alleging that our IMAP assay kits infringe U.S. patents held by Caliper. We believe that none of our products infringe any claim of the Caliper patents. On May 8, 2002, we filed an answer and counter-claim to Caliper’s lawsuit denying all allegations of infringement, setting forth certain affirmative defenses and making a counter-claim for declaratory relief that, among other things, we are not infringing and have not infringed any valid and enforceable claim of the Caliper patents and that the Caliper patents are invalid. Caliper brought a motion for preliminary injunction to which we filed our opposition. The judge vacated the hearing date and decided not to rule on the motion for preliminary injunction until after the claims of the Caliper patents are construed by the court. In June 2003, the court held a technology tutorial and a hearing to construe the claims of the Caliper patents. We are currently awaiting the court’s order on claim construction. If Caliper were to prevail in its motion for preliminary injunction, if reinstated by the judge, we may be prohibited from selling IMAP assay kits until completion of the litigation. If we do not prevail in litigation, we may be prohibited permanently from selling IMAP assay kits. Our inability to sell IMAP assay kits could have an adverse impact on our overall customer relations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 2003, the 2003 Annual Meeting of Stockholders was held at our corporate offices in Sunnyvale, California. During this meeting, our stockholders voted on the following three proposals:

(a)     Proposal to elect directors to hold office until the next annual meeting of stockholders and until their successors are elected:

	For	Authority Withheld
Joseph D. Keegan, Ph.D	14,560,020	91,165
Moshe H. Alafi	13,756,699	894,486
David L. Anderson	13,373,010	1,278,175
A. Blaine Bowman	14,517,689	133,496
Paul Goddard, Ph.D	14,517,439	133,746
Andre F. Marion	14,508,126	143,059
Harden M. McConnell, Ph.D	13,896,021	755,164
J. Allen Waitz, Ph.D	14,550,801	100,384

(b)     Proposal to approve our 1995 Stock Option Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under such plan by 500,000 shares:

For	Against	Abstain
8,003,356	6,642,470	5,359

(c)    Proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003:

For	Against	Abstain
14,069,194	578,250	3,741

ITEM 5. OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. During the period covered by this Quarterly Report, our Audit Committee approved the engagement of Ernst & Young to prepare a study related to the utilization of net operating losses for income tax purposes, a non-audit service within the meaning of Section 10A(i) of the Securities Exchange Act. The fees for this non-audit service are not expected to exceed $60,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit		Number Description of Exhibit
3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3	.2(1)	Bylaws of the Registrant.
3	.3(2)	Certificate of Amendment to Certificate of Incorporation.
4	.1(1)	Specimen Certificate of Common Stock of the Registrant.
10	.25(3)	1995 Stock Option Plan, as amended.
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title
18 of the United States Code (18 U.S.C. 1350).

(1)     Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)     Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2001 and filed with the SEC on April 1, 2002.

(3)     Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-8 (Reg. No. 333-106698) as filed with the SEC on July 1, 2003.

* The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)     Reports on Form 8-K

    (1)     We filed a current report on Form 8-K, dated April 24, 2003, to furnish our public announcement of our fiscal first quarter results for the period ended March 31, 2003, which announcement included our consolidated balance sheets and statements of operations for the period.

    (2)     We filed a current report on Form 8-K, dated May 15, 2003, to furnish a correction of certain of the numbers reported in the consolidated balance sheets and statements of operations included in our public announcement of our fiscal first quarter results for the period ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Molecular Devices Corporation

By: /s/ TIMOTHY A. HARKNESS

Timothy A. Harkness
Vice President and Chief
Financial Officer
(Duly Authorized and Principal Financial and
Accounting Officer)

Date: August 13, 2003