Form 10-Q
period 2003-09-30
MOLECULAR DEVICES CORP
filed 2003-10-31
CIK 1003113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

As of October 28, 2003, there were 14,831,351 shares of the Registrant’s Common Stock, $.001 par value, outstanding.

MOLECULAR DEVICES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

INDEX

		PAGE NUMBER
PART I	FINANCIAL INFORMATION
ITEM 1	FINANCIAL STATEMENTS
	CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2003 and December 31, 2002	3
	CONDENSED CONSOLIDATED INCOME STATEMENTS
	Three and Nine Months Ended September 30, 2003 and 2002	4
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2003 and 2002	5
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	22
ITEM 4	CONTROLS AND PROCEDURES	23
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	24
ITEM 5	OTHER INFORMATION	24
ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K	24
SIGNATURE		25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOLECULAR DEVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	September 30, 2003	December 31, 2002
ASSETS:
Current assets:
Cash and cash equivalents	$42,550	$43,733
Short-term investments	11,642	10,050
Accounts receivable, net	24,718	26,443
Inventories, net	17,391	17,722
Deferred tax assets	3,976	5,230
Other current assets	1,902	1,770

Total current assets	102,179	104,948
Long-term investments	3,247	--
Equipment and leasehold improvements, net	9,818	10,943
Goodwill	26,017	26,017
Other assets	19,933	20,993

Total assets	$161,194	$162,901

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,560	$2,863
Accrued liabilities	9,024	12,971
Deferred revenue	4,069	4,263

Total current liabilities	16,653	20,097
Stockholders' equity:
Preferred stock, $.001 par value; 3,000,000 shares
authorized, no shares issued or outstanding at
September 30, 2003 and December 31, 2002	--	--
Common stock, $.001 par value; 60,000,000 shares
authorized; 15,648,465 and 15,555,190 shares
issued and 14,924,019 and 15,312,892 shares
outstanding at September 30, 2003 and December 31,
2002, respectively	15	15
Additional paid-in capital	184,896	181,773
Treasury stock, at cost; 724,446 and 242,298 shares at
September 30, 2003 and December 31, 2002, respectively	(12,216)	(4,632)
Accumulated deficit	(29,067)	(33,848)
Accumulated other comprehensive income (loss)	913	(504)

Total stockholders' equity	144,541	142,804

Total liabilities and stockholders' equity	$161,194	$162,901

The accompanying notes are an integral part of these statements.

MOLECULAR DEVICES CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES	$29,276	$25,907	$82,330	$71,972
COST OF REVENUES	10,763	10,373	30,875	28,879

GROSS PROFIT	18,513	15,534	51,455	43,093

OPERATING EXPENSES:
Research and development	4,649	4,612	14,127	13,101
Selling, general and administrative	10,681	9,084	31,136	25,063

Total operating expenses	15,330	13,696	45,263	38,164

INCOME FROM OPERATIONS	3,183	1,838	6,192	4,929
Other income, net	73	461	639	1,244

INCOME BEFORE INCOME TAXES	3,256	2,299	6,831	6,173
Income tax provision	(977)	(504)	(2,050)	(1,975)

NET INCOME	$2,279	$1,795	$4,781	$4,198

BASIC NET INCOME PER SHARE	$0.15	$0.12	$0.32	$0.27

DILUTED NET INCOME PER SHARE	$0.15	$0.12	$0.31	$0.27

SHARES USED IN COMPUTING BASIC NET INCOME PER SHARE	14,935	15,318	15,142	15,354

SHARES USED IN COMPUTING DILUTED NET INCOME PER SHARE	15,103	15,381	15,223	15,455

The accompanying notes are an integral part of these statements.

MOLECULAR DEVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,781	$4,198
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	3,954	2,828
Amortization of deferred compensation	--	74
Amortization of developed technology and patents	214	185
Income tax benefit realized as a result of employee
exercises of stock options	1,886	--
(Increase) decrease in assets:
Accounts receivable, net	2,416	3,834
Inventories, net	(653)	638
Deferred tax assets	1,976	2,245
Other current assets	(115)	738
Increase (decrease) in liabilities:
Accounts payable	701	198
Accrued liabilities	(4,035)	(1,604)
Deferred revenue	(244)	(280)

Net cash provided by operating activities	10,881	13,054

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(15,282)	(14,638)
Proceeds from sales and maturities of investments	10,443	15,853
Capital expenditures	(1,610)	(2,070)
Acquisitions, net of cash acquired	--	(22,927)
Other assets	149	(380)

Net cash used in investing activities	(6,300)	(24,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	1,237	762
Purchase of treasury stock	(7,584)	(4,472)

Net cash used in financing activities	(6,347)	(3,710)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	583	(107)
Net decrease in cash and cash equivalents	(1,183)	(14,925)
Cash and cash equivalents at beginning of period	43,733	56,372

Cash and cash equivalents at end of period	$42,550	$41,447

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

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002, included in our Annual Report on Form 10-K and filed with the SEC on March 27, 2003.

The unaudited condensed consolidated financial statements include the accounts of Molecular Devices and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements contained herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income - as reported	$2,279	$1,795	$4,781	$4,198
Stock based compensation expense determined
using the fair value method, net of tax	1,787	1,967	5,749	5,974

Net income (loss) - pro forma	$492	$(172)	$(968)	$(1,776)

Net income/(loss) per share:
Basic - as reported	$0.15	$0.12	$0.32	$0.27
Basic - pro forma	$0.03	$(0.01)	$(0.06)	$(0.12)
Diluted - as reported	$0.15	$0.12	$0.31	$0.27
Diluted - pro forma	$0.03	$(0.01)	$(0.06)	$(0.12)

The fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model assuming no dividends, expected stock price volatility factors between 82% and 92%, risk-free interest rates between 2.4% and 4.0%, and expected option lives between five and six years.

Note 3. Balance Sheet Components (in thousands)

	September 30, 2003	December 31, 2002
Inventories, net:
Raw materials	$6,232	$6,462
Work-in-process	1,086	1,840
Finished goods and demonstration equipment	10,073	9,420

	$17,391	$17,722

Accrued liabilities:
Accrued income tax	$455	$3,060
Warranty accrual	1,393	1,295
Accrued compensation	4,678	4,610
Other	2,498	4,006

	$9,024	$12,971

Note 4. Goodwill and Purchased Intangible Assets

There were no changes in goodwill during the nine months ended September 30, 2003.

Purchased intangible assets not subject to amortization are comprised of tradename, valued at $707,000 at September 30, 2003 and December 31, 2002.

Purchased intangible assets subject to amortization consist of patents and developed technology. The net carrying value of the patents was $1,071,000 and $1,174,000 at September 30, 2003 and December 31, 2002, respectively. The net carrying value of developed technology was $1,284,000 and $1,395,000 at September 30, 2003 and December 31, 2002, respectively.

The estimated future amortization expense of purchased intangible assets as of September 30, 2003 was as follows (in thousands):

For the years ending December 31,	Amortization Expense
2003 (remaining three months)	$71
2004	284
2005	284
2006	284
2007	284
2008	284
Thereafter	864

$2,355

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$2,279	$1,795	$4,781	$4,198

Denominator for basic earnings per share - weighted
average common shares outstanding	14,935	15,318	15,142	15,354
Effect of dilutive securities - employee stock options	168	63	81	101

Denominator for diluted earnings per share - weighted
average common shares outstanding plus dilutive securities	15,103	15,381	15,223	15,455

Basic net income per share	0.15	0.12	0.32	0.27

Diluted net income per share	0.15	0.12	0.31	0.27

For the three months ended September 30, 2003 and September 30, 2002, the total number of shares excluded from the calculations of diluted net income per share was 2,027,000 and 2,453,000, respectively, as the options’ weighted-average exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. For the nine months ended September 30, 2003 and September 30, 2002, the total number of anti-dilutive shares excluded from the calculations of diluted net income per share was 2,501,000 and 2,141,000, respectively.

Note 6. Comprehensive Income (Loss)

Comprehensive income, net of tax, was approximately $3.0 million and $1.2 million for the three-month periods ended September 30, 2003 and 2002, respectively. Comprehensive income, net of tax, was approximately $5.8 million and $4.9 million for the nine-month periods ended September 30, 2003 and 2002, respectively. The differences between reported net income and comprehensive income are principally comprised of changes in accumulated foreign currency translation, which is recorded in stockholders’ equity.

Note 7.Legal Proceeding

On April 16, 2002, Caliper Technologies Corporation (“Caliper”) filed a patent infringement lawsuit against us alleging that our IMAP assay kits infringe U.S. patents held by Caliper. We believe that none of our products infringe any claim of the Caliper patents. On May 8, 2002, we filed an answer and counter-claim to Caliper’s lawsuit denying all allegations of infringement, setting forth certain affirmative defenses and making a counter-claim for declaratory relief that, among other things, we are not infringing and have not infringed any valid and enforceable claim of the Caliper patents and that the Caliper patents are invalid. Caliper brought a motion for preliminary injunction to which we filed opposition (if Caliper were to prevail in this motion, we may be prohibited from selling IMAP assay kits until completion of the litigation.) The judge vacated the hearing date and decided not to rule on the motion for preliminary injunction until after the claims of the Caliper patents are construed by the court. In June 2003, the court held a technology tutorial and hearing to construe the claims of the Caliper patents. On September 3, 2003 the court issued a claim construction order on the Caliper patents and terminated the preliminary injunction motion. Trial is scheduled to begin May 17, 2004.

Note 8. Guarantees

Under our articles of incorporation, we have agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as an officer or director of Molecular Devices or having served, at our request, as an officer or director of another company. The indemnification does not apply if the person is determined not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of Molecular Devices. The maximum potential amount of future payments that we could be required to make under the charter provision and the corresponding indemnification agreements is unlimited; however, we have Director and Officer insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. Most of these indemnification provisions were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2003.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

At the time of sale, we record an estimate for warranty costs that may be incurred under product warranties. Warranty expense and activity are estimated based on historical experience. The warranty accrual is evaluated periodically and adjusted for changes in experience. Changes in the warranty liability during the nine months ended September 30, 2003 were as follows (in thousands):

Balance at December 31, 2002	$1,295
New warranties issued during the period	1,025
Cost of warranties incurred during the period	(927)

Balance at September 30, 2003	$1,393

Note 9. Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We await issuance of a modification to the interpretation before full adoption, however we do not believe the full adoption of FIN 46 will have a material impact on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into after June 15, 2003. Adoption of the consensus in the third quarter of fiscal 2003 did not have a material effect on the Company’s results of operations or financial condition.

Note 10. Subsequent Event

Through October 28, 2003, we have repurchased approximately 100,000 shares of our common stock for approximately $1.8 million.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002 contained in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003, including, in particular, the discussion of Critical Accounting Policies included therein. The results for the first nine months of 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

OVERVIEW

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

We group our product offerings into two categories based on the markets that are primarily served by each. Our Drug Discovery products include four major families of products: our Fluorometric Imaging Plate Reader, or FLIPR®, system, our multimode Analyst system, our IonWorks™ automated electrophysiology system and our Discovery-1 cellular imaging system. Our Life Sciences Research products include our Maxline™ family of microplate readers, our Skatron liquid handling systems, our Threshold® system and our MetaMorph™ line of cellular imaging software. In addition to high-performance instrumentation, we offer reagent kits that enable researchers to perform popular assays with higher-throughput than can be achieved using conventional technologies.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES.     For the third quarter of 2003, total revenues were $29.3 million or an increase of 13% compared to the same period last year. Drug Discovery product family revenues were $13.5 million representing 31% growth over the third quarter of 2002. The key drivers of this growth were increased sales of our IonWorks HT, Discovery-1, and FLIPR family of products. Life Science Research product family revenues were $15.8 million, representing 1% growth over the prior year period. Quarterly growth in this segment was primarily driven by the strong sales of our MetaMorph cellular imaging software.

Revenues for the first nine months of 2003 were $82.3 million, or an increase of 14% compared to the same period last year. Drug Discovery product family revenues were $37.8 million, or an increase of 19% compared to the first nine months of 2002. Growth in this segment was due to the strength of our IonWorks HT, Discovery-1 and FLIPR instrument sales, as well as our FLIPR and Analyst reagent products. The Life Science Research product family revenues grew by 11% over the same period last year to $44.6 million, largely due to the inclusion of a full nine months of revenues from our wholly owned subsidiary, Universal Imaging Corporation, and the year to date growth of our Threshold business.

GROSS MARGIN. Gross margin increased to 63.2% for the three months ended September 30, 2003, from 60.0% for the three months ended September 30, 2002. This improvement was driven by strong sales of our higher margin IonWorks and Universal Imaging products, and Drug Discovery reagents. Gross margin increased to 62.5% for the nine months ended September 30, 2003, from 59.9% in the nine months ended September 30, 2002. The improvement in the nine month period was similarly driven by the strong sales of IonWorks and Universal Imaging products. Gross margin for the nine months ended September 30, 2002, was negatively impacted by a single large FLIPR order that was priced below normal FLIPR gross margins.

RESEARCH AND DEVELOPMENT. Research and development expenses for the third quarter of 2003 were flat at $4.6 million compared to third quarter of 2002. As a percent of revenues this resulted in a decrease from 18% to 16%. Research and development expenses for the first nine months of 2003 increased by 8% to $14.1 million (17% of revenues) from $13.1 million (18% of revenues) for the first nine months of 2002. This increase was due primarily to the inclusion of a full nine months of research and development expenses from our Universal Imaging subsidiary which we acquired in June 2002, as well as, additional costs we incurred as part of our on going development of IonWorks programs.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the third quarter of 2003 increased by 18% to $10.7 million (37% of revenues) from $9.1 million (35% of revenues) in the third quarter of 2002. This increase was primarily due to higher variable selling expenses associated with higher sales as well as the expanded sales and support dedicated to the IonWorks program. For the first nine months of 2003, selling, general and administrative expenses increased by 24% to $31.1 million (38% of revenues) from $25.1 million (35% of revenues) for the first nine months of 2002. This increase was also due to the higher variable selling expenses, legal expenses related to the Caliper litigation, and a full nine months of expenses from our Universal Imaging subsidiary.

OTHER INCOME, NET. Net other income for the third quarter of 2003 decreased to $73,000 from $461,000 in the third quarter of 2002. This decrease mainly resulted from lower interest rates on lower average cash and investment balances. Net other income for the first nine months of 2003 decreased to $639,000 from $1.2 million in the first nine months of 2002. This decrease was also due to lower interest rates on lower average cash balances resulting from our acquisition of Universal Imaging in June 2002.

INCOME TAX PROVISION. We recorded an income tax provision of $977,000 in the third quarter of 2003 compared to $504,000 in the same period of 2002. The income tax provision for the first nine months of 2003 was $2.1 million compared to $2.0 million in the first nine months of 2002. The income tax provision for the first nine months of 2003 represented a 30% effective tax rate, down from 32% in the first nine months of 2002. This improved rate resulted from numerous factors, including the utilization of net operating loss carry forwards from certain foreign tax jurisdictions.

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

Liquidity and Capital Resources

We had cash, cash equivalents and short and long-term investments of approximately $57.4 million at September 30, 2003 compared to $53.8 million at December 31, 2002. Operating activities in the first nine months of 2003 provided approximately $10.9 million of cash primarily due to net income, decreases in accounts receivable and the income tax benefit associated with the exercise of employee stock options, partially offset by a decrease in accrued liabilities.

Net cash used in investing activities in the first nine months of 2003 was $6.3 million, primarily consisting of $4.8 million in net purchases of short and long-term investments and $1.6 million in capital expenditures.

In October 2001, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to 1,500,000 shares of our common stock. In the first nine months of 2003, we used cash of $7.6 million to repurchase approximately 482,000 shares of our common stock, and received $1.3 million for the issuance of common stock under our employee stock option and purchase plans, resulting in net cash used in financing activities of $6.3 million. As of September 30, 2003, approximately 786,000 shares remained available for repurchase under the stock repurchase program. The timing of and amounts received under our employee stock option and purchase plans are determined by the decisions of the respective option or rights holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock under our employee stock option and purchase plans should not be considered an indication of additional funds to be raised in future periods.

We believe that our existing cash and investment securities and anticipated cash flow from our operations will be sufficient to support our current operating plan for the foreseeable future. Our ability to generate our anticipated cash flow from operations is subject to the risks and uncertainties discussed below under “Factors That May Affect Future Results,” including, in particular, variations in the amount of time it takes for us to sell our products and collect accounts receivable, the timing of customer orders, competition, risks associated with the pharmaceutical and biotechnology industries, supplier or manufacturing problems or delays, and risks associated with past and potential future acquisitions.

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

We have generated sufficient cash flow to fund our capital requirements primarily through operating and financing activities over the last three years. However, we cannot assure you that we will not require additional financing in the future to support our existing operations or potential acquisition and technology licensing opportunities that may arise. Therefore, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional financing may not be available on favorable terms or at all, and may be dilutive to our then-current stockholders.

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

WE DEPEND ON ORDERS THAT ARE RECEIVED AND SHIPPED IN THE SAME QUARTER AND THEREFORE HAVE LIMITED VISIBILITY OF FUTURE PRODUCT SHIPMENTS.

Our net sales in any given quarter depend upon a combination of orders received in that quarter for shipment in that quarter and shipments from backlog. Our products are typically shipped within ninety days of purchase order receipt. As a result, we do not believe that the amount of backlog at any particular date is indicative of our future level of sales. Our backlog at the beginning of each quarter does not include all product sales needed to achieve expected revenues for that quarter. Consequently, we are dependent on obtaining orders for products to be shipped in the same quarter that the order is received. Moreover, customers may reschedule shipments, and production difficulties could delay shipments. Accordingly, we have limited visibility of future product shipments, and our results of operations are subject to significant variability from quarter to quarter.

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

IF WE ARE NOT SUCCESSFUL IN DEVELOPING NEW AND ENHANCED PRODUCTS, WE MAY LOSE MARKET SHARE TO OUR COMPETITORS.

The life sciences instrumentation market is characterized by rapid technological change and frequent new product introductions. In the twelve months ended September 30, 2003, 63% of our revenues were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing or commercializing them, which would harm our business. Any significant delay in releasing new systems could cause our revenues to suffer, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.

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

We currently anticipate that our IonWorks product family will include in the near term our recently launched IonWorks HT system and an additional IonWorks system based on technology acquired through the acquisition of Cytion S.A. in 2001. Our IonWorks product family may not achieve significant commercial acceptance or generate significant revenues within the time frame that we have anticipated, or at all. Any such failure would adversely affect our financial performance. In particular, we recently launched our IonWorks HT system. This system has not achieved, and may not achieve or maintain, significant commercial acceptance. The system could fail to obtain significant commercial acceptance due to general economic conditions, competitive conditions, customer concerns related to the price or performance of the IonWorks HT system or other factors. In addition, we recently completed the process of transferring the manufacturing technology for the production of PatchPlates, a component of our IonWorks HT system, from the former manufacturer to us, and any failure or delay in manufacturing sufficient commercial quantities of PatchPlates could adversely affect the ability of the IonWorks HT system to achieve or maintain significant commercial acceptance. It is likely that any failure of the IonWorks HT system to achieve commercial acceptance within the time frame that we have anticipated would cause us to fail to meet our previously stated 2003 and 2004 revenue expectations, which would likely cause our stock price to decline.

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

For example, we rely upon a single supplier for a component of the PatchPlate consumable that is part of the IonWorks HT system. This supplier might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements for this component, either by bringing production of this component in-house or by seeking an alternative supplier. We currently do not have the capability to manufacture this component on a commercial scale, and are not aware of any other supplier that currently has the capability to supply us with commercial quantities of this component. Any failure or delay in obtaining sufficient quantities of this component could adversely affect the ability of the IonWorks HT system to achieve or maintain significant commercial acceptance, which would harm our business.

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

For example, we decided in 2002 to bring the production of PatchPlates in-house. We previously relied on Essen Instruments for the PatchPlate consumable, and Essen has assisted us in transferring the PatchPlate manufacturing technology to us. We have purchased from Essen the inventory we believe is sufficient to meet our needs for PatchPlates until we commence full scale manufacturing on our own. However, we may not be successful in achieving full scale manufacturing capabilities for the PatchPlate consumable in a timely manner or at all, and any failure or delays in manufacturing sufficient quantities of PatchPlates could harm our business.

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

On April 16, 2002, Caliper Technologies Corp. filed a patent infringement lawsuit against us alleging that our IMAP assay kits infringe U.S. patents held by Caliper. We believe that none of our products infringe any claim of the Caliper patents. On May 8, 2002, we filed an answer and counter-claim to Caliper’s lawsuit denying all allegations of infringement, setting forth certain affirmative defenses and making a counter-claim for declaratory relief that, among other things, we are not infringing and have not infringed any valid and enforceable claim of the Caliper patents and that the Caliper patents are invalid. Caliper brought a motion for preliminary injunction to which we filed opposition (if Caliper were to prevail in this motion, we may be prohibited from selling IMAP assay kits until completion of the litigation.) The judge vacated the hearing date and decided not to rule on the motion for preliminary injunction until after the claims of the Caliper patents are construed by the court. In June 2003, the court held a technology tutorial and hearing to construe the claims of the Caliper patents. On September 3, 2003 the court issued a claim construction order on the Caliper patents and terminated the preliminary injunction motion. Trial is scheduled to begin May 17, 2004. If we do not prevail in litigation, we may be prohibited permanently from selling IMAP assay kits. Our inability to sell IMAP assay kits could have an adverse impact on our overall customer relations. We can not assure you that we will prevail in the Caliper lawsuit or that, even if we prevail, attention to the lawsuit will not consume substantial financial and management resources.

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

WE RELY UPON DISTRIBUTORS FOR PRODUCT SALES AND SUPPORT OUTSIDE NORTH AMERICA.

In the first nine months of 2003, approximately 8% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a material adverse affect on our business, financial condition and results of operations.

IF WE CHOOSE TO ACQUIRE NEW AND COMPLEMENTARY BUSINESSES, PRODUCTS OR TECHNOLOGIES INSTEAD OF DEVELOPING THEM OURSELVES, WE MAY BE UNABLE TO COMPLETE THESE ACQUISITIONS OR MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE AN ACQUIRED BUSINESS OR TECHNOLOGY IN A COST-EFFECTIVE AND NON-DISRUPTIVE MANNER.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, from time to time we have acquired complementary businesses, products or technologies instead of developing them ourselves, and we may choose to do so in the future. For example, we acquired Cytion S.A. in 2001, and in June 2002, we acquired Universal Imaging Corporation. We do not know if we will be able to complete any additional acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management, and if we do not achieve the perceived benefits of any acquisition as rapidly or to the extent anticipated by financial analysts or investors, the market price of our common stock could decline. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. In addition, any impairment of goodwill and amortization of other intangible assets or charges resulting from the costs of acquisitions could harm our business and operating results.

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

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN CURRENCY EXCHANGE RATE, POLITICAL AND ECONOMIC RISKS.

We maintain facilities in Norway, the United Kingdom, Germany and Japan, and sales to customers outside the United States accounted for approximately 36% our revenues in the first nine months of 2003. We anticipate that international sales will continue to account for a significant portion of our revenues.

All of our sales to international distributors are denominated in U.S. dollars. Most of our direct sales in the United Kingdom, Germany, France, Canada and Japan are denominated in local currencies and totaled $26.1 million (32% of total revenues) in the first nine months of 2003. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Historically, foreign exchange gains and losses have been immaterial to our results of operations. However, we cannot predict whether these gains and losses will continue to be immaterial, particularly as we increase our direct sales outside North America. For example, we cannot predict whether other foreign exchange gains or losses in the future would have a material effect on our income. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but may do so in the future.

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

OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE STOCKHOLDERS TO LOSE A SUBSTANTIAL PART OF THEIR INVESTMENT IN OUR STOCK.

The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. In the twelve months ended September 30, 2003, the closing sales price of our common stock ranged from $10.87 to $20.31. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition, or merger in which we are not the surviving company or which results in changes in our management. For example, our certificate of incorporation gives our board of directors the authority to issue shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, as the terms of the preferred stock that might be issued could potentially prohibit our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. The issuance of preferred stock could also have a dilutive effect on our stockholders. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination involving us. Further, in October 2001, our Board of Directors adopted a stockholder rights plan, commonly known as a “poison pill.” These provisions described above and our poison pill could limit the price that investors might be willing to pay in the future for our common stock.

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

Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash equivalents and short-term investments. We have determined that changes in interest rates would not have a significant negative impact on our interest income or on the value of our investment portfolio due to the short-term maturities of our investments. Accordingly, we currently do not hedge interest rate exposure. We invest our excess cash primarily in demand deposits with United States banks and money market accounts and short-term securities. These securities, consisting of $10.2 million of U.S. government agency securities and $1.4 million of commercial paper, are carried at market value, which approximate cost, typically mature or are redeemable within 90 to 360 days and bear minimal valuation risk. We have not experienced any significant losses on these investments. Additionally, we have $3.2 million of long-term investments with maturities of less than two years, all in U.S. government agency securities.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Based on their evaluation as of September 30, 2003, our chief executive officer and chief financial officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls. Our management, including our chief executive officer and chief financial officer, does not expect that our control systems will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of September 30, 2003, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 16, 2002, Caliper Technologies Corp. filed a patent infringement lawsuit against us alleging that our IMAP assay kits infringe U.S. patents held by Caliper. We believe that none of our products infringe any claim of the Caliper patents. On May 8, 2002, we filed an answer and counter-claim to Caliper’s lawsuit denying all allegations of infringement, setting forth certain affirmative defenses and making a counter-claim for declaratory relief that, among other things, we are not infringing and have not infringed any valid and enforceable claim of the Caliper patents and that the Caliper patents are invalid. Caliper brought a motion for preliminary injunction to which we filed opposition (if Caliper were to prevail in this motion, we may be prohibited from selling IMAP assay kits until completion of the litigation.) The judge vacated the hearing date and decided not to rule on the motion for preliminary injunction until after the claims of the Caliper patents are construed by the court. In June 2003, the court held a technology tutorial and hearing to construe the claims of the Caliper patents. On September 3, 2003 the court issued a claim construction order on the Caliper patents and terminated the preliminary injunction motion. Trial is scheduled to begin May 17, 2004. If we do not prevail in litigation, we may be prohibited permanently from selling IMAP assay kits. Our inability to sell IMAP assay kits could have an adverse impact on our overall customer relations.

ITEM 5. OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. During the period covered by this Quarterly Report, our Audit Committee approved the engagement of Ernst & Young to perform services related to a business development transaction, a non-audit service within the meaning of Section 10A(i) of the Securities Exchange Act. The fees for this non-audit service are not expected to exceed $235,000.

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

(b)    Reports on Form 8-K

    (1)     We filed a current report on Form 8-K, dated July 17, 2003, to furnish our public announcement of our fiscal second quarter results for the period ended June 30, 2003, which announcement included our consolidated balance sheets and statements of operations for the period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Molecular Devices Corporation

By: /s/ TIMOTHY A. HARKNESS

Timothy A. Harkness
Vice President and Chief
Financial Officer
(Duly Authorized and Principal Financial and
Accounting Officer)

Date: October 31, 2003