Form 10-K
period 2003-12-31
MOLECULAR DEVICES CORP
filed 2004-03-10
CIK 1003113

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number 0-27316

MOLECULAR DEVICES CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	94-2914362
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)
1311 ORLEANS DRIVE, SUNNYVALE, CALIFORNIA	94089
(Address of principal executive offices)	(Zip code)

(408) 747-1700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS
COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003, based upon the last sale price reported for such date on the Nasdaq National Market, was $110,866,693. *

The number of outstanding shares of the Registrant’s Common Stock as of March 5, 2004 was 14,215,003.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Proxy Statement for Registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report.

*	Excludes approximately 7,957,993 shares of common stock held by directors, officers and holders of 5% or more of the Registrant’s outstanding Common Stock at June 30, 2003. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

molecular devices corporation

part I

Item 1.    Business

THE COMPANY

Except for the historical information contained herein, the following discussion contains “forward-looking” statements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, those discussed in this item under “Business Risks” as well as under “Qualitative and Quantitative Disclosures about Market Risk” and the risks detailed from time to time in the Company’s future SEC reports.

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

INDUSTRY BACKGROUND

Over the past decade, research in the life sciences has accelerated as funding from major private and public sources has more than doubled. This increase in research activity has yielded discoveries that are currently fueling a revolution in our understanding of human health and disease. One recent milestone, the sequencing of the human genome, was widely celebrated not only as an important scientific advance in itself, but also as a starting point for a much broader exploration of fundamental biological processes. The genome map is significant because genes provide the code that cells use to make proteins, and proteins play a central role in every aspect of the body’s functioning. Learning which genes code for various proteins, which proteins are involved in different biological events, and how these proteins function or malfunction are all challenges that are now being tackled by scientists on an unprecedented scale. By better understanding biology at the level of proteins and cells, researchers hope to discover the underlying causes of human disease and determine new ways to treat it.

Because of their critical role in the body, proteins that malfunction or are present in abnormal quantities can cause problems that are manifested as diseases. Drugs typically fight illness by binding to such proteins, known as “targets,” and modifying their behavior to reduce their disease-causing effects. Collectively, all of the drugs currently on the market are aimed at approximately 400 distinct protein targets in the human body. The human genome map has revealed the existence of an additional 3,000-5,000 targets that may be associated with a variety of diseases. This expansion in the number of potential drug targets is driving increased activity in two areas of scientific inquiry, basic life sciences research and drug discovery.

Understanding the role of proteins in human health and disease is a goal of basic life sciences research, which is conducted by a wide variety of pharmaceutical, biotechnology, academic and other organizations. Once a protein’s role in disease is understood, the task of finding a drug that acts on the protein and treats the disease is undertaken primarily by pharmaceutical and biotechnology companies. These companies typically own “libraries” of drug candidates comprising hundreds of thousands, or even millions, of chemical compounds. In order to determine which compounds are effective against a particular target, a test must be developed to detect whether a compound has modified the behavior of the target, then this test must be repeated for each compound in the library. In recent years, this “screening” process has become industrialized as companies have invested in automated, high-throughput equipment to handle the increasing numbers of new targets and compounds. The type of technology researchers use when they screen drug candidates depends upon the class of target that they are investigating.

Drug targets can be grouped into several classes based on their biological characteristics. The targets in a particular class tend to share similar behaviors, such as their ability to bind to small drug molecules. Researchers, particularly in pharmaceutical companies, tend to focus their efforts on those classes that are most involved in important health conditions and most readily modified by drugs. Because they fulfill these key requirements, three target classes known as G-protein coupled receptors, kinases and ion channels are the subject of over 60% of all drug discovery research.

G-PROTEIN COUPLED RECEPTORS

More than half of existing drugs act on G-protein coupled receptors, or GPCRs, and more than 30% of current research activity is focused on this target class. Residing on the surfaces of cells, GPCRs are proteins that are involved in critical biological processes such as cardiovascular and central nervous system functioning. Diseases of these systems have been linked to GPCRs, and GPCRs are also known to play a role in a variety of other conditions such as diabetes and cancer. Scientists have identified and characterized over 100 GPCRs. However, genomic data now suggests that the number of distinct human GPCRs may be as great as 1,000. This information has resulted in increased research efforts to characterize the hundreds of unknown GPCRs and understand their disease associations.

We offer products that enable a full range of GPCR-related research, from identifying new GPCRs to screening drug candidates for GPCR activity. In drug discovery, the most widely accepted GPCR test involves the detection of a calcium release that occurs in cells when a GPCR is activated. We were the pioneer in automating this assay and remain the industry leader in GPCR screening. We provide customers with complete instrument and reagent solutions including the Fluorometric Imaging Plate Reader (FLIPR®), the FlexStation™ and proprietary assay kits for performing GPCR analysis.

KINASES

Kinases are enzymes that control many of the pathways through which cellular signals are conducted. Because signaling is a key aspect of cell activity, kinases are centrally involved in a large number of biological processes. Genomic research indicates that humans have approximately 500 different kinases, and errors in their function can result in conditions such as cancer, inflammation and diabetes. Kinases, along with their counterparts phosphatases, account for over 21% of research activity, and every pharmaceutical company is currently developing kinase-inhibiting drugs.

We offer solutions for kinase screening that avoid some of the major drawbacks of other technologies. Many existing methods for testing kinases involve multiple steps and require radioactive labels or the production of antibodies, a time-consuming and expensive process. Our approach uses a technology called fluorescence polarization (FP) to perform kinase assays in a single step and without radioactivity or antibodies. This technique is enabled by our Analyst instrument, which is the industry standard for FP detection, and our proprietary IMAP® reagent kits.

ION CHANNELS

Ion channels are proteins that reside on cell membranes and control the flow of charged atoms through these membranes. Disorders of the cardiovascular and central nervous systems, as well as conditions such as diabetes and asthma, have been linked to ion channels. Additionally, some severe and even fatal side effects of drugs result from their unintended interference with ion channel activity. In recent years, the withdrawal of a number of high-profile drugs from the market due to their impact on ion channels has dramatically increased the interest of pharmaceutical companies in testing for this safety problem early in the development process.

The influence of chemical compounds on the activity of ion channels is difficult to test. While some indirect methods are available, the most valuable information is provided by a direct approach called “patch clamping,” which is slow and tedious. To address this problem, we offer IonWorks HT™, an automated patch clamping system that dramatically increases ion channel assay throughput.

OUR PRODUCTS

We offer a full range of high-performance bioanalytical systems including specialized screening solutions for the three major target classes and a variety of general-purpose research instruments. We group our product offerings into two categories, Drug Discovery and Life Sciences Research, to reflect the markets they primarily address. We had revenues of $115.6 million in 2003, $102.2 million in 2002, and $92.2 million in 2001. Most of our products use optical technologies to detect the results of biological tests that occur in microplates. A microplate is a disposable vessel comprised of a standardized array of 96, 384 or 1,536 wells that are similar to small test tubes. This format has been widely adopted by scientists because it allows many experiments to be performed in parallel, enhancing the efficiency of research efforts. In recent years, customers have increasingly sought the cost and throughput benefits of the higher-density 384 and 1,536 well configurations, a trend that we expect to continue.

DRUG DISCOVERY PRODUCTS

Our Drug Discovery systems, which represented 45% of our total revenues in 2003 and 2002 and 48% of our total revenues in 2001, are used to screen large numbers of chemical compounds to assess their effects on disease targets.

FLIPR System and Reagent/ Assay Kits

Since its introduction in 1995, our FLIPR system has become the industry standard for GPCR screening. FLIPR addresses a key market need for automating a common GPCR test based on the phenomenon of calcium flux. The activation of many types of GPCRs triggers a release of calcium within the cell, an event that can be detected using a calcium-sensitive fluorescent dye. Because this assay requires live cells and produces only a brief signal, it cannot be performed on standard bioanalytical instruments. FLIPR’s optical and fluidic systems are specialized for this type of assay, automating the process and enabling multiple experiments to be performed simultaneously in microplates. Because of its unique configuration, FLIPR is also able to perform other complex live cell assays, such as detecting changes in cellular membrane potential. Our FLIPR instrumentation is complemented by our FLIPR reagent kits, which use a proprietary technology to reduce the number of steps involved in GPCR or membrane potential testing.

•	FLIPR[2]. This product is the second generation FLIPR instrument. It combines all of the benefits of the original FLIPR with new automation capabilities and the ability to analyze samples in both 384 well and 96 well microplates. FLIPR[2] can screen as many as 50,000 samples daily, and offers optional integrated plate stacker and washer accessories that can dramatically reduce the need for human intervention during sample processing. In addition, the instrument also incorporates interfaces that enable it to integrate into automated screening lines.

•	FLIPR[3]. The third generation FLIPR product, FLIPR[3] is a more sensitive, higher-throughput version of FLIPR[2]. It also incorporates a new detection mode, luminescence, expanding the menu of applications that can be performed on the FLIPR platform.

•	FLIPR Assay Kits. This product family includes the FLIPR Calcium Kit, the FLIPR Calcium Plus Kit, the FLIPR Calcium 3 Kit and the FLIPR Membrane Potential Kit. By eliminating a step in the assay protocol, these kits can significantly increase throughput, reduce costs and increase screening efficiency. The FLIPR Calcium Kit addresses the most popular assay performed on the FLIPR system for detecting the activation of GPCRs. The FLIPR Calcium Plus Kit and the FLIPR Calcium 3 Kit extend the applicability of this assay by allowing researchers to test problematic but important targets such as chemokines and other small peptides. In addition, these kits offer a significant improvement in data quality compared to traditional methods. The FLIPR Membrane Potential Kit allows researchers to measure changes in the electrical potential across live cell membranes, a key indicator of ion channel activity.

Analyst® System and Reagent Kits

Our Analyst family of products provides a novel solution for kinase screening as well as industry-leading flexibility and throughput for a wide range of other assays. Instruments in this family feature several different detection technologies, allowing customers to choose the one that is optimal for their particular screen. One of these detection modes, fluorescence polarization (FP), has become popular in recent years because it enables assays to be performed with greatly simplified protocols. We were pioneers in developing the market for FP and we have successfully applied this technology to the area of kinase screening. Traditionally, tests of kinase activity have been performed using multi-step protocols that involve radioactive labels or highly specific antibodies. Because radioactivity is hazardous and antibody production is practical for only a small number of kinases, customers have sought better assays as the popularity of kinase targets has increased. To address this, we developed IMAP, a simple, non-radioactive, antibody-free technology that allows accurate determination of enzyme activity for a wide variety of kinases, and phosphatases.

•	Analyst HT. This instrument features seven detection modes and the ability to read 96 and 384 well microplates. Analyst HT is compatible with automation equipment and performs up to 70,000 tests per day.

•	Analyst AD. Designed to complement the Analyst HT, this instrument allows researchers to develop tests for screening compounds against a target of interest.

•	Analyst GT. The next generation of the Analyst platform, this system features increased sensitivity, which allows it to read 1,536 well microplates. Analyst GT has the capacity to screen over 400,000 wells per day.

•	ScreenStation™. This instrument integrates the detection capabilities of the Analyst platform with assay assembly, providing a highly automated screening system.

•	IMAP Assay Kits. A proprietary bead-based platform, IMAP allows researchers to determine the activity of kinases, phosphatases and phosphodiesterases in a simple, non-radioactive format. We currently offer 18 kits that feature the most popular kinases for screening. In addition to the kits, the IMAP platform is also available to customers through our technology access program, which allows researchers to apply this extremely flexible technology to a wide variety of protein kinase targets.

•	HEFP™ Assay Kits. This family of kits is optimized for use on the Analyst platform and includes the STX-1™ Assay Kit for measuring the activity of serine/threonine kinases, the TKXtra™ Assay Kit for detecting additional kinases and the cAMP Assay Kit for measuring an important indicator of cellular signaling.

•	CatchPoint™ Assay Kits. This product line uses a more sensitive and simpler format than traditional methods and includes assay kits for cAMP, cGMP and tyrosine kinase.

IonWorks HT and PatchPlate™

In 2002, we launched IonWorks HT, a first-of-a-kind product for ion channel screening. Traditionally, the most valuable information on ion channel activity has been obtained through patch clamping, a time-consuming, low-throughput method that is best performed by highly skilled scientists. The few higher-throughput alternatives that are available use indirect methods to assay ion channels, an approach that yields less useful data than patch clamping. IonWorks HT is an automated system that obtains the same high-quality information from cells as conventional patch clamping, but at a much faster rate and requiring far less operator skill. While traditional patch clamping may allow researchers to test only 5-15 compounds per day, IonWorks HT operates at speeds of up to 3,000 data points per day. The system consists of an instrument and a proprietary consumable, the PatchPlate.

Discovery-1™

Discovery-1, our first generation high-throughput, high-resolution imaging instrument, was developed by our Universal Imaging Corporation (“UIC”) subsidiary. The system comprises instrumentation and a specialized version of our MetaMorph® software, which together enable the automated imaging and analysis of individual cells in microplates. Following the completion of the human genome map, the acceleration of efforts to study the activity of proteins within cells and to characterize the many unknown drug targets has created a need for better ways to visualize cellular events . Life sciences researchers generally use microscopes to view activity inside a cell, using software such as MetaMorph to capture and analyze the images they obtain. However, in a drug screening environment, greater throughput is required than can be achieved through traditional microscope studies. Discovery-1 automates the process of acquiring detailed images of individual cells and allows researchers to do so in the automation-friendly format of a microplate. The MetaMorph software that is included in the Discovery-1 system provides efficient and flexible analysis of the complex images captured by the instrument.

CLIPR™ System

Our Chemiluminescence Imaging Plate Reader, or CLIPR, system was introduced in 1999. It satisfies a key demand from pharmaceutical companies for live cell analysis at an ultra high-throughput rate using luminescence technology. This allows customers to perform popular assays, such as those involving reporter genes, at rates of up to 200,000 wells per day. CLIPR’s applications also include non-cell-based assays such as SPA, which is among the most frequently performed tests in the drug discovery market. These applications complement those of our other Drug Discovery systems, offering solutions for a wide range of different target classes.

LIFE SCIENCES RESEARCH PRODUCTS

Our Life Sciences Research products, which represented 55% of total revenues in 2003 and 2002 and 52% of total revenues in 2001, encompass our Maxline™, FlexStation, Skatron, Threshold® and MetaMorph product lines. The Maxline and FlexStation families of products consist primarily of advanced microplate readers. Microplate readers have become one of the most fundamental tools used in life sciences research by addressing the increasing need for the acquisition and processing of large quantities of biochemical and biological data. Because of the productivity gains offered by their multi-sample format, microplates have largely replaced test tubes and cuvettes for many life sciences applications.

The basic principles of microplate readers are that light from an appropriate source is directed to a wavelength selection device, such as a monochromator, and its intensity is measured either before and after, or just after, passing through each of the sample wells of a microplate. Application of a mathematical formula to the light intensity measurements of each microplate well provides a measure of the sample present in the well. One type of measurement, known as optical density, is proportional to the concentration of the substance that is being measured. Other important types of light intensity measurement are fluorometry and luminometry, both of which provide quantitative information comparing the different samples in a microplate with each other.

Maxline Detection Systems

Our Maxline strategy has been to continue to introduce new products that include first-of-a-kind features, as well as to offer varying feature sets and price points to address different market segments. We have historically focused on the premium end of the microplate reader market through offering products with advanced capabilities. Some of the first-of-a-kind features that we have pioneered include the first reader and software capable of kinetic analysis, the first monochromator-based reader that enabled continuous wavelength selection and the first reader capable of performance comparable to a spectrophotometer. In each case, we believe that the innovation helped expand the utility of microplate readers and, more broadly, the available market for microplate readers. Our Maxline family currently includes the following primary products:

•	EMax®. This product is aimed at the market for traditional microplate readers that do not require kinetic capability. We introduced it to provide a reader for customers in academia and other customers with restricted capital budgets.

•	VMax®. This was the first microplate reader to offer kinetic read capability and is designed to address the needs of biochemists.

•	VersaMax™. The VersaMax is our low cost variable wavelength offering that provides kinetic capability and temperature control.

•	SpectraMax® 340PC384. This product is a visible range microplate spectrophotometer, offering tunability and the additional capability of our patented PathCheck Sensor technology, which corrects common variability problems across wells of microplates.

•	SpectraMax 190. The predecessor to this product was the world’s first microplate reader that incorporated a monochromator for continuous wavelength selection. Wavelength selection provides for enhanced convenience and flexibility in assay design. In addition, the SpectraMax 190 also includes our patented PathCheck Sensor technology.

•	SpectraMax Plus384. The SpectraMax Plus384 combines the high-throughput of a microplate reader with the performance of a cuvette-based spectrophotometer as a result of our patented PathCheck Sensor technology. It is capable of reading wavelengths as short as 190 nanometers and as long as 1,000 nanometers, the equivalent range to a spectrophotometer, and is compatible with both 96-well and 384-well microplates.

•	Gemini XS. Gemini was the world’s first dual-scanning microplate spectrofluorometer. By incorporating two scanning monochromators, the Gemini allows the user to automatically optimize the instrument setting for the particular assay characteristics as well as for every fluorophore that is in use today. Gemini also was our first microplate reader capable of multi-mode operation, in that the product is capable of fluorescence, luminescence and time-resolved fluorescence measurements. The Gemini XS (Extra Sensitive), introduced in 2000, extends the Gemini franchise by significantly improving sensitivity and adding well scanning capability which allows researchers to perform more complex cell based assays.

•	Gemini EM. The Gemini EM expands the capabilities of the Gemini XS through several new features, including the ability to read microplates from either the top or the bottom. These features expand the menu of applications that can be performed on the Gemini platform to include cell-based assays.

•	LMax™ II and Lmax II384. LMax is our first reader to offer customers sensitive luminescence detection in a bench-top instrument. In 2003, we introduced a new generation of LMax with improved sensitivity and the capability to integrate with laboratory robots.

•	SpectraMax M2. This multimode reader features both absorbance and fluorescence detection and includes two scanning monochrometers and PathCheck Sensor technology.

FlexStation

Our FlexStation system is a benchtop workstation that integrates liquid handling and detection and has applications in drug discovery as well as life sciences research. This product offers flexibility to address a wide range of research applications by combining both multi-channel, plate-to-plate fluid transfer and fluorescence measurement in one system. For drug discovery applications, FlexStation provides a convenient means of developing assays for later transfer to higher-throughput screening. For basic and applied research in life sciences, the flexibility of this system enables scientists to develop, optimize, and run their assays on one system with the same small footprint as a standard benchtop microplate reader. In 2003, we introduced a new generation of FlexStation comprising two instruments, FlexStation II and FlexStation II384.

We offer four proprietary reagent kits that are based on our successful FLIPR assay technology and are optimized to perform on the FlexStation system. These products are our FlexStation Calcium Flux Assay Kit, FlexStation Calcium Plus Assay Kit, FlexStation Calcium 3 Assay Kit and FlexStation Membrane Potential Assay Kit.

MetaMorph Software

MetaMorph is a suite of software products for the acquisition and analysis of detailed cellular images. The software works in tandem with microscope and camera systems to enable researchers to acquire images of cells and quantify and analyze the images in a variety of ways. The product family, developed by our UIC subsidiary, consists of the following software packages:

•	MetaMorph. The latest version of UIC’s flagship product is a state-of-the-art software package for capturing and analyzing cellular images. MetaMorph’s functions include control of a wide variety of imaging devices as well as a large menu of tools for image processing and analysis.

•	MetaFluor®. MetaFluor software allows researchers to image and analyze ratiometric indicators of intracellular events.

•	MetaVue™. A lower-cost version of MetaMorph, MetaVue is an entry-level product tailored to common imaging applications.

We sell MetaMorph software either as a stand-alone product or as part of an integrated system including a camera, software and peripherals. We are an authorized reseller of cameras and peripheral equipment for several major manufacturers, including Nikon and Roper. Additionally, we have authorized several value-added resellers, who integrate multiple components to create complete imaging systems, to distribute MetaMorph.

Skatron

We acquired a line of liquid handling systems, primarily washers, through our acquisition of Skatron Instruments AS in 1999. Washers are used to dispense and remove fluid from microplates and are used as an integral step during the course of many assays. The Skatron products bring a complete line of state-of-the-art microplate washers and other related tools, including cell harvesters, to the Life Sciences Research product family. These products include a variety of cell and plate washers that offer 96, 384 and 1536 well dispensing and washing capabilities.

Threshold System

Our Threshold system is comprised of a detection instrument and proprietary reagents. Our Threshold system incorporates a proprietary technology to quantitate a variety of biomolecules such as DNA, proteins and mRNA rapidly and accurately. The demand for systems that can quantitate contaminants in the manufacturing and quality control of bioengineered products is a result of the growing number of biopharmaceutical therapeutics both entering clinical trials and receiving regulatory approval for commercial sale. The Threshold system emerged from a need by biopharmaceutical companies for more sensitive and reproducible methods to detect contaminants in biopharmaceuticals during the manufacturing and quality control process. The Threshold family of products includes a workstation, software and consumable reagent kits.

OTHER SOFTWARE AND CUSTOMER SERVICE

All of our instrument products incorporate internally designed and developed software that is sold as an integral part of the instrument system. We believe that our software is an important differentiator for our instrument products relative to the competition based on its ease-of-use and advanced data analysis capabilities.

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

RESEARCH AND DEVELOPMENT

Our research and development team included 106 full time employees as of December 31, 2003. We have typically invested 16% to 21% of our revenues in research and development, which has resulted in a strong track record of technological innovation. 60% of our revenues in 2003 were derived from products that we introduced in the last three years. Our research and development expenditures were approximately $18.7 million in 2003, $18.0 million in 2002 and $15.1 million in 2001.

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

MARKETING AND CUSTOMERS

Our sales and marketing organization included 164 full time employees in North America, Europe and Japan as of December 31, 2003. We distribute our products primarily through direct sales representatives in North America. We have subsidiaries in the United Kingdom, Germany and Japan responsible for selling and servicing our products. Our direct sales effort is supported by a team of service, technical and applications specialists employed by us. We also sell our products through international distributors, most of which enter into distribution agreements with us that provide for exclusive distribution arrangements and minimum purchase targets. Such agreements also generally prohibit the distributors from designing, manufacturing, promoting or selling any products that are competitive with our products.

Our customers include leading pharmaceutical and biotechnology companies as well as medical centers, universities, government research laboratories and other institutions throughout the world. One customer accounted for approximately 5% of our total 2003 revenues.

Sales to customers outside the United States accounted for 39%, 39% and 36% of total revenues in 2003, 2002 and 2001, respectively, and total sales denominated in foreign currencies accounted for 32%, 31% and 31% of total revenues in 2003, 2002 and 2001, respectively. We anticipate that international sales will account for an increasing percentage of revenues in the future. We expect to continue expanding our international operations in order to take advantage of increasing international market opportunities resulting from worldwide growth in the life sciences industry.

MANUFACTURING

We manufacture our products at our facilities in Sunnyvale, California and Norway. Both of these facilities are ISO 9000:2000 certified. We assemble the Discovery-1 system at our facility in Downingtown, Pennsylvania, which is also ISO 9000:2000 certified. We manufacture our own components where we believe it adds significant value, but we rely on suppliers for the manufacture of selected components and subassemblies, which are manufactured to our specifications. We conduct all final testing and inspection of our products. We have established a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, our products are manufactured to comply with good manufacturing practices.

PATENTS AND PROPRIETARY TECHNOLOGIES

We protect our proprietary rights from unauthorized use by third parties to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. As of December 31, 2003, we were maintaining 57 U.S. patents and other corresponding foreign patents based on our discoveries that have been issued or allowed. These patents expire at various dates between 2004 and 2021. In addition, as of December 31, 2003, we had 32 patent applications pending in the United States and had filed several corresponding foreign patent applications.

We are a party to various license agreements that give us rights to use certain technologies. We pay royalties to the parties from which we licensed or acquired the core technologies.

We also rely on trade secret, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products and technology.

COMPETITION

The market for bioanalytical instrumentation is highly competitive, and we expect competition to increase. We compete for the allocation of customer capital funds with many other companies marketing capital equipment, including those not directly competitive with any of our products. Some of our products also compete directly with similar products from other companies.

The drug discovery market is also characterized by intense competition among a number of companies, including Amersham Biosciences, Applied Biosystems, Axon Instruments, PerkinElmer and Tecan, that offer, or may in the future offer, products with performance capabilities generally similar to those offered by our products. We believe that the primary competitive factors in the market for our products are throughput, quantitative accuracy, breadth of applications, ease-of-use, productivity enhancement, quality, support and price/performance. We believe that we compete favorably with respect to these factors.

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

EMPLOYEES

As of December 31, 2003, we employed 422 persons full time, including 106 in research and development, 112 in manufacturing, 164 in marketing and sales and 40 in general administration and finance. Of these employees, 86 hold Ph.D. or other advanced degrees. None of our employees is covered by collective bargaining agreements, and we consider relations with our employees to be good.

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

IF WE ARE NOT SUCCESSFUL IN DEVELOPING NEW AND ENHANCED PRODUCTS, WE MAY LOSE MARKET SHARE TO OUR COMPETITORS.

The life sciences instrumentation market is characterized by rapid technological change and frequent new product introductions. In the year ended December 31, 2003, 60% of our revenues were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing or commercializing them, which would harm our business. Any significant delay in releasing new systems could cause our revenues to suffer, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.

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

We currently anticipate that our IonWorks product family will include in the near term our recently launched IonWorks HT system and an additional IonWorks system based on technology acquired through the acquisition of Cytion S.A. in 2001. Our IonWorks product family may not achieve significant commercial acceptance or generate significant revenues within the time frame that we have anticipated, or at all. Any such failure would adversely affect our financial performance. In particular, we recently launched our IonWorks HT system. This system has not achieved, and may not achieve or maintain, significant commercial acceptance. The system could fail to obtain significant commercial acceptance due to general economic conditions, competitive conditions, customer concerns related to the price or performance of the IonWorks HT system or other factors. In addition, we recently completed the process of transferring the manufacturing technology for the production of PatchPlates, a component of our IonWorks HT system, from the former manufacturer to us, and any failure or delay in manufacturing sufficient commercial quantities of PatchPlates could adversely affect the ability of the IonWorks HT system to achieve or maintain significant commercial acceptance. It is likely that any failure of the IonWorks HT system to achieve commercial acceptance within the time frame that we have anticipated would cause us to fail to meet our 2004 revenue expectations, which would likely cause our stock price to decline.

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

WE MAY ENCOUNTER MANUFACTURING AND ASSEMBLY PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOST REVENUES.

We assemble our systems in our manufacturing facilities located in Sunnyvale, California, Downingtown, Pennsylvania, and Norway. Our manufacturing and assembly processes are highly complex and require sophisticated, costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our manufacturing facilities could seriously harm our ability to satisfy our customer order deadlines. If we cannot deliver our systems in a timely manner, our revenues will likely suffer.

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

WE RELY UPON DISTRIBUTORS FOR PRODUCT SALES AND SUPPORT OUTSIDE NORTH AMERICA.

In 2003, approximately 8% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a material adverse affect on our business, financial condition and results of operations.

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

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN CURRENCY EXCHANGE RATE, POLITICAL AND ECONOMIC RISKS.

We maintain facilities in Norway, the United Kingdom, Germany and Japan, and sales to customers outside the United States accounted for approximately 39% our revenues in the 2003. We anticipate that international sales will continue to account for a significant portion of our revenues.

All of our sales to international distributors are denominated in U.S. dollars. Most of our direct sales in the United Kingdom, Germany, France, Canada and Japan are denominated in local currencies and totaled $37.4 million (32% of total revenues) in 2003. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Historically, foreign exchange gains and losses have been immaterial to our results of operations. However, we cannot predict whether these gains and losses will continue to be immaterial, particularly as we increase our direct sales outside North America. For example, we cannot predict whether other foreign exchange gains or losses in the future would have a material effect on our income. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but may do so in the future.

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

OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE STOCKHOLDERS TO LOSE A SUBSTANTIAL PART OF THEIR INVESTMENT IN OUR STOCK.

The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. In the year ended December 31, 2003, the closing sales price of our common stock ranged from $10.97 to $20.38. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

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

Item 2. Properties

We lease two facilities in Sunnyvale, California and one facility in Downingtown, Pennsylvania which include laboratory, manufacturing and administrative space. We also lease sales and service offices in the United Kingdom, Germany and

Japan, and a manufacturing facility in Norway. We believe that our current facilities will be sufficient for our operations through at least 2003. These properties are described below:

LOCATION	OWNERSHIP	FACILITIES	LEASE EXPIRATION

1311 Orleans Drive Sunnyvale, CA 94089	Leased	Approximately 60,000 square feet of office and manufacturing space	October 31, 2007
1312 Crossman Avenue Sunnyvale, CA 94089	Leased	Approximately 54,500 square feet of office and manufacturing space	October 31, 2007
402 Boot Road Downingtown, PA 19335	Leased	Approximately 27,900 square feet of office and manufacturing space	November 15, 2010
Oslo, Norway	Leased	Approximately 17,500 square feet of office and manufacturing space	January 1, 2007
Wokingham, England	Leased	Approximately 4,200 square feet of office space	August 20, 2009
Munich, Germany	Leased	Approximately 3,500 square feet of office space	October 31, 2006
Osaka, Japan	Leased	Approximately 3,700 square feet of office space	March 31, 2005
Tokyo, Japan	Leased	Approximately 4,300 square feet of office space	June 30, 2005

Item 3.    Legal Proceedings

On April 16, 2002, Caliper Technologies Corp. filed a patent infringement lawsuit against us in U.S. District Court for the Northern District of California alleging that our IMAP assay kits infringe U.S. patents held by Caliper. We settled the patent infringement lawsuit with Caliper in November 2003. In connection with the settlement, we entered into a nonexclusive license agreement with Caliper pursuant to which we have agreed to pay Caliper a one-time licensing fee as well as royalties based on future sales of IMAP products.

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

	2003 2002
	HIGH	LOW	HIGH	LOW

First Quarter	$17.05	$10.97	$21.47	$17.83
Second Quarter	18.03	11.20	19.64	14.40
Third Quarter	20.31	15.51	16.15	10.22
Fourth Quarter	20.38	17.76	19.32	10.87

Historically, we have not paid cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. The Board of Directors will determine any future cash dividends. As of March 5, 2004, we had approximately 164 stockholders of record. On March 5, 2004, the last sale price reported on the Nasdaq National Market for our common stock was $18.35 per share.

Item 6.    Selected Consolidated Financial Data

The following table sets forth selected historical financial information for Molecular Devices, certain portions of which are based on, and should be read in conjunction with, our audited consolidated financial statements that are being filed as a part of this report.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	YEARS ENDED DECEMBER 31,

	2003	2002	2001	2000	1999

Revenues	$115,581	$102,157	$92,231	$96,035	$71,902
Cost of revenues	43,256	40,561	35,538	35,583	26,299

Gross profit	72,325	61,596	56,693	60,452	45,603
Operating expenses:
Research and development	18,679	18,002	15,105	16,796	14,150
Selling, general and administrative	43,457	35,435	33,381	31,906	25,630
Acquired in-process research and development(1)	—	—	12,625	—	2,037
Merger expenses(1)	—	—	—	15,181	—

Total operating expenses	62,136	53,437	61,111	63,883	41,817

Income (loss) from operations(1)	10,189	8,159	(4,418)	(3,431)	3,786
Other income, net	872	1,562	3,806	4,912	1,921

Income (loss) before income taxes	11,061	9,721	(612)	1,481	5,707
Income tax provision	3,319	2,916	4,625	6,415	2,056

Net income (loss)	$7,742	$6,805	$(5,237)	$(4,934)	$3,651

Basic net income (loss) per share	$0.51	$0.44	$(0.32)	$(0.32)	$0.27

Diluted net income (loss) per share	$0.51	$0.44	$(0.32)	$(0.32)	$0.26

Shares used in computing basic net income (loss) per share	15,067	15,348	16,192	15,246	13,347

Shares used in computing diluted net income (loss) per share	15,179	15,457	16,192	15,246	14,149

CONSOLIDATED BALANCE SHEET DATA:

	AS OF DECEMBER 31,

	2003	2002	2001	2000	1999

Cash, cash equivalents and short and long-term investments	$60,110	$53,783	$67,257	$97,091	$36,650
Working capital	87,305	84,851	99,422	138,184	65,748
Total assets	166,913	162,901	152,361	180,033	86,849
Retained earnings (accumulated deficit)	(26,106)	(33,848)	(40,653)	(4,833)	101
Total stockholders’ equity	145,538	142,804	137,485	163,633	74,304

(1)	Our 2001 loss from operations included a $12.6 million write-off for the acquisition of in-process research and development costs relating to our acquisition of Cytion S.A. Our 2000 loss from operations included a $15.2 million charge related to direct costs incurred due to the merger with LJL BioSystems, which was accounted for as a pooling of interests. Our 1999 income from operations included a $2.0 million write-off for the acquisition of in-process research and development costs relating to our acquisition of Skatron Instruments AS.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Except for the historical information contained herein, the following discussion contains “forward-looking” statements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes”, “anticipates”, “plans”, “predicts”, “expects”, “estimates”, “intends”, “will”, “continue”, “may”, “potential”, “should” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, those discussed in this section as well as under “Item I. Business—Business Risks” and “Item 7—Qualitative and Quantitative Disclosures about Market Risk” and the risks detailed from time to time in the Company’s future SEC reports.

We are a leading supplier of high-performance bioanalytical measurement systems which accelerate and improve drug discovery and other life sciences research. Our systems and consumables enable pharmaceutical and biotechnology companies to leverage advances in genomics, proteomics and combinatorial chemistry by facilitating the high-throughput and cost-effective identification and evaluation of drug candidates. Our solutions are based on advanced core technologies that integrate our expertise in engineering, molecular and cell biology, and chemistry. We enable our customers to improve research productivity and effectiveness, which ultimately accelerates the complex process of discovering and developing new drugs.

Our customers include small and large pharmaceutical, biotechnology and industrial companies as well as medical centers, universities, government research laboratories and other institutions throughout the world. The success of our business is impacted by research and development spending trends of these customers, which has been unpredictable over the last three years and remains unpredictable in the near term. We focus on generating revenue growth through the development of innovative products for these customers. In each of the last three years, our internal research and development efforts have enabled us to exceed our goal of generating over 50% of annual revenues from products that are introduced in the last three years.

We divide our revenues into two product families based primarily on the customers to which they are sold into. The Drug Discovery product family includes systems that integrate detection, liquid handling and automation, have price points in excess of $100,000, and are primarily sold to large pharmaceutical and biotechnology companies. Product lines included in the Drug Discovery family are IonWorks, FLIPR, Analyst and Discovery-1 systems. The Life Sciences product family, which includes bench-top detection and liquid handling products, consists of Maxline, MetaMorph, Skatron and Threshold product lines. These single-purpose instruments generally cost less than $50,000 and are sold throughout our entire customer base. We recognize revenue on the sale of these products, when collectibility is reasonably assured, at the time of shipment and transfer of title to customers and distributors. There are no significant customer acceptance requirements or post shipment obligations on our part.

In June 2002, we acquired Universal Imaging Corporation, a developer and distributor of cellular imaging software and drug discovery tools. As a result, our 2003 operating results include five additional months of UIC revenues and expenses not present in our 2002 results.

CRITICAL ACCOUNTING ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, bad debts, inventories, intangible assets, equity investments, income taxes and warranty obligations. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition and Warranty

We recognize product revenue at the time of shipment and transfer of title when collectibility is reasonably assured. Software revenue is recognized at the time of sale and in accordance with AICPA Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”). There are no significant customer acceptance requirements or post-shipment obligations on our part for product or software sales.

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

Accounts Receivable

We sell our products primarily to corporations, academic institutions, government entities and distributors within the drug discovery and life sciences research markets. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for potential credit losses, which are based on a number of factors including, but not limited to, the current financial condition of specific customers, payment trends and the overall economic environment. Such losses have been historically within our expectations.

Inventories

Inventories are stated on a first-in, first-out basis at the lower of cost or market. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional inventory write downs may be required. Such write-downs have historically been within our expectations.

Equity Investments

We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20 percent of voting securities and we do not have the ability to exercise significant influence over operations. When our ownership exceeds 20 percent of voting securities but is less than 50 percent, or we have the ability to exercise significant influence, the investment is accounted for under the equity method. Under the equity method, the investee’s proportionate share of net income or loss and amortization of the investee’s net excess investment over its equity in net assets is included in net income or loss. As of December 31, 2003, we did not hold any investments accounted for under the equity method. We regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the fair values. We monitor the preceding factors to identify events or circumstances that would cause us to test for other than temporary impairment and revise our assumptions for the estimated recovery of equity investments.

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

At December 31, 2003, we had net deferred tax assets of $7.4 million. Realization of these assets is dependent on our ability to generate significant future taxable income. We believe that sufficient income will be earned in the future to realize these assets. We will evaluate the realizability of the deferred tax assets and assess the need for valuation allowances periodically.

Various factors may have favorable or unfavorable effects upon our effective tax rate in the future. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, future levels of R&D spending, future levels of capital expenditures, and our success in R&D and commercializing products.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statement of operations as a percentage of revenues:

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

Revenues	100.0%	100.0%	100.0%
Cost of revenues	37.4	39.7	38.5

Gross profit	62.6	60.3	61.5
Research and development	16.2	17.6	16.4
Selling, general and administrative	37.6	34.7	36.2
Write-off of acquired in-process research and development	—	—	13.7

Income (loss) from operations	8.8	8.0	(4.8)
Other income, net	0.8	1.5	4.1

Income (loss) before income taxes	9.6	9.5	(0.7)
Income tax provision	2.9	2.8	5.0

Net income (loss)	6.7%	6.7%	(5.7)%

YEARS ENDED DECEMBER 31, 2003 AND 2002

Revenues for 2003 increased by 13% to $115.6 million from $102.2 million in 2002. This increase was primarily due to the inclusion of a full year of revenues for UIC. Drug Discovery product family revenues increased 13% in 2003 due to the addition of the Discovery-1 product line from UIC as well as the continued success of our IonWorks HT product line, which was launched in late 2002. Revenues in the Life Sciences Research product family also increased 13% in 2003 largely due to the addition of the MetaMorph product line from UIC and the growth in our Maxline product line, which was driven by the launch of the SpectraMax M2.

Gross margin increased to 62.6% in 2003, from 60.3% in 2002. This increase was primarily due to the increased sales of higher margin products, including IonWorks HT, MetaMorph, and Discovery-1 systems, as well as consumable products.

Research and development expenses remained relatively stable in 2003, increasing only 4% to $18.7 million from $18.0 million in 2002. This increase was largely due to a full year of research and development expenses at UIC. In 2003, we continued to fund development programs related to IonWorks, FLIPR and SpectraMax products. In 2004, we plan to continue to invest in these programs and keep research and development spending approximately flat in absolute dollars compared to 2003.

Selling, general and administrative expenses increased by 23% to $43.5 million in 2003 from $35.4 million in 2002. This increase resulted from a full year of selling expenses at UIC, movements in exchange rates that negatively affected spending at our European and Japanese subsidiaries and legal expenses stemming from a patent lawsuit related to our IMAP program (which was settled in November 2003). Furthermore, we increased spending related to sales and service worldwide in an effort to enhance market acceptance of IonWorks, take UIC products direct in Japan, and to increase the effectiveness of our worldwide service organization. In 2004, we expect selling, general and administrative expenses to increase in absolute dollars due to variable expenses associated with increased revenues, but to decrease as a percentage of revenues.

Other income, net, consisting primarily of interest income, decreased by 44% to $872,000 in 2003 from $1.6 million in 2002. This was due to lower interest rates received on our cash and investments portfolio in 2003.

We recorded tax provisions of $3.3 million (an effective tax rate of 30%) and $2.9 million (an effective tax rate of 30%) for 2003 and 2002, respectively. The relative stability in our effective tax rate resulted from tax benefits recognized in 2002 and 2003 associated with our international operations. We expect our effective tax rate for 2004 to be approximately 34%-36%.

YEARS ENDED DECEMBER 31, 2002 AND 2001

Revenues for 2002 increased by 11% to $102.2 million from $92.2 million in 2001. This increase was due to the launch of the IonWorks HT, along with the inclusion of seven months of revenue from UIC, acquired on June 1, 2002. Drug Discovery revenues increased 4% in 2002 due to launch of IonWorks HT in the third quarter, increased sales of FLIPR products and the addition of the Discovery-1 product line from UIC. Revenues in the Life Sciences Research product family increased 16% in 2002 largely due to the addition of the MetaMorph product line from UIC and growth in sales of the Threshold and Skatron product lines.

Gross margin decreased to 60.3% in 2002, from 61.5% in 2001. This decrease was primarily due to overall product sales that were more heavily weighted in lower margin products.

Research and development expenses increased by 19% to $18.0 million in 2002 from $15.1 million in 2001. This increase was primarily driven by inclusion of a full year’s research and development expenses at Cytion S.A. (“Cytion”), which we acquired in July 2001, and the research and development expenses incurred at UIC.

Selling, general and administrative expenses increased by 6% to $35.4 million in 2002 from $33.4 million in 2001. This increase resulted from the inclusion of the selling, general and administrative expenses of UIC.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and short and long-term investments of $60.1 million at December 31, 2003 compared to $53.8 million at December 31, 2002. In 2003, operating activities provided $18.7 million in cash.

Net cash used by investing activities was $3.5 million in 2003, which included $2.4 million of capital expenditures.

Net cash used in financing activities was $9.0 million in 2003, due to $10.3 million spent to repurchase 632,000 shares of our common stock, partially offset by $1.3 million of proceeds from the issuance of common stock for options exercised and employee stock purchases. The share repurchases occurred throughout 2003, and accounted for approximately 4.3% of the shares outstanding as of December 31, 2003. Approximately 636,000 shares remained available for repurchase at December 31, 2003 under the stock repurchase program approved by our Board of Directors in October 2001.

In February 2004, 630,000 shares of our common stock were repurchased for approximately $12 million.

We believe that our existing cash and investment securities and anticipated cash flow from our operations will be sufficient to support our current operating plan for the foreseeable future. Our ability to generate our anticipated cash flow from operations is subject to the risks and uncertainties discussed above under “Business Risks,” including, in particular, variations in the amount of time it takes for us to sell our products and collect accounts receivable, the timing of customer orders, competition, risks associated with the pharmaceutical and biotechnology industries, supplier or manufacturing problems or delays, and risks associated with past and potential future acquisitions.

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

Our facilities are leased under noncancelable operating leases. In addition, we have contractual commitments for the purchase of certain resale products and manufacturing components with certain vendors ending in 2004. As of December 31, 2003, the following is a summary of our contractual obligations (in millions):

	PAYMENTS DUE BY PERIOD

			2005 to	2007 to	2009 and
	Total	2004	2006	2008	thereafter

Operating leases	$22.2	$5.5	$10.8	$5.0	$0.9
Unconditional purchase obligations	1.7	1.7	—	—	—

Total contractual cash obligations	$23.9	$7.2	$10.8	$5.0	$0.9

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. We do not have any interests in VIEs.

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

Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. We invest our excess cash primarily in demand deposits with United States banks and money market accounts and short-term securities. These securities, consisting of $2.1 million of commercial paper and $7.7 million of U.S. government agency securities, are carried at market value, which approximate cost, typically mature or are redeemable within 90 days to two years, and bear minimal risk. We have not experienced any significant losses on the investments.

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

Item 8.    Financial Statements and Supplementary Data

The following consolidated financial statements of Molecular Devices and financial statement schedules are attached to this report as pages 32 through 51.

Financial Statements:

•	Report of Ernst & Young LLP, Independent Auditors

•	Consolidated Balance Sheets as of December 31, 2003 and 2002

•	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003

•	Consolidated Statements of Stockholders’ Equity for the three years in the period ended December 31, 2003

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003

•	Notes to Consolidated Financial Statements

Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange

Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls. There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls. Our management, including our chief executive officer and chief financial officer, does not expect that our control systems will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Molecular Devices Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

part III

Item 10.    Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers
Information with respect to Directors and Executive Officers may be found in the sections entitled “Proposal 1 — Election of Directors,” and “Executive Officers of the Company,” respectively, appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on May 27, 2004 (the “Proxy Statement”). Such information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

Code of Conduct

The information required by this Item with respect to our code of conduct is incorporated herein by reference from the section captioned “Proposal 1 — Election of Directors — Code of Conduct” contained in the Proxy Statement.

The code is available on our Internet website at: www.moleculardevices.com. If we make any substantive amendments to the code or grant any waiver from a provision of the code applicable to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

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

Item 14.    Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the section captioned “Ratification of Independent Auditors” contained in the Proxy Statement.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Audit Committee currently has approved the engagement of Ernst & Young to perform up to $50,000 in non-audit services in 2004, and authorized the Chairman of the Audit Committee to pre-approve the engagement of Ernst & Young to perform additional non-audit and non-tax services in excess of $50,000.

part IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1. Financial Statements — See Index to Consolidated Financial Statements as Item 8 on page 26 of this report.

2. Financial Statement Schedule — See Index to Consolidated Financial Statements as Item 8 on page 26 of this report.

3. Exhibits

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENT

2	.1(1)	Form of Agreement and Plan of Merger between the Registrant and Molecular Devices Corporation, a California Corporation
2	.2(2)	Stock and Asset Purchase Agreement, dated as of May 17, 1999, among Molecular Devices Corporation, a Delaware corporation, Helge Skare, Wiel Skare, Steinar Faanes and Sten Skare, each an individual resident in Norway, Skatron Instruments AS, a Norwegian company, and Skatron Instruments, Inc., a Virginia corporation
2	.4(5)	Agreement and Plan of Merger and Reorganization dated as of June 7, 2000 by and among Molecular Devices Corporation, Mercury Acquisition Sub, Inc. and LJL BioSystems, Inc.
2	.5(11)	Stock Purchase Agreement dated as of November 14, 2000 by and among JCR Pharmaceuticals, K.K. and Molecular Devices Corporation
2	.6(12)	Stock Purchase Agreement dated as of July 6, 2001 by and among Molecular Devices, Cytion S.A., Jean-Pierre Rosat (as agent for the stockholders of Cytion) and each of the stockholders of Cytion.
2	.7(13)	Stock Purchase Agreement dated as of June 1, 2002 by and among Molecular Devices, Universal Imaging Corporation, Theodore Inoue (as agent for the stockholders of Universal Imaging Corporation) and each of the stockholders of Universal Imaging Corporation.
3	.1(1)	Amended and Restated Certificate of Incorporation of Registrant
3	.2(1)	Bylaws of the Registrant
3	.3(8)	Certificate of Amendment to Certificate of Incorporation
4	.1(1)	Specimen Certificate of Common Stock of Registrant
10	.1(1)*	1988 Stock Option Plan
10	.2(1)*	Form of Incentive Stock Option under the 1988 Stock Option Plan
10	.3(1)*	Form of Supplemental Stock Option under the 1988 Stock Option Plan
10	.4(8)*	1995 Employee Stock Purchase Plan
10	.6(1)*	Form of Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Stock Option Plan
10	.8(1)*	Form of Incentive Stock Option under the 1995 Stock Option Plan
10	.9(1)*	Form of Nonstatutory Stock Option under the 1995 Stock Option Plan
10	.10(1)*	Form of Early Exercise Stock Purchase Agreement under the 1995 Stock Option Plan
10	.11(1)*	Form of Indemnity Agreement between the Registrant and its Directors and Executive Officers
10	.19(2)*	Key Employee Agreement for Joseph D. Keegan, Ph.D., dated March 11, 1998, as amended
10	.20(3)	Exclusive License and Technical Support Agreement dated August 28, 1998 by and between the Registrant and Affymax
10	.21(3)*	Employee Offer Letter for Tim Harkness
10	.23(3)*	Employee Offer Letter for John Senaldi
10	.24(4)*	1995 Non-Employee Director’s Stock Option Plan, as amended
10	.25(14)*	1995 Stock Option Plan, as amended
10	.26(6)*	Employee Offer Letter for Patricia Sharp
10	.27(7)*	LJL BioSystems 1994 Equity Incentive Plan and Forms of Agreements
10	.28(7)*	LJL BioSystems 1997 Stock Plan and Forms of Agreements
10	.29(7)*	LJL BioSystems 1998 Directors’ Stock Option Plan and Forms of Agreements
10	.33(9)	Lease Agreement dated May 26, 2000 by and between Aetna Life Insurance Company and the Registrant
10	.34(10)*	Change in Control Severance Benefit Plan
10	.35(12)	Rights Agreement, dated October 25, 2001, among the Registrant and EquiServe Trust Company, N.A.
10	.36(8)*	Key Employee Agreement for Stephen Oldfield
10	.37(8)*	Key Employee Agreement for Tom O’Lenic
10	.38(14)*	2001 Stock Option Plan
10	.39(14)	Lease dated May 28, 2002 by and between The Irvine Company and the Registrant
10	.40(14)*	Letter Agreement dated April 11, 2002 by and between the Registrant and Joseph D. Keegan, Ph.D.

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENT

10	.41(14)*	Letter Agreement dated April 11, 2002 by and between the Registrant and Timothy A. Harkness
10	.42(14)*	Letter Agreement dated April 11, 2002 by and between the Registrant and John S. Senaldi
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP, Independent Auditors
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 1998, and filed August 13, 1998.

(3)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 1998, and filed November 13, 1998.

(4)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-8 (File No. 333-86159), as amended.

(5)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed June 12, 2000.

(6)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 2000 and filed on November 13, 2000.

(7)	Incorporated by reference to the similarly described exhibit filed with LJL BioSystems’ Registration Statement on Form S-1 (File No. 333-43529) declared effective on March 12, 1998.

(8)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2001 and filed on April 1, 2002.

(9)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2000 and filed on March 30, 2001.

(10)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated March 31, 2001 and filed on May 11, 2001.

(11)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 2001 and filed on August 14, 2001.

(12)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed October 30, 2001.

(13)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on June 12, 2002.

(14)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2003 and filed on March 27, 2003.

*	Management contract or compensatory plan or arrangement.

**	The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

We filed a current report on Form 8-K, dated October 14, 2003, to furnish our public announcement of our fiscal third quarter results for the period ended September 30, 2003, which announcement included our consolidated balance sheets and statements of operations for the period.

(c)	Exhibits

See Item 15(a) above.

(d)	Financial Statement Schedule

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2004.

MOLECULAR DEVICES CORPORATION

BY:	/s/ JOSEPH D. KEEGAN, PH.D.

JOSEPH D. KEEGAN, PH.D.
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOSEPH D. KEEGAN, PH.D. Joseph D. Keegan, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2004

/s/ TIMOTHY A. HARKNESS Timothy A. Harkness	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2004

/s/ MOSHE H. ALAFI Moshe H. Alafi	Director	March 9, 2004

/s/ DAVID L. ANDERSON David L. Anderson	Director	March 9, 2004

/s/ A. BLAINE BOWMAN A. Blaine Bowman	Director	March 9, 2004

/s/ PAUL GODDARD, PH.D. Paul Goddard, Ph.D.	Director	March 9, 2004

Andre F. Marion	Director

/s/ HARDEN M. MCCONNELL, PH.D. Harden M. McConnell, Ph.D.	Director	March 9, 2004

/s/ J. ALLAN WAITZ, PH.D. J. Allan Waitz, Ph.D.	Director	March 9, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Molecular Devices Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Molecular Devices Corporation and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molecular Devices Corporation and its subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP

Palo Alto, California

January 30, 2004,
except for Note 12, as to
which the date is
February 25, 2004

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	DECEMBER 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$50,260	$43,733
Short-term investments	8,114	10,050
Accounts receivable, net of allowance for doubtful accounts of $408 and $434	26,209	26,443
Inventories, net	17,025	17,722
Deferred tax assets	5,223	5,230
Other current assets	1,849	1,770

Total current assets	108,680	104,948
Long-term investments	1,736	—
Equipment and leasehold improvements, net	9,706	10,943
Goodwill	26,017	26,017
Intangible and other assets	20,774	20,993

	$166,913	$162,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,019	$2,863
Accrued compensation	6,295	4,610
Other accrued liabilities	5,942	8,361
Deferred revenue	5,119	4,263

Total current liabilities	21,375	20,097

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000,000 shares authorized	—	—
Common stock, $.001 par value; 60,000,000 shares authorized; 15,653,283 and 15,555,190 shares issued and 14,778,837 and 15,312,892 outstanding at December 31, 2003 and 2002, respectively	16	15
Additional paid-in capital	184,956	181,773
Accumulated deficit	(26,106)	(33,848)
Treasury stock, at cost; 874,446 and 242,298 shares at December 31, 2003 and 2002, respectively	(14,968)	(4,632)
Accumulated other comprehensive income (loss)	1,640	(504)

Total stockholders’ equity	145,538	142,804

	$166,913	$162,901

See accompanying notes.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

Revenues	$115,581	$102,157	$92,231
Cost of revenues	43,256	40,561	35,538

Gross profit	72,325	61,596	56,693

Operating expenses:
Research and development	18,679	18,002	15,105
Selling, general and administrative	43,457	35,435	33,381
Acquired in-process research and development	—	—	12,625

Total operating expenses	62,136	53,437	61,111

Income (loss) from operations	10,189	8,159	(4,418)
Other income, net	872	1,562	3,806

Income (loss) before income taxes	11,061	9,721	(612)
Income tax provision	3,319	2,916	4,625

Net income (loss)	$7,742	$6,805	$(5,237)

Basic net income (loss) per share	$0.51	$0.44	$(0.32)

Diluted net income (loss) per share	$0.51	$0.44	$(0.32)

See accompanying notes.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock		Additional				Accumulated Other	Total
			Paid-In	Accumulated	Treasury Stock	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(at cost)	Compensation	Income (Loss)	Equity

Balance at December 31, 2000	16,331,167	$17	$169,820	$(4,833)	$—	$(443)	$(928)	$163,633

Comprehensive income:
Net loss	—	—	—	(5,237)	—	—		(5,237)
Currency translation	—	—	—	—	—	—	(1,690)	(1,690)

Total comprehensive loss	—	—	—	—	—	—	—	(6,927)

Issuance of shares of common stock to acquire Cytion S.A.	400,000	—	7,376	—	—	—	—	7,376
Issuance of shares of common stock for options exercised	210,204	—	3,384	—		111	—	3,495
Issuance of shares of common stock under Employee Stock Purchase Plan	37,714	—	653	—	—	—	—	653
Issuance of shares of common stock for cashless warrant exercise	12,759	—	—	—	—	—	—	—
Repurchase of shares of common stock	(1,510,000)	—	—	—	(30,745)		—	(30,745)
Retirement of common stock in treasury	—	(2)	—	(30,583)	30,585	—	—	—

Balance at December 31, 2001	15,481,844	15	181,233	(40,653)	(160)	(332)	(2,618)	137,485

Comprehensive income:
Net income	—		—	6,805	—	—	—	6,805
Currency translation	—	—	—	—	—	—	2,114	2,114

Total comprehensive income	—	—	—	—	—	—	—	8,919

Issuance of shares of common stock for options exercised	25,107	—	371	—	—	74		445
Issuance of shares of common stock under Employee Stock Purchase Plan	28,194	—	427	—	—	—	—	427
Repurchase of shares of common stock	(222,253)	—	—	—	(4,472)	—	—	(4,472)
Reversal of deferred compensation for terminated employees	—	—	(258)	—	—	258	—	—

Balance at December 31, 2002	15,312,892	15	181,773	(33,848)	(4,632)	—	(504)	142,804

Comprehensive income:
Net income	—	—	—	7,742	—	—	—	7,742
Currency translation	—	—	—	—	—	—	2,144	2,144

Total comprehensive income	—	—	—	—	—	—	—	9,886

Issuance of shares of common stock for options exercised	28,792	—	305	—	—	—	—	305
Issuance of shares of common stock under Employee Stock Purchase Plan	69,301	1	992	—	—	—	—	993
Income tax benefit associated with the exercise of stock options	—	—	1,886	—	—	—	—	1,886
Repurchase of shares of common stock	(632,148)	—	—	—	(10,336)	—	—	(10,336)

Balance at December 31, 2003	14,778,837	$16	$184,956	$(26,106)	$(14,968)	$—	$1,640	$145,538

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$7,742	$6,805	$(5,237)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,304	3,847	3,710
Charge for acquired in-process research and development	—	—	12,625
Amortization of deferred compensation	—	74	111
Amortization of goodwill (in 2001) and other intangible assets	425	280	624
Income tax benefit realized as a result of employee exercises of stock options	1,886	—	—
Deferred tax assets	1,140	827	942
(Increase) decrease in assets:
Accounts receivable	1,740	(345)	3,949
Inventories	(412)	10	(5,069)
Other current assets	(41)	594	3,639
Increase (decrease) in liabilities:
Accounts payable	1,147	(145)	(3,015)
Accrued compensation	1,662	1,030	(875)
Other accrued liabilities	(2,560)	1,690	1,286
Deferred revenue	714	595	1,083

Net cash provided by operating activities	18,747	15,262	13,773

Cash flows from investing activities:
Purchases of investments	(15,275)	(17,680)	(14,818)
Proceeds from sales and maturities of investments	15,475	18,515	59,192
Capital expenditures	(2,399)	(2,295)	(3,784)
Acquisitions, net of cash on hand	—	(22,927)	(10,367)
Increase in other assets	(1,294)	(372)	(472)

Net cash provided by (used in) investing activities	(3,493)	(24,759)	29,751

Cash flows from financing activities:
Repayment of borrowings	—	—	(586)
Issuance of common stock	1,299	798	4,037
Purchase of treasury stock	(10,336)	(4,472)	(30,745)

Net cash (used in) financing activities	(9,037)	(3,674)	(27,294)

Effect of exchange rate changes on cash	310	532	(1,690)

Net increase (decrease) in cash and cash equivalents	6,527	(12,639)	14,540
Cash and cash equivalents at beginning of year	43,733	56,372	41,832

Cash and cash equivalents at end of year	$50,260	$43,733	$56,372

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$—	$44

Income taxes	$2,143	$496	$802

Supplemental schedule of noncash investing and financing activities:
Issuance of 400,000 shares of common stock in conjunction with the acquisition of Cytion S.A. in July 2001	$—	$—	$7,376

See accompanying notes.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

BASIS OF PRESENTATION

Molecular Devices Corporation (“Molecular Devices”, “our”, “us” or “we”), a Delaware corporation, is principally involved in the design, development, manufacture, sale and service of bioanalytical measurement systems for life sciences and drug discovery applications. The principal customers for our products include leading pharmaceutical and biotechnology companies as well as medical centers, universities, government research laboratories and other institutions throughout the world.

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

INVESTMENTS

Our short-term and long-term investments consist of marketable securities classified as “available-for-sale”. Investments with maturities within twelve months of the balance sheet date are considered short-term. Those investments maturing beyond twelve months from the balance sheet date are considered long-term. Available-for-sale securities are carried at fair market value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses on securities sold are based on the specific identification method and are included in the results of operations. Realized gains and losses have been historically immaterial and combined with interest income in the “other income, net” line of the consolidated statement of operations.

Fair values of marketable securities are based on quoted market values at December 31, 2003 and 2002. At December 31, 2003, the difference between the fair value and amortized cost of marketable securities was not significant. Investments consisted the following:

	DECEMBER 31,

	2003	2002

	(In thousands)
Short-term investments:
Federal government securities	$5,960	$6,659
Corporate securities	2,154	3,391

	$8,114	$10,050

Long-term investments:
Federal government securities	$1,736	$—

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk, are primarily cash, cash equivalents, short-term investments and accounts receivable. We deposit cash with high credit quality financial institutions. Our cash equivalents and marketable securities are primarily invested in federal government agency obligations and corporate securities that have various maturities during 2003 and 2004.

We sell our products primarily to corporations, academic institutions, government entities and distributors within the drug discovery and life sciences research markets. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for potential credit losses and such losses have been historically within our expectations. In 2003, one customer accounted for approximately 5% of sales.

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

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (ranging from three to five years). Leasehold improvements are amortized over the remaining term of the lease, or the life of the asset, whichever is shorter. Maintenance and repairs are expensed as incurred. Depreciation expense for 2003, 2002 and 2001 was $3.7 million, $3.2 million, and $2.6 million, respectively.

GOODWILL

Goodwill represents the difference between the purchase price and the fair value of net assets when accounted for by the purchase method of accounting. Prior to 2002, goodwill was amortized using the straight-line method over 10 to 15 years. In January 2002, we adopted FAS 142 and, accordingly, ceased amortizing goodwill. In conjunction with the adoption of FAS 142, we performed an initial impairment test of goodwill and found no impairment. The gross amount of goodwill was $27.0 million at December 31, 2003 and 2002, respectively.

The following table presents the impact of adopting of FAS 142 had the standard been in effect for the year ended December 31, 2001 (in thousands, except per share data):

YEAR ENDED
DECEMBER 31,

2001

Reported net loss	$(5,237)
Add back: Goodwill amortization	338

Adjusted net loss	$(4,899)

Basic and diluted earnings per share:
Reported net loss	$(0.32)
Add back: Goodwill amortization	0.02

Adjusted net loss	$(0.30)

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

EQUITY INVESTMENTS

We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20 percent of voting securities and we do not have the ability to exercise significant influence over operations. When our ownership exceeds 20 percent of voting securities but is less than 50 percent, or we have the ability to exercise significant influence, the investment is accounted for under the equity method. Under the equity method, the investee’s proportionate share of net income or loss and amortization of the investee’s net excess investment over its equity in net assets is included in our net income or loss. As of December 31, 2003, we did not hold any investments accounted for under the equity method. We regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the fair values. We monitor the preceding factors to identify events or circumstances which would cause us to test for other than temporary impairment and revise our assumptions for the estimated recovery of equity investments. There were no investments considered impaired during any of the periods presented.

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

FOREIGN CURRENCY TRANSLATION

We translate the assets and liabilities of our foreign subsidiaries into dollars at the rates of exchange in effect at the end of the period and translate revenues and expenses using rates in effect during the period. Gains and losses from these translations are accumulated as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are immaterial and are included in the statements of operations.

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

ADVERTISING COSTS

We expense the cost of advertising as incurred. Such costs approximated $782,000, $1.1 million and $1.2 million for 2003, 2002 and 2001, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. We do not have any interests in VIEs.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into after June 15, 2003. Adoption of the consensus in the third quarter of fiscal 2003 did not have a material effect on our results of operations or financial condition.

PER SHARE DATA

Basic net income (loss) per share is computed based on the weighted average number of shares of our common stock outstanding. Diluted net income (loss) per share is computed based on the weighted average number of shares of our common stock and other dilutive securities. Dilutive securities consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method).

Computation of diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

Weighted average common shares outstanding for the period	15,067	15,348	16,192
Common equivalent shares assuming exercise of stock options under the treasury stock method	112	109	—

Shares used in diluted per share calculation	15,179	15,457	16,192

Net income (loss)	$7,742	$6,805	$(5,237)

Basic net income (loss) per share	$0.51	$0.44	$(0.32)

Diluted net income (loss) per share	$0.51	$0.44	$(0.32)

Options to purchase 2,085,413 shares of common stock at a weighted average per share exercise price of $30.33 were outstanding during 2003, but were not included in the computation of diluted earnings per share for that year as the options’ weighted-average exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. In 2002 and 2001, the total number of shares excluded from the calculations of diluted net income (loss) per share was 2,115,476 and 307,000, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net income (loss) per share using the treasury stock method.

STOCK BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended, we apply the intrinsic value method of accounting as described in APB Opinion 25 and related interpretations in accounting for our stock option plans and, accordingly, recognize no compensation expense for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant. If we had elected to recognize compensation cost based on the fair value of the options granted at grant date and shares issued under stock purchase plans as prescribed by SFAS 123, net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

Net income (loss) — as reported	$7,742	$6,805	$(5,237)
Stock based employee compensation expense determined using the fair value method, net of tax	7,520	7,886	6,552

Net income (loss) — pro forma	$222	$(1,081)	$(11,789)

Net income (loss) per share:
Basic — as reported	$0.51	$0.44	$(0.32)
Basic — pro forma	0.01	(0.07)	(0.73)
Diluted — as reported	0.51	0.44	(0.32)
Diluted — pro forma	0.01	(0.07)	(0.73)

The pro forma net income (loss) and net income (loss) per share disclosed above are not likely to be representative of the effects on net income (loss) and net income (loss) per share on a pro forma basis in future years, as subsequent years may include additional grants and years of vesting.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001

Expected dividend yield	0%	0%	0%
Expected stock price volatility	81%	85%	94%
Risk-free interest rate	2.9%	4.4%	4.6%
Expected life of options	6.2 years	5.6 years	3.5 years

The weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $11.50, $14.06, and $18.05 per share, respectively.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other items of comprehensive income (loss). Other comprehensive income (loss) includes cumulative translation adjustments from the translation of foreign subsidiaries’ financial statements, and unrealized gains and losses on available-for-sale securities, if material.

Note 2.    Balance Sheet Amounts

	DECEMBER 31,

	2003	2002

	(In thousands)
Inventories:
Raw materials	$6,213	$6,462
Work-in-process	600	1,840
Finished goods and demonstration equipment	10,212	9,420

	$17,025	$17,722

Equipment and leasehold improvements:
Machinery and equipment	$15,170	$14,683
Software	3,727	2,817
Furniture and fixtures	3,028	2,716
Leasehold improvements	6,225	5,887

	28,150	26,103
Less accumulated depreciation and amortization	(18,444)	(15,160)

	$9,706	$10,943

Intangible and other assets:
Equity investments	$12,353	$12,353
Long-term deferred tax asset	2,145	3,278
Patents and developed technology	2,285	2,569
Other	3,991	2,793

	$20,774	$20,993

Other accrued liabilities:
Accrued income tax	$939	$3,060
Warranty accrual	1,502	1,295
Other	3,501	4,006

	$5,942	$8,361

Note 3.    Commitments

Our facilities are leased under noncancelable operating leases. The leases generally require payment of taxes, insurance and maintenance costs on leased facilities. Minimum annual rental commitments under these noncancelable operating leases for the years ending 2004, 2005, 2006, 2007, 2008 and thereafter, are approximately $5.5 million, $5.4 million, $5.4 million, $4.5 million, and $1.4 million, respectively.

Net rental expense under operating leases related to our facilities was approximately $5.3 million, $5.0 million, and $2.8 million, respectively, for each of the three years ended December 31, 2003, 2002 and 2001.

We have contractual commitments for the purchase of certain resale products and manufacturing components with vendors, ending in 2004. The minimum purchase commitments are based on a set percentage of our forecasted production, and for 2004, at current prices, is approximately $1.7 million. These purchase commitments are not expected to result in a loss.

At the time of sale, we record an estimate for warranty costs that may be incurred under product warranties. Warranty expense and activity are estimated based on historical experience. The warranty accrual is evaluated periodically and adjusted for changes in experience. Changes in the warranty liability during 2003 were as follows (in thousands):

Balance December 31, 2001	$1,183
New warranties issued during the year	1,323
Cost of warranties incurred during the year	(1,140)
Changes in liabilities for pre-existing warranties	(71)

Balance December 31, 2002	$1,295
New warranties issued during the year	1,472
Cost of warranties incurred during the year	(1,265)

Balance December 31, 2003	$1,502

Note 4.    Acquisitions and Investments

UNIVERSAL IMAGING CORPORATION

On June 1, 2002, we acquired Universal Imaging Corporation (“UIC”) pursuant to a Stock Purchase Agreement, in exchange for $22 million in cash. In addition, we incurred $1.2 million of acquisition costs. As a result of the acquisition, UIC became a wholly-owned subsidiary of Molecular Devices. The results of operations for UIC were included in our results of operations beginning June 1, 2002. The excess of the purchase price over the identified net assets of UIC has been allocated to goodwill, tradename and developed technology as follows (in thousands):

Acquired goodwill	$18,846
Acquired developed technology (amortized over ten years)	1,468
Acquired tradename	707
Net book value of acquired assets and liabilities which approximate fair value	2,179

$23,200

The condensed balance sheet of UIC as of May 31, 2002 was as follows (in thousands):

AS OF MAY 31, 2002

Cash and cash equivalents	$274
Accounts receivable	1,351
Inventory	1,000
Other current assets	91

Total current assets	2,716
Fixed assets	1,141

Total assets	$3,857

Accounts payable and other current liabilities	$895
Long-term liabilities	783

Total liabilities	1,678
Stockholders’ equity	2,179

Total liabilities and stockholders’ equity	$3,857

OTHER ACQUISITIONS

On July 19, 2001, we acquired all of the capital stock of Cytion S.A. (“Cytion”) in exchange for $7.5 million in cash and 400,000 shares of Molecular Devices’ common stock. A one-time charge of $12.6 million for purchased in-process research and development expenses was recorded upon closing of the acquisition in 2001.

On January 5, 2001, we acquired all of the capital stock of Nihon Molecular Devices (NMD), our Japanese distributor, in exchange for $3.2 million in cash.

PRO FORMA RESULTS

The unaudited pro forma results of operations for the years ended December 31, 2003, 2002, and 2001 for Molecular Devices are set forth below. This presentation assumes that the UIC, Cytion, and NMD acquisitions had been consummated on January 1, 2001. In accordance with FAS 141 and SEC regulations, this presentation excludes the charges for acquired in-process research and development (in thousands, except per share amounts):

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

Revenue	$115,581	$107,143	$101,900
Net income	$7,742	$7,039	$6,729
Diluted net income per share	$0.51	$0.46	$0.41

The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred had the above noted acquisitions been consummated on January 1, 2001 or of results that may occur in the future.

Note 5.    Goodwill, Purchased Intangible Assets and License Fees

Goodwill and purchased intangible assets not subject to amortization, principally a tradename, were $26.0 million and $707,000, at December 31, 2003 and 2002, respectively.

Purchased intangible assets subject to amortization include patents and developed technology acquired through our acquisitions of Cytion and UIC. In 2002 and 2003, we entered into numerous licensing arrangements that required up front payments of license fees. These purchased intangible assets and license fees, which are being amortized over their useful lives of ten years, consisted of the following (in thousands):

	DECEMBER 31, 2003			DECEMBER 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Patents	$1,372	$335	$1,037	$1,372	$198	$1,174
Developed Technology	1,468	220	1,248	1,468	73	1,395
License Fees	2,588	253	2,335	939	113	826

Total	$5,428	$808	$4,620	$3,779	$384	$3,395

The estimated future amortization expense of purchased intangible assets and license fees is as follows (in thousands):

Amortization
FOR THE YEAR ENDING DECEMBER 31,	Expense

2004	$544
2005	544
2006	544
2007	544
2008	544
Thereafter	1,900

$4,620

Note 6.    Stockholders’ Equity

TREASURY STOCK

In 2003, we repurchased 632,148 shares of our common stock. These repurchases occurred at various times throughout the year. As of December 31, 2003, 874,446 repurchased shares remained on our balance sheet as treasury stock, at cost. As of December 31, 2003, approximately 636,000 shares remained available for repurchase under the stock repurchase program approved by our Board of Directors in October 2001.

Note 7.    Equity Incentive Plans

Under our 1995 Stock Option Plan (“1995 Plan”), a total of 3,750,000 shares of common stock have been reserved for issuance as either incentive or nonqualified stock options to officers, directors, employees and consultants. Option grants expire in ten years and generally become exercisable in increments over a period of four to five years from the date of grant. Options may be granted with different vesting terms from time to time.

In September 1995, we established the 1995 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). Under the Directors’ Plan, we are authorized to grant nonqualified stock options to purchase up to 347,500 shares of common stock at the fair market value of the common shares at the date of grant. Options granted under the Directors’ Plan vest and become exercisable in three equal annual installments commencing one year from the date of the grant.

In July 2001, we established the 2001 Stock Option Plan (the “2001 Plan”). Under the 2001 Plan, a total of 100,000 shares of common stock have been reserved for issuance to employees who are working or residing outside of the United States and are not officers or directors. Option grants expire in twelve years and generally become exercisable in increments over a period of four to five years from the date of grant. Options may be granted with different vesting terms from time to time.

The following table summarizes the activity under all of our plans, including the plans of companies that we acquired:

	Shares		Weighted
	Available for	Options	Average
	Future Grant	Outstanding	Exercise Price

Balance December 31, 2000	951,805	1,847,468	$29.89
Authorized	1,100,000	—	—
Granted	(884,950)	884,950	27.75
Exercised	—	(208,954)	15.43
Cancelled	298,107	(298,107)	30.48
Plan Expired	(610,391)	—	—

Balance December 31, 2001	854,571	2,225,357	30.32
Authorized	500,000	—	—
Granted	(591,813)	591,813	19.41
Exercised	—	(24,169)	14.28
Cancelled	227,669	(227,669)	33.76
Plan Expired	(24,130)	—	—

Balance December 31, 2002	966,297	2,565,332	27.87
Authorized	500,000	—	—
Granted	(562,855)	562,855	16.08
Exercised	—	(28,792)	10.62
Cancelled	139,054	(139,054)	32.93
Plan Expired	(7,770)	—	—

Balance December 31, 2003	1,034,726	2,960,341	$25.55

The following table is a summary of our outstanding and exercisable options at December 31, 2003:

Options Outstanding				Options Exercisable

		Weighted-
		average
		remaining
		contractual	Weighted-average		Weighted-average
Range of exercise prices	Number	life (Yrs.)	exercise price	Number	exercise price

$ 0.33 to $ 3.33	14,493	2.5	$3.03	14,493	$3.03
$ 5.25 to $ 8.54	101,781	2.6	6.37	101,781	6.37
$10.22 to $14.69	200,724	5.3	13.80	170,780	14.16
$15.00 to $19.50	845,923	8.0	16.80	225,931	18.11
$20.00 to $25.90	1,004,243	7.6	21.77	586,391	22.02
$26.63 to $29.19	245,503	5.3	26.79	245,503	26.79
$35.25 to $39.69	110,675	6.2	38.54	90,112	38.28
$48.00 to $53.33	288,850	6.1	48.06	219,056	48.06
$74.94 to $78.75	148,149	6.9	76.73	108,344	76.76

	2,960,341		$25.55	1,762,391	$27.80

There were, 1,215,510 and 684,296 options exercisable under the various plans at December 31, 2002 and 2001, respectively.

DEFERRED COMPENSATION

During 2000, we granted 2,500 shares of restricted stock to an employee. These restricted shares vested in quarterly increments from the date of grant over two years. We recognized $223,000 of deferred compensation for the total value of these shares on the date of grant. The deferred compensation expense was recognized ratably over the two-year vesting period.

EMPLOYEE STOCK PURCHASE PLANS

Under our Employee Stock Purchase Plan (the “ESPP”), 400,000 shares of common stock have been authorized for issuance. Shares may be purchased under the ESPP at 85% of the lesser of the fair market value of the common stock on the grant or the purchase date. As of December 31, 2003, 146,798 shares remained available for purchase under the ESPP.

401(k) PLAN

Our 401(k) Plan (the “Plan”) covers substantially all of our U.S. based employees. Under the Plan, as amended in February 2001, eligible employees may contribute up to 25% of their eligible compensation, subject to certain Internal Revenue Service restrictions. We began matching a portion of employee contributions in 1997, up to a maximum of 3% or $2,500, whichever is less, of each employee’s eligible compensation. The match, which is subject to board approval based on a number of factors, is effective December 31 of each year and vests over a period of four years of service. For the years ended December 31, 2003, 2002 and 2001, we recognized as expense approximately $492,000, $388,000 and $406,000, respectively, under the Plan.

LJL BioSystems maintained the tax deferred LJL BioSystems, Inc. 401(k) Plan (the “LJL Plan”), for its eligible employees. Effective November 1, 2001, the LJL Plan was discontinued and employee account balances were merged into the Plan.

Note 8.  Income Taxes

The components of the provisions for income taxes consist of the following (in thousands):

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

Current:
Federal	$150	$760	$2,042
State	215	315	300
Foreign	1,815	1,025	1,340

	2,180	2,100	3,682

Deferred:
Federal	1,938	1,209	1,572
State	437	(393)	(577)
Foreign	(1,236)	—	(52)

	1,139	816	943

	$3,319	$2,916	$4,625

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes. The source and tax effects of the differences are as follows:

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

Income (loss) before provisions for income taxes	$11,061	$9,721	$(612)

Income tax at statutory rate (35%)	3,871	3,402	(214)
Non-deductible in-process research and development	—	—	4,417
State income tax, net of federal benefit	424	205	383
Foreign sales corporation/extraterritorial income exclusion benefit	(147)	(109)	(251)
Research and development credits	(197)	(318)	(381)
Foreign losses currently (benefited) not benefited	(708)	(419)	530
Other	76	155	141

	$3,319	$2,916	$4,625

Foreign pretax income was $5.7 million, $3.9 million, and $1.3 million in 2003, 2002 and 2001, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. The tax effects of temporary differences and carryforwards which give rise to significant portions of the deferred tax assets and liabilities are as follows:

	DECEMBER 31,

	2003	2002

Deferred tax assets:
Deferred revenue and non-deductible reserves	$449	$1,564
Warranty and accrued expenses	2,218	2,510
Net operating loss carryforwards	4,150	3,738
Foreign loss carryforwards	163	709
Tax credit carryforwards	2,617	2,827
Other	677	802
Valuation allowances	(2,906)	(3,642)

Net deferred tax assets	$7,368	$8,508

The valuation allowance decreased by $736,000 and $970,000 in 2003 and 2002, respectively. Approximately $2.9 million of the valuation allowance relates to stock option deductions that will be credited to stockholders’ equity when realized.

As of December 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $11.1 million, which expire in the years 2012 through 2019 and federal research and development tax credits of approximately $1.5 million which expire in the years 2012 through 2023. We had net operating loss carryforwards for state income tax purposes of approximately $8.5 million which expire in the years 2004 through 2012 and research and development credits of approximately $1.1 million for state income tax purposes which carryforward indefinitely. Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Note 9.    Industry Segment, Geographic and Customer Information

We operate in a single industry segment, and the chief operating decision maker views its operations as follows: the design, development, manufacture, sale and service of bioanalytical measurement systems for drug discovery and life sciences research applications.

Foreign subsidiaries’ operations consist of research and development, sales, service, manufacturing and distribution. Summarized data for our domestic and international operations was as follows (in thousands):

				Adjustments and
	United States		International	eliminations	Total

Year-Ended December 31, 2003
Revenues	$98,884		$37,193	$(20,497)	$115,580
Income (loss) from operations	5,768		4,545	(124)	10,189
Total assets	157,950		25,754	(16,791)	166,913
Year-Ended December 31, 2002
Revenues	92,058		30,278	(20,179)	102,157
Income (loss) from operations	8,438		261	(540)	8,159
Total assets	162,698		22,114	(21,911)	162,901
Year-Ended December 31, 2001
Revenues	82,934		29,490	(20,193)	$92,231
Income (loss) from operations	(6,350	)(1)	1,925	7	(4,418)
Total assets	151,848		19,601	(19,088)	152,361

(1)	Includes the write-off of acquired in-process research and development.

Our products are broken into two product families. The Drug Discovery family includes the IonWorks HT, FLIPR, CLIPR, Cytosensor, Analyst, and Discovery-1 product lines, and related consumables. The Life Sciences Research family includes the Maxline, Threshold, MetaMorph and Skatron product lines. Consolidated revenue from our product families was as follows (in thousands):

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

Drug Discovery	$51,864	$45,826	$43,859
Life Sciences Research	63,717	56,331	48,372

Total revenues	$115,581	$102,157	$92,231

Sources of consolidated revenue from significant geographic regions were as follows (in thousands):

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

North America	$72,403	$64,819	$61,649
Europe	28,090	25,331	20,136
Rest of World	15,088	12,007	10,446

Total revenues	$115,581	$102,157	$92,231

Note 10.    Legal Proceeding

On April 16, 2002, Caliper Technologies Corp. filed a patent infringement lawsuit against us in U.S. District Court for the Northern District of California alleging that our IMAP assay kits infringe U.S. patents held by Caliper. We settled the patent infringement lawsuit with Caliper in November 2003. In connection with the settlement, we entered into a nonexclusive license agreement with Caliper pursuant to which we paid Caliper a one-time licensing fee and will pay royalties based on future sales of IMAP products.

Note 11.    Related Party Transactions

We paid Essen Instruments (“Essen”) $2.2 million and $700,000, primarily for inventory in 2003 and 2002, respectively. Our Chief Executive Officer is a member of the Board of Directors of Essen and Molecular Devices is also a minority investor in Essen.

In December 2003, Molecular Devices and Essen entered into a services agreement whereby Essen will provide certain services for two years in exchange for the return of a portion of the Essen shares owned by Molecular Devices. No consideration had been earned under this agreement as of December 31, 2003.

Note 12.    Subsequent Event

In February 2004, we repurchased 630,000 shares of common stock for approximately $12.0 million. These shares will be accounted for as treasury stock, at cost.

Note 13.    Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

	First	Second	Third		Fourth

	(In thousands, except per share amounts)
Fiscal 2003
Revenues	$24,550	$28,505	$29,276		$33,250
Gross profit	15,022	17,921	18,513		20,870
Net income	721	1,781	2,279		2,961
Basic net income per share	0.05	0.12	0.15		0.20
Diluted net income per share	0.05	0.12	0.15		0.20
Fiscal 2002
Revenues	$20,625	$25,440	$25,907		$30,184
Gross profit	12,575	14,985	15,534		18,502
Net income	723	1,680	1,795		2,607
Basic net income per share	0.05	0.11	0.12		0.17
Diluted net income per share	0.05	0.11	0.12		0.17
Fiscal 2001
Revenues	$20,732	$23,981	$22,140		$25,378
Gross profit	12,756	14,648	13,487		15,802
Net income (loss)	1,644	2,435	(11,212	)(1)	1,896
Basic net income (loss) per share	0.10	0.15	(0.69)		0.12
Diluted net income (loss) per share	0.10	0.15	(0.69)		0.12

(1)	Includes a charge of approximately $12.6 million for the write-off of acquired in-process research and development related to the acquisition of Cytion S.A.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

	BALANCE AT			BALANCE AT
	BEGINNING	CHARGED TO		END OF
Description	OF YEAR	COSTS	DEDUCTIONS	YEAR

Allowance for doubtful accounts receivable for the year ended December 31, 2001	$561	$597	$(10)	$1,148
Allowance for doubtful accounts receivable for the year ended December 31, 2002	$1,148	$—	$(714)	$434
Allowance for doubtful accounts receivable for the year ended December 31, 2003	$434	$77	$(103)	$408

exhibit index

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENT

2	.1(1)	Form of Agreement and Plan of Merger between the Registrant and Molecular Devices Corporation, a California Corporation
2	.2(2)	Stock and Asset Purchase Agreement, dated as of May 17, 1999, among Molecular Devices Corporation, a Delaware corporation, Helge Skare, Wiel Skare, Steinar Faanes and Sten Skare, each an individual resident in Norway, Skatron Instruments AS, a Norwegian company, and Skatron Instruments, Inc., a Virginia corporation
2	.4(5)	Agreement and Plan of Merger and Reorganization dated as of June 7, 2000 by and among Molecular Devices Corporation, Mercury Acquisition Sub, Inc. and LJL BioSystems, Inc.
2	.5(11)	Stock Purchase Agreement dated as of November 14, 2000 by and among JCR Pharmaceuticals, K.K. and Molecular Devices Corporation
2	.6(12)	Stock Purchase Agreement dated as of July 6, 2001 by and among Molecular Devices, Cytion S.A., Jean-Pierre Rosat (as agent for the stockholders of Cytion) and each of the stockholders of Cytion.
2	.7(13)	Stock Purchase Agreement dated as of June 1, 2002 by and among Molecular Devices, Universal Imaging Corporation, Theodore Inoue (as agent for the stockholders of Universal Imaging Corporation) and each of the stockholders of Universal Imaging Corporation.
3	.1(1)	Amended and Restated Certificate of Incorporation of Registrant
3	.2(1)	Bylaws of the Registrant
3	.3(8)	Certificate of Amendment to Certificate of Incorporation
4	.1(1)	Specimen Certificate of Common Stock of Registrant
10	.1(1)*	1988 Stock Option Plan
10	.2(1)*	Form of Incentive Stock Option under the 1988 Stock Option Plan
10	.3(1)*	Form of Supplemental Stock Option under the 1988 Stock Option Plan
10	.4(8)*	1995 Employee Stock Purchase Plan
10	.6(1)*	Form of Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Stock Option Plan
10	.8(1)*	Form of Incentive Stock Option under the 1995 Stock Option Plan
10	.9(1)*	Form of Nonstatutory Stock Option under the 1995 Stock Option Plan
10	.10(1)*	Form of Early Exercise Stock Purchase Agreement under the 1995 Stock Option Plan
10	.11(1)*	Form of Indemnity Agreement between the Registrant and its Directors and Executive Officers
10	.19(2)*	Key Employee Agreement for Joseph D. Keegan, Ph.D., dated March 11, 1998, as amended
10	.20(3)	Exclusive License and Technical Support Agreement dated August 28, 1998 by and between the Registrant and Affymax
10	.21(3)*	Employee Offer Letter for Tim Harkness
10	.23(3)*	Employee Offer Letter for John Senaldi
10	.24(4)*	1995 Non-Employee Director’s Stock Option Plan, as amended
10	.25(14)*	1995 Stock Option Plan, as amended
10	.26(6)*	Employee Offer Letter for Patricia Sharp
10	.27(7)*	LJL BioSystems 1994 Equity Incentive Plan and Forms of Agreements
10	.28(7)*	LJL BioSystems 1997 Stock Plan and Forms of Agreements
10	.29(7)*	LJL BioSystems 1998 Directors’ Stock Option Plan and Forms of Agreements
10	.33(9)	Lease Agreement dated May 26, 2000 by and between Aetna Life Insurance Company and the Registrant
10	.34(10)*	Change in Control Severance Benefit Plan
10	.35(12)	Rights Agreement, dated October 25, 2001, among the Registrant and EquiServe Trust Company, N.A.
10	.36(8)*	Key Employee Agreement for Stephen Oldfield
10	.37(8)*	Key Employee Agreement for Tom O’Lenic
10	.38(14)*	2001 Stock Option Plan
10	.39(14)	Lease dated May 28, 2002 by and between The Irvine Company and the Registrant
10	.40(14)*	Letter Agreement dated April 11, 2002 by and between the Registrant and Joseph D. Keegan, Ph.D.
10	.41(14)*	Letter Agreement dated April 11, 2002 by and between the Registrant and Timothy A. Harkness

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENT

10	.42(14)*	Letter Agreement dated April 11, 2002 by and between the Registrant and John S. Senaldi
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP, Independent Auditors
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 1998, and filed August 13, 1998.

(3)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 1998, and filed November 13, 1998.

(4)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-8 (File No. 333-86159), as amended.

(5)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed June 12, 2000.

(6)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 2000 and filed on November 13, 2000.

(7)	Incorporated by reference to the similarly described exhibit filed with LJL BioSystems’ Registration Statement on Form S-1 (File No. 333-43529) declared effective on March 12, 1998.

(8)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2001 and filed on April 1, 2002.

(9)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2000 and filed on March 30, 2001.

(10)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated March 31, 2001 and filed on May 11, 2001.

(11)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 2001 and filed on August 14, 2001.

(12)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed October 30, 2001.

(13)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on June 12, 2002.

(14)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2003 and filed on March 27, 2003.

*	Management contract or compensatory plan or arrangement.

**	The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.