Form 10-K/A
period 2003-12-31
MOLECULAR DEVICES CORP
filed 2004-04-29
CIK 1003113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

Amendment No. 1

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003, based upon the last sale price reported for such date on the Nasdaq National Market, was $110,866,693.*

     The number of outstanding shares of the Registrant’s Common Stock as of April 26, 2004 was 14,234,764.

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

EXPLANATORY NOTE

Molecular Devices Corporation is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 10, 2004, solely for the purpose of amending and restating Part III, Item 10 through Item 14 of its Annual Report on Form 10-K.

In addition, we have filed the following exhibits herewith:

24.1	Power of Attorney (included in signature page)

31.3	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.4	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of specified portions of the Proxy Statement for our 2004 Annual Meeting of Stockholders is hereby deleted in its entirety. Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

MOLECULAR DEVICES CORPORATION

ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
Amendment No. 1

     Except for the historical information contained herein, the following discussion contains “forward-looking” statements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, those discussed under “Business Risks” as well as under “Qualitative and Quantitative Disclosures about Market Risk” in our Annual Report, as amended, and the risks detailed from time to time in the Company’s future SEC reports.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

     The names of our directors as of April 28, 2004 and certain information about them is set forth below:

		Principal Occupation/Position Held
Name	Age	with Molecular Devices
Joseph D. Keegan, Ph.D.	50	President, Chief Executive Officer
Moshe H. Alafi	75	General Partner, Alafi Capital Company
David L. Anderson	60	Managing Director, Sutter Hill Ventures
A. Blaine Bowman	58	Chairman, Dionex Corporation
Paul Goddard, Ph.D.	54	Chairman, A.P. Pharma, Inc.
André F. Marion	68	Independent Investor and Management Consultant
Harden M. McConnell, Ph.D.	76	Robert Eckles Swain Professor of Physical Chemistry, Emeritus at Stanford University
J. Allan Waitz, Ph.D.	68	Independent Investor

     Joseph D. Keegan, Ph.D., was appointed as President and Chief Executive Officer of Molecular Devices effective March 30, 1998. From 1992 to 1998, Dr. Keegan served in various positions at Becton Dickinson and Company, a research and diagnostic company, including the positions of Vice President, Sales and Service, Vice President, General Manager of the Immunocytometry Systems Division and, most recently, President of the Worldwide Tissue Culture Business. From 1987 to 1992, he was employed by LEICA, Inc., a microscope manufacturer, where he held various senior management positions. Dr. Keegan is a director of Upstate Group, Inc. and Essen Instruments, Inc. Dr. Keegan holds a Ph.D. in Chemistry from Stanford University.

     Moshe H. Alafi has been a director of Molecular Devices since 1985. Mr. Alafi has been the General Partner of Alafi Capital Company, which specializes in forming new companies in the medical, pharmaceutical and biological fields, since January 1984.

     David L. Anderson has been a director of Molecular Devices since 1983. Mr. Anderson has been a Managing Director of the General Partner of Sutter Hill Ventures, a California Limited Partnership, a venture capital company, since 1974. Mr. Anderson is also a director of Dionex Corporation, a leading supplier of analytical instrumentation, and BroadVision, Inc., a software company.

     A. Blaine Bowman has been a director of Molecular Devices since 1985. Mr. Bowman is Chairman of the board of Dionex Corporation. Prior to that, he was President, Chief Executive Officer and a director of Dionex Corporation from 1980 to 2002.

     Paul Goddard, Ph.D. has been a director of Molecular Devices since September 1995. Since November 2000, Dr. Goddard has served as the Chairman of A.P. Pharma. Inc., which develops, manufactures and sells

1.

patented delivery systems to enhance the safety and effectiveness of prescription products. Dr. Goddard served as President and Chief Executive Officer of Elan Pharmaceuticals, a division of Elan PLC, from 1998 through 2000. Dr. Goddard served as Chairman, Chief Executive Officer and Director of Neurex Corporation front 1991 through 1998 when Neurex Corporation was acquired by Elan PLC. From 1976 through February 1991, Dr. Goddard was employed by SmithKline Beecham Corp., a pharmaceutical company, and its predecessors in various positions, most recently as Senior Vice President and Director, Japan Pacific. He is currently the Chairman of the board of Xenoport Inc. and Aryx Pharmaceuticals. He is also a director of Onyx Pharmaceuticals. Inc. and Adolor Corporation.

     André F. Marion has been a director of Molecular Devices since September 1995. Mr. Marion was a founder of Applied Biosystems. Inc., a supplier of instruments for biotechnology research, and served as its Chief Operating Officer from 1983 to 1986, its President from 1985 to 1993, its Chief Executive Officer from l986 to 1993 and its Chairman of the board from 1987 to February 1993, when it merged with the Perkin-Elmer Corporation, a manufacturer of analytical instruments. Mr. Marion served as Vice President of Perkin-Elmer Corporation and President of its Applied Biosystems Division until his retirement in February 1995. Mr. Marion is presently a management consultant and also a director of Cygnus, Inc., Applied Imaging Corp., Alpha M.O.S., Aclara Biosciences Corp.. and of several privately held corporations.

     Harden M. McConnell, Ph.D., founder of Molecular Devices, has been a director of and a consultant to Molecular Devices since its inception in July 1983. He is the Robert Eckles Swain Professor of Physical Chemistry, Emeritus at Stanford University and a member of the National Academy of Sciences. Dr. McConnell has received many awards in recognition of his scientific work, most recently these include the 1997 Pauling Medal for Chemistry and, in 1988, the National Academy of Sciences Award in Chemical Sciences, Dr. McConnell has also received the Wolf Prize (1984), the Wheland Medal (1988), the National Medal of Science (1989), the Peter Debeye Award in Physical Chemistry (1990), the Bruker Prize of the Royal Society of Chemistry (1995) and the Welch Award (2002). Dr. McConnell holds a Ph.D. degree from the California Institute of Technology.

     J. Allan Waitz, Ph.D., has been a director of Molecular Devices since 1990. Dr. Waitz is currently retired. Until 1992, Dr. Waitz was President and Chief Executive Officer of DNAX Research Institute of Molecular and Cellular Biology, Inc., a subsidiary of Schering-Plough Corporation, a pharmaceutical company. From 1991 through December 1996, Dr. Waitz served as chairperson of the Area Committee on Microbiology of the National Committee for Clinical Laboratory Standards.

Executive Officers and Certain Key Employees

     The executive officers and certain key employees of Molecular Devices and their ages and positions as of April 28, 2004 are as follows:

Name	Age	Position
Joseph D. Keegan, Ph.D.	50	President, Chief Executive Officer
Timothy A. Harkness	37	Vice President, Finance, Chief Financial Officer
Gillian M.K. Humphries, Ph.D.	66	Vice President, Strategic Affairs
Robert J. Murray	56	Vice President, Operations
Stephen J. Oldfield, Ph.D.	48	Vice President, Worldwide Marketing
Thomas J. O’Lenic	40	Vice President, North American Sales and Service
Patricia C. Sharp	60	Vice President, Human Resources
J. Richard Sportsman, Ph.D.	51	Vice President, Assay and Reagent Research and Development
Andrew T. Zander, Ph.D.	58	Vice President, Engineering

     Joseph D. Keegan, Ph.D., was appointed as President and Chief Executive Officer of Molecular Devices effective March 30, 1998. From 1992 to 1998, Dr. Keegan served in various positions at Becton Dickinson and Company, a research and diagnostic company, including the positions of Vice President, Sales and Service, Vice President, General Manager of the Immunocytometry Systems Division and, most recently, President of the Worldwide Tissue Culture Business. From 1987 to 1992, he was employed by LEICA, Inc., a microscope manufacturer, where he held various senior management positions. Dr. Keegan is a director of Upstate Group, Inc.

2.

and Essen Instruments, Inc. Dr. Keegan holds a Ph.D. in Chemistry from Stanford University.

     Timothy A. Harkness has served as Vice President, Finance and Chief Financial Officer of Molecular Devices Corporation since July 1998. From 1997 to 1998, Mr. Harkness was Vice President of Business Development at Vivra Specialty Partners, a physician practice management company. Previously, Mr. Harkness was with Montgomery Securities in the Health Care Investment Banking Group from 1994 to 1997 and with Arthur Andersen & Co. from 1989 to 1992. Mr. Harkness holds an MBA from Stanford University Graduate School of Business and is a CPA.

     Gillian M.K. Humphries, Ph.D., has served as a Vice President of Molecular Devices since March 1990. Dr. Humphries served as a consultant to Molecular Devices since its inception in 1983. In 1984, Dr. Humphries joined Molecular Devices on a full time basis as a research scientist and, from 1985 to 1990, she served as Director of MAXline and Cytosensor Development. Dr. Humphries holds a Ph.D. in Biochemistry from Stanford University and an MS in Biochemistry from San Jose State University.

     Robert J. Murray has served as a Vice President, in charge of Worldwide Operations, since July 1995. Mr. Murray served as Molecular Devices’ Director of Operations from 1993 to 1995. During 1993, Mr. Murray was a consultant to Tandem Computers, Incorporated, a computer manufacturer. From 1991 to 1993, Mr. Murray was Vice President of Marketing and Manufacturing at Electromer Corporation, an electronic component company, and from 1989 to 1991, as Vice President and General Manager of Comptronix Corp., a contract manufacturing company. Prior to that, Mr. Murray was Vice President of Operations of Gould, Inc., a diversified conglomerate. Mr. Murray holds an M.S. in Electrical Engineering from San Jose State University and a B.S. from the University of California at Davis.

     Stephen J. Oldfield, Ph.D. has served as Vice President, in charge of Worldwide Marketing, since December 2001. Dr. Oldfield served as Molecular Devices’ Marketing Director for Cell Analysis products from 1999 to 2001. From 1997 to 1999, Dr. Oldfield was the Director of Marketing at Molecular Probes, Inc., a biotechnology company. From 1995 to 1997, Dr. Oldfield was the Director of Marketing at FMC Bioproducts, a biotechnology supplier, which was subsequently acquired by Cambrex Corporation. Dr. Oldfield served in various management positions at Molecular Dynamics, a bioanalytical instrument provider now part of Amersham Biosciences, in England and the United States from 1988 to 1995, and at Pharmacia Biotechnology, a biotechnology company, in Sweden from 1984 to 1988. Dr. Oldfield holds a Ph.D. from Imperial College, London and a BSc from the University of Sheffield.

     Thomas J. O’Lenic has served as a Vice President, North American Sales and Service, since January 2002. From 1995 to 2002, Mr. O’Lenic served in various Sales Management positions at Molecular Devices, most recently as Director of North American Sales, Life Sciences Division. From 1994 to 1995, Mr. O’Lenic was with PerSeptive Biosystems, a bioanalytical instrument company. From 1990 to 1994, Mr. O’Lenic worked for Millipore Corporation, a multinational bioscience company, and from 1989 to 1990, he worked for Bios Corporation, a life science products company. Mr. O’Lenic holds a B.S. in Biology from the University of South Florida.

     Patricia C. Sharp was appointed as Vice President of Human Resources of Molecular Devices effective September 2000. From 1997 to 2000, Ms. Sharp served as Human Resources consultant at Sharp Associates Consulting specializing in Human Resources management, leadership and organizational development. Previously, Ms. Sharp worked at Apple Computer, Inc. as Senior Vice President, Human Resources. Ms. Sharp has a B.A. in Behavioral Sciences from San Jose State University.

     J. Richard Sportsman, Ph.D., has served as Vice President, Assay and Reagent Research and Development, since August 2002. From 2000 to 2002, Dr. Sportsman served as Director of Biochemistry. From 1998 to 2000, Dr. Sportsman served as Senior Director, Assay Systems, at LJL BioSystems. From 1993 to 1998, Dr. Sportsman served as a Staff Scientist and Director of Molecular Recognition at Telik, Inc. (formerly Terrapin Technologies, Inc.)

     Andrew T. Zander, Ph.D., joined Molecular Devices as Vice President, Engineering in March 2000. Dr. Zander came to Molecular Devices from Transgenomic, Inc., a biotechnology company, where he was Vice President, Research and Development, and prior to that he was at Varian Associates, a medical systems company,

3.

for 12 years, where be was a Director of Research for Varian’s corporate R&D activities. Before Varian, he had worked at Perkin-Elmer and Beckman. As an Officer in the U.S. Naval Reserve, he worked with the Office of Naval Research as a Scientific Liaison Officer. Dr. Zander holds a B.S. in Chemistry from the University of Illinois and a Ph.D. in Analytical Chemistry from the University of Maryland.

Audit Committee

     The Audit Committee meets with Molecular Devices’ independent auditors at least annually to review, upon completion of the annual audit, financial results for the year, as reported in Molecular Devices’ financial statements; retains Molecular Devices’ independent auditors; is responsible for the engagement of the independent auditors, including the scope, extent and procedures of the audit and the compensation to be paid therefore; assists and interacts with the independent auditors in order that they may carry out their duties in the most efficient and cost effective manner; maintains a log of complaints regarding accounting or auditing matters submitted by employees and conducts the appropriate investigation; and determines and approves all professional services provided to Molecular Devices by the independent auditors, prior to commencement of engagement, and considers the possible effect of such services on the independence of the auditors. The Audit Committee meets at least quarterly. The Audit Committee is governed by a written Audit Committee Charter adopted by the board of directors. The Audit Committee is composed of Mr. Bowman, Dr. Goddard and Mr. Marion. It met six times during the fiscal year ended December 31, 2003. All three directors who served on Molecular Devices’ Audit Committee during the fiscal year ended December 31, 2003 are independent (as independence is defined in Rule 4350(d) of the Nasdaq listing standards).

Audit Committee Financial Expert

     The board of directors has determined that all three directors who served on the Molecular Devices’ Audit Committee during the fiscal year ended December 31, 2003, Mr. Bowman, Dr. Goddard and Mr. Marion, qualify as an “audit committee financial expert,” as defined in Regulation S-K, Item 401(h) of Securities and Exchange Commission rules.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires Molecular Devices’ directors and executive officers, and persons who own more than ten percent of a registered class of Molecular Devices’ equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Molecular Devices. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish Molecular Devices with copies of all Section 16(a) forms they file.

     To Molecular Devices’ knowledge, based solely on a review of the copies of such reports furnished to Molecular Devices and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Conduct

     Molecular Devices has adopted the Molecular Devices Corporation Code of Conduct that applies to all officers, directors and employees. The Code of Conduct is available in the Corporate Governance section of the Investor Relations section of Molecular Devices’ website, at www.moleculardevices.com. If Molecular Devices makes any substantive amendments to the Code of Conduct or grants any waiver from a provision of the Code to any executive officer or director, Molecular Devices will promptly disclose the nature of the amendment or waiver on its website.

4.

Item 11. Executive Compensation.

Compensation of Executive Officers

     The following table shows for the fiscal years ended December 31, 2003, 2002 and 2001, compensation awarded or paid to, or earned by, Molecular Devices’ Chief Executive Officer and its other four most highly compensated executive officers at December 31, 2003.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation
						Securities	All Other
				Other Annual		Underlying	Compen-
		Salary	Bonus	Compensation		Options	sation
Name and Principal Position	Year	($)	($) (1)	($)		(#)	($) (2)
Joseph D. Keegan, Ph.D.	2003	$377,445	$468,084	$13,130	(3)	47,500	$9,029
President and Chief	2002	364,999	370,000	13,800	(4)	60,000	11,887
Executive Officer	2001	357,268	—	13,900	(5)	60,000	3,706
Timothy A. Harkness	2003	237,499	142,500	—		32,500	3,104
Vice President, Finance	2002	224,999	110,000	74,275	(6)	35,000	4,560
And Chief Financial Officer	2001	219,450	—	74,275	(6)	35,000	3,104
John S. Senaldi	2003	228,333	172,500	—		27,500	3,940
Former Vice President/	2002	216,666	100,000	18,110	(6)	27,500	3,399
General Manager, IonWorks	2001	196,660	—	18,110	(6)	27,500	2,846
Patricia C. Sharp	2003	201,500	100,750	13,659	(6)	25,000	5,191
Vice President,	2002	195,000	87,750	—		27,500	5,293
Human Resources	2001	193,334	—	—		35,000	4,215
Robert J. Murray	2003	201,500	90,675	—		22,500	8,234
Vice President,	2002	195,000	78,000	—		25,000	6,253
Operations	2001	192,667	—	—		25,000	3,379

(1)	Represents amounts accrued by Molecular Devices in 2001, 2002 and 2003 but paid in 2002, 2003 and 2004 at the election of Molecular Devices.

(2)	Represents the taxable portion of group life insurance paid by Molecular Devices, supplemental health plan amounts reimbursed by Molecular Devices, and Molecular Devices’ discretionary contribution to the employee’s 401(k) account.

(3)	Consists of the following payments made by Molecular Devices: (1) $12,000 for use of automobile by employee and (2) $1,130 for professional services.

(4)	Consists of the following payments made by Molecular Devices: (1), $12,000 for use of automobile by employee and (2) $1,800 for professional services.

(5)	Consists of the following payments made by Molecular Devices: (1) $12,000 for use of automobile by employee and (2) $1,900 for professional services.

(6)	Represents loan amount forgiven by Molecular Devices for the previous payment of certain taxes.

Stock Option Grants and Exercises

     Molecular Devices grants options to its executive officers under its 1995 Stock Option Plan, or the Option Plan. As of February 15, 2004, options to purchase a total of 2,881,444 shares were outstanding under the Option Plan and options to purchase 567,483 shares remained available for grant thereunder.

5.

     The following tables show for the fiscal year ended December 31, 2003 certain information regarding options granted to, exercised by, and held at year end by, the named executive officers:

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed
					Annual Rates of
		% of Total			Stock Price
	Number of	Options			Appreciation for
	Securities Underlying	Granted to Employees	Exercise		Option Term (3)
	Options	in Fiscal	Price	Expiration	5%	10%
Name	Granted (#)	Year (1)	($/Sh) (2)	Date	($)	($)
Joseph D. Keegan, Ph.D.(4)	47,500	8.44%	15.85	02/10/13	473,479	1,199,888
Timothy A. Harkness(4)	32,500	5.77%	15.85	02/10/13	323,959	820,976
John S. Senaldi(4)	27,500	4.89%	15.85	02/10/13	274,119	694,672
Patricia C. Sharp(4)	25,000	4.44%	15.85	02/10/13	249,199	631,520
Robert J. Murray(4)	22,500	4.00%	15.85	02/10/13	224,279	568,368

(1)	Based on 562,855 shares subject to options granted to employees in 2003.

(2)	The exercise price is equal to 100% of the fair market value of the common stock on the date of the grant.

(3)	The potential realizable value is calculated based on the term of the option at its time of grant (10 years) and is calculated by assuming that the stock price on the date of grant as determined by the board of directors appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated price. The 5% and 10% assumed rates of appreciation are derived from the rules of the Securities an Exchange Commission and do not represent Molecular Devices’ estimate or projection of the future common stock price.

(4)	The options have a ten year term, subject to earlier termination upon death, disability or termination of employment. Options vest at the rate of 25% per year.

6.

Aggregated Option Exercises in

Last Fiscal Year, and Fiscal-Year End Option Values

Number of
			Securities	Value of
			Underlying	Unexercised In-the-
			Unexercised	Money Options at
			Options at FY-End	FY-End ($)
	Shares Acquired	Value	(#) Exercisable/	Exercisable/
Name	on Exercise (#)	Realized ($)	Unexercisable	Unexercisable(1)
Joseph D. Keegan, Ph.D.	—	—	250,250/118,750	$0/$149,150
Timothy A. Harkness	—	—	121,874/70,626	$84,000/$102,150
John S. Senaldi	—	—	93,537/57,813	$130,824/$86,350
Patricia C. Sharp	—	—	71,718/63,282	$0/$78,500
Robert J. Murray	—	—	62,999/50,001	$16,845/$70,650

(1)	Represents the fair market value of the underlying shares on the last day of the fiscal year ($18.99 based on the closing sales price of the common stock as reported on The Nasdaq Stock Market on December 31, 2003) less the exercise price of the options multiplied by the number of shares underlying the option.

Compensation of Directors

     For the year 2004, each member of Molecular Devices’ board of directors, other than Molecular Devices’ Chief Executive Officer, Dr. Keegan, will receive $10,000 (with the exception of Molecular Devices’ Audit Committee Chairman, Mr. Bowman, who will be paid $12,000) to be paid semiannually, as well as $1,500 for each board meeting attended by such director and $1,000 for each board committee meeting attended. The total compensation paid to non employee directors in fiscal year 2003 was $155,500. In addition, the members of the board may be reimbursed for out-of-pocket and travel expenses incurred in connection with attendance at board and committee meetings.

     During 1995, the board adopted the 1995 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan, to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of Molecular Devices. The maximum number of shares of common stock that may be issued pursuant to options granted under the Directors’ Plan is 347,500. Pursuant to the terms of the Directors’ Plan, each non-employee director is automatically granted an option to purchase 10,000 shares of common stock on the date of his or her election to the board. Thereafter, each non-employee director will be granted an option to purchase an additional 4,000 shares of common stock immediately following each annual meeting of stockholders.

     Outstanding options under the Directors’ Plan vest over a period of four years from the date of grant in equal annual installments. The exercise price of options granted under the Directors’ Plan must equal or exceed the fair market value of the common stock on the date of grant. No option granted under the Directors’ Plan may be exercised after the expiration of ten years from the date it was granted. Options granted under the Directors’ Plan are generally non transferable. The board may suspend or terminate the Directors’ Plan at any time. In the event of a merger or consolidation, or a reverse merger or reorganization in which Molecular Devices is not the surviving corporation, options outstanding under the Directors’ Plan will automatically become fully vested and will terminate if not exercised prior to such event.

     During the last fiscal year, Molecular Devices granted options covering 4,000 shares to each non-employee director, at an exercise price of $16.91 per share, which was the fair market value of the common stock on the date of grant.

7.

Employment, Severance and Change in Control Arrangements

     Chief Executive Officer Key Employee Agreement

     On March 11, 1998, Joseph D. Keegan, Ph.D., entered into a Key Employee Agreement with Molecular Devices that provided for the following:

•	Dr. Keegan was appointed as President and Chief Executive Officer, effective March 30, 1998 (the “Employment Date”).

•	The board granted Dr. Keegan options to purchase 170,000 shares of Molecular Devices common stock with an exercise price equal to the fair market value of the common stock on the Employment Date. The Options will vest over five years with 34,000 shares vesting on the first anniversary of the Employment Date and 8,500 shares vesting every June 30, September 30, December 30 and March 30 thereafter. Vesting ceases if Dr. Keegan’s employment terminates at any time for any reason with the following exceptions: (1) Dr. Keegan is retained by Molecular Devices in a post-employment consulting position, as specified, thus providing for an additional year of vesting or (2) if Dr. Keegan is demoted without cause, as defined in the agreement, within two years following certain defined transactions, then vesting of the remaining unvested options will accelerate such that Dr. Keegan will be fully vested with respect to the options to purchase 170,000 shares of Molecular Devices common stock.

•	In the event Dr. Keegan’s employment is terminated by Molecular Devices without cause, as defined in the agreement, Molecular Devices shall provide Dr. Keegan with a one-year consulting agreement, as defined, and outplacement services.

     In April 2002, Dr. Keegan agreed to forgo the change in control severance benefits under his Key Employee Agreement and enrolled in the Change in Control Severance Benefit Plan, described below. In the event that the plan is amended or terminated and, as a result, the benefits to Dr. Keegan under the plan are reduced to the extent that such benefits would be less than those provided by his Key Employee Agreement, then the change in control severance benefits under his Key Employee Agreement would be restored.

     Chief Financial Officer Employee Agreement

     On July 8, 1998, Timothy A. Harkness, entered into an Employee Agreement with Molecular Devices that provided for the following:

•	Mr. Harkness was appointed as Vice President of Finance and Chief Financial Officer, effective July 9, 1998 (the “Employment Date”).

•	Mr. Harkness was eligible to receive options to purchase 75,000 shares of Molecular Devices’ common stock. The options will vest over five years with 15,000 shares vesting on the first anniversary of the Employment Date and 3,750 shares vesting every quarter thereafter.

•	In the event of a change of control resulting in either termination or demotion, all of Mr. Harkness’ stock options and shares will become fully vested on such date. In addition, Mr. Harkness would be granted a one-time severance payment equal to the last 12 months’ compensation.

     In April 2002, Mr. Harkness agreed to forgo the change in control severance benefits under his Employee Agreement and enrolled in the Change in Control Severance Benefit Plan, described below. In the event that the plan is amended or terminated and, as a result, the benefits to Mr. Harkness under the plan are reduced to the extent that such benefits would be less than those provided by his Employee Agreement, then the change in control severance benefits under his Employee Agreement would be restored.

8.

     Vice President Employment Agreement

     On July 13, 1998, John S. Senaldi, Molecular Devices’ former Vice President and General Manager, IonWorks, entered into an employment agreement with Molecular Devices. Mr. Senaldi’s employment with Molecular Devices terminated on February 13, 2004. As part of the termination of Mr. Senaldi’s employment, he was paid a one time severance payment of $103,500.

     Vice President Employment Agreement

     On July 25, 2000, Patricia C. Sharp, Vice President of Human Resources, entered into an employment contract with Molecular Devices that provided for the following:

•	Ms. Sharp would be eligible to receive options to purchase 47,500 shares of Molecular Devices common stock. The options would vest over four years with 11,875 shares vesting on each anniversary of the employment date.

•	Ms. Sharp would be eligible to receive an aggregate of 2,500 shares of restricted common stock. The shares would be granted ratably and quarterly over a period of two years. Molecular Devices agreed to loan Ms. Sharp amounts required for the payment of tax obligations related to these share grants. As of December 31, 2003, $13,659 was outstanding under these loans, which will be forgiven over time under an employment vesting schedule.

•	In the event of a Change of Control, all of Ms. Sharp’s stock options and shares will become fully vested at such date.

     Change in Control Severance Benefit Plan

     In February 2001, the board of directors adopted a Change in Control Severance Benefit Plan to provide certain benefits and protections to designated executive officers who have not entered into individual severance benefit or change in control agreements with Molecular Devices. The plan provides that in the event of a constructive or involuntarily termination without cause within 13 months after a Change in Control, is defined in the plan, such terminated executive officer will receive (1) lump sum payment equal to 12 months’ salary, (2) a bonus payment equal to what would have been earned at 100% of target for the year of termination, (3) continued health insurance benefits for 18 months, unless the executive officer obtains coverage from another employer during that time, (4) full acceleration of vesting for all outstanding options and (5) payment for an executive assistance program lasting up to three months and not to exceed $7,500, provide that the executive officer enrolls within six months following termination. If the total amount of payment under the plan would cause the executive officer to incur “golden parachute” excise tax liability in connection with the Change in Control, then the payments will be reduced to the extent necessary to leave him or her in a better after-tax position than if no such reduction had occurred. The plan provides these certain benefits and protections to the following current executive officers: Joseph D. Keegan, Ph.D., Timothy A. Harkness, Gillian M.K. Humphries, Ph.D., Robert J. Murray, Stephen J. Oldfield, Ph.D., Thomas J. O’Lenic, Patricia C. Sharp, J. Richard Sportsman, Ph.D. and Andrew T. Zander, Ph.D.

Compensation Committee Interlocks and Insider Participation

     As previously noted, the Compensation Committee is composed of three non-employee directors: Mr. Anderson, Mr. Marion and Dr. Waitz. Mr. Marion served as an interim chief executive officer of Molecular Devices between October 1997 and March 1998. No member of the Compensation Committee is or was formerly a permanent officer or employee of Molecular Devices. No interlocking relationship exists between Molecular Devices’ board of directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.

9.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

     The following table provides certain information with respect to all of Molecular Devices’ equity compensation plans in effect as of December 31, 2003:

			Number of Securities
			Remaining Available
	Number of		for Issuance under
	Securities to Be		Equity
	Issued upon	Weighted-average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
	and Rights	and Rights	(a))
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders:
1995 Stock Option Plan	2,507,668	$27.22	953,583
1995 Non-Employee Directors’ Stock Option Plan	305,000	$14.82	90,500
1995 Employee Stock Purchase Plan	N/A	N/A	146,798
Equity compensation plan not approved by security holders:(1)
2001 Stock Option Plan	61,600	$16.37	38,400

Total	2,874,268	$25.68	1,229,281

(1)	The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by Molecular Devices in connection with the acquisition of LJL BioSystems, Inc. in August 2000. As of December 31, 2003, a total of 86,766 shares of Molecular Devices common stock were issuable upon the exercise of outstanding options granted by LJL BioSystems under those assumed plans. The weighted average exercise price of those outstanding options is $21.27. No additional options have been or may be granted by Molecular Devices under those assumed plans.

     2001 Stock Option Plan

     Molecular Devices’ 2001 Stock Option Plan, or the 2001 Plan, was adopted by the board in July 2001 without the approval of Molecular Devices’ security holders. An aggregate of 100,000 shares of Molecular Devices common stock have been reserved for issuance under the 2001 Plan. As of December 31, 2003, options to purchase 61,600 shares of common stock were outstanding under the 2001 Plan and 38,400 shares remained available for grant. The 2001 Plan provides for the grant of nonstatutory stock options only to employees who, at the time of grant, are working or residing outside of the United States and are not officers or directors of Molecular Devices. The exercise price of nonstatutory stock options granted under the 2001 Plan may not be less than 85% of the fair market value of a share of Molecular Devices common stock on the date of grant. All stock options have a maximum term of twelve years and typically vest over a four-year period. Options may be exercised prior to vesting, subject to repurchase rights in favor of Molecular Devices that expire over the vesting period. The board has the power to effect, at any time and from time to time, with the consent of any adversely affected optionee, (1) the cancellation of any outstanding option under the 2001 Plan and the grant in substitution therefore, more than 6

10.

months after the date of cancellation, of a new option under the 2001 Plan covering the same or a different number of shares or (2) any other similar action that is not treated as a “repricing” under generally accepted accounting principles. The board at any time, and from time to time, may amend the 2001 Plan, provided that the rights of an optionholder under the plan cannot be impaired without the optionholder’s consent. Certain amendments require stockholder approval, if necessary for the 2001 Plan to satisfy Nasdaq or other securities exchange listing requirements. In the event of: (1) a dissolution, liquidation or sale of substantially all of the assets of Molecular Devices, (2) a merger or consolidation in which Molecular Devices is not the surviving corporation or (3) a reverse merger in which Molecular Devices is the surviving corporation but the shares of Molecular Devices common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise, then to the extent permitted by applicable law, any surviving corporation shall either assume the options or shall substitute similar options for those outstanding under the 2001 Plan, or such options shall terminate to the extent not exercised prior to such event; provided however, that at the discretion of the board, the options may be accelerated prior to such event.

11.

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of Molecular Devices common stock as of February 15, 2004 by: (1) each nominee for director, (2) each of the executive officers named in the Summary Compensation Table; (3) all executive officers and directors of Molecular Devices a group; and (4) all those known by Molecular Devices to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership(l)
	Number of	Percent of
	Shares	Class
Brown Capital Management, Inc.(2)	2,116,150	14.3%
1201 North Calvert Street Baltimore, Maryland 21202
Lord, Abbett & Co	1,579,001	10.6%
90 Hudson Street Jersey City, New Jersey 07302
Kopp Investment Advisors, LLC(3)	1,016,698	6.9%
7701 France Avenue South, Suite 500 Edina, Minnesota 55435
OrbiMed Advisors LLC(4)	971,300	6.5%
767 Third Avenue, 30th Floor New York, New York 10017
Wellington Management Company, LLP(5)	955,300	6.4%
75 State Street Boston, Massachusetts 02109
Wasatch Advisors, Inc.	806,122	5.4%
68 South Main Salt Lake City, Utah 84101
Moshe H. Alafi(6)	345,040	2.3%
Joseph D. Keegan, Ph.D.(7)	298,743	2.0%
Harden M. McConnell, Ph.D.(8)	271,500	1.8%
A. Blaine Bowman(9)	157,166	1.0%
Timothy A. Harkness(10)	149,783	1.0%
John S. Senaldi(11)	115,383	*
Robert J. Murray(12)	106,935	*
David L. Anderson(13)	65,907	*
Patricia C. Sharp(14)	87,387	*
Paul Goddard, Ph.D.(15)	39,000	*
J. Allan Waitz, Ph.D.(16)	29,000	*
André F. Marion(17)	23,500	*
All directors and executive officers as a group (16 persons) (18)	1,851,855	11.6%

*	Less than one percent

12.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the Securities and Exchange Commission. Schedule 13G provides information as to beneficial ownership only as of December 31, 2003, and, consequently, the beneficial ownership of Molecular Devices’ principal stockholders may have changed between December 31, 2003 and February 15, 2004. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, Molecular Devices believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 14,838,166 shares outstanding on February 15, 2004, adjusted as required by rules promulgated by Securities and Exchange Commission.

(2)	Brown Capital Management, Inc., or BCM, has sole dispositive power over such shares and has sole voting power over 823,800 of such shares. BCM is deemed to be a beneficial owner of such shares due to its discretionary power to make investment decisions over such shares for its investment advisory clients and its ability to vote such shares.

(3)	Kopp Investment Advisors, LLC, or KIA, in its role as a registered investment advisor, has sole voting power over 825,489 of such shares, has sole dispositive power over 170,000 of such shares, and has shared dispositive power over 846,698 of such shares. As such, KIA may be deemed to beneficially own such shares. KIA is wholly-owned by Kopp Holding Company, LLC, which is controlled by LeRoy C. Kopp through Kopp Holding Company. Accordingly, Kopp Holding Company, LLC, Kopp Holding Company and Mr. Kopp may also be deemed to beneficially own such shares.

(4)	OrbiMed Advisors LLC, OrbiMed Capital LLC and Samuel D. Isaly, in their roles as investment advisors, have shared voting and dispositive power over such shares. Samuel D. Isaly is the managing member of OrbiMed Advisors LLC and OrbiMed Capital LLC. As such, each of OrbiMed Advisors LLC, OrbiMed Capital LLC and Mr. Isaly have shared voting and dispositive power over such shares, and, accordingly, may be deemed to beneficially own such shares.

(5)	Wellington Management Company, LLP, in its role as an investment advisor, has shared voting power over 596,600 of such shares and dispositive power over such shares and, as such, may be deemed to beneficially own such shares.

(6)	Includes 306,040 shares beneficially owned by Alafi Capital Company, of which Mr. Alafi, a director of Molecular Devices, is a general partner, and 39,000 shares that may be acquired within 60 days after February 15, 2004 pursuant to outstanding stock options.

(7)	Includes 5,766 shares held by the Keegan 1990 Revocable Trust UAD 4/27/90, of which Dr. Keegan is a trustee, and includes 292,125 shares that may be acquired within 60 days after February 15, 2004 pursuant to outstanding stock options.

(8)	Includes 217,400 shares held by the Harden M. McConnell and Sophia G. McConnell Trust, of which Dr. McConnell is a co-trustee, includes 11,200 shares held by the Jane McConnell 1999 Irrevocable Trust U/A DTD 12/21/99, of which Dr. McConnell is a co-trustee, includes 11,200 shares held by the Trevor McConnell 1999 Irrevocable Trust U/A DTD 12/21/99, of which Dr. McConnell is a co-trustee, includes 9,200 shares held by the Hunter McConnell Irrevocable Trust U/A DTD 12/21/99, of which Dr. McConnell is a co-trustee, and 22,500 shares that may be acquired within 60 days after February 15, 2004 pursuant to outstanding stock options.

(9)	Includes 88,166 shares beneficially owned by Dionex Corporation, of which Mr. Bowman is Chairman of the board, and 29,000 shares that may be acquired within 60 days after February 15, 2004 pursuant to outstanding stock options. Mr. Bowman disclaims beneficial ownership of the shares held by Dionex Corporation within the meaning of Rule 13d-3 under the Exchange Act.

(10)	Includes 144,062 shares that may be acquired within 60 days after February 15, 2004 pursuant to outstanding stock options.

13.

(11)	Includes 110,100 shares that may be acquired within 60 days after February 15, 2004 pursuant to outstanding stock options. Mr. Senaldi’s employment with Molecular Devices terminated on February 13, 2004.

(12)	Includes 78,937 shares that may be acquired within 60 days after February 15, 2004 pursuant to outstanding stock options.

(13)	Includes 26,907 shares held by the Anderson Living Trust UAD 1/22/98, of which Mr. Anderson is a trustee, and includes 39,000 shares that may be acquired within 60 days after February 15, 2004 pursuant to outstanding stock options. Mr. Anderson disclaims beneficial ownership of the shares held by the Anderson Living Trust UAD 1/22/98 within the meaning of Rule 13d-3 under the Exchange Act.

(14)	Includes 84,062 shares that may be acquired within 60 days after February 15, 2004 pursuant to outstanding stock options.

(15)	Consists solely of shares that may be acquired within 60 days after February 15, 2004 pursuant to outstanding stock options.

(16)	Consists solely of shares that may be acquired within 60 days after February 15, 2004 pursuant to outstanding stock options.

(17)	Consists solely of shares that may be acquired within 60 days after February 15, 2004 pursuant to outstanding stock options.

(18)	Includes 676,453 shares held by entities affiliated with certain directors and officers and 1,091,741 shares that certain directors and officers have the right to acquire within 60 days after February 15, 2004 pursuant to outstanding stock options. Does not include Mr. Senaldi’s shares and shares that may be acquired within 60 days after February 15, 2004 pursuant to outstanding stock options due to the termination of his employment with Molecular Devices on February 13, 2004.

Item 13. Certain Relationships and Related Transactions.

     The Company has entered into employment agreements and other agreements with certain of its executive officers. See “Executive Compensation – Employment, Severance and Change in Control Arrangements” under Part III, Item 12 of this Annual Report, as amended.

     The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws.

Item 14. Principal Accountant Fees and Services.

Disclosure of Auditor Fees

     In addition to retaining Ernst & Young LLP, Molecular Devices’ independent auditors, to audit the consolidated financial statements for the fiscal year ended December 31, 2003, Molecular Devices and its subsidiaries retained Ernst & Young LLP to provide other services and expect to continue to do so in the future. The aggregate fees incurred for professional services rendered by Ernst & Young LLP relating to the fiscal years ending December 31, 2003 and December 31, 2002, respectively, were:

14.

	Fiscal Year Ended December
	31,
	2003	2002
Audit Fees	$260,000	$370,000
Audit-Related Fees	229,000	366,000
Tax Fees	199,000	328,000
All Other Fees	—	—

TOTAL	$688,000	$1,064,000

     Audit Fees: Consists of fees billed for professional services rendered for the audit of Molecular Devices’ consolidated financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

     Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Molecular Devices’ financial statements and are not reported, under “Audit Fees.” During each of the fiscal years ended December 31, 2003 and 2002, these services included assurance and related services associated with potential and completed business development transactions, as well as audits of Molecular Devices’ 401 (k) plan.

     Tax Fees: Consists of fees billed for professional services for tax compliance, tax advice and tax planning. During each of the fiscal years ended December 31, 2003 and 2002, these services included tax compliance services, preparation of income tax returns and international tax advice and planning services.

     All Other Fees. During each of the fiscal years ended December 31, 2003 and 2002, no fees were billed by Ernst & Young LLP other than as set forth under “Audit Fees,” “Audit Related Fees” and “Tax Fees” above.

Pre Approval of Audit and Non-Audit Services

     The Audit Committee of Molecular Devices pre-approves all audit and permissible non-audit services provided by its independent auditors. These services may include audit services, audit-related services, tax services and other services. For fiscal year 2003, the Audit Committee pre-approved an amount for tax consultation fees provided by Ernst & Young LLP of up to $50,000 for which the Audit Committee was not required to pre-approve the specific scope of services. The Audit Committee specifically pre-approves the engagement of Molecular Devices’ independent auditors to render any audit or permissible non-audit services in excess of the pre-approved $50,000 of services. The Chairman of the Audit Committee is authorized to pre-approve any services, and the Audit Committee is advised at its next meeting of any services pre-approved by the Chairman.

     The Audit Committee has determined that the rendering of all non-audit services by Ernst & Young LLP is compatible with maintaining the auditors’ independence.

15.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2004.

MOLECULAR DEVICES CORPORATION
By:	/s/ Joseph D. Keegan, Ph.D.
Joseph D. Keegan, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints Joseph D. Keegan, Ph.D. and Timothy A. Harkness, jointly and severally, as his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and on his behalf to sign, execute and file this report, and any or all amendments to this report, and to file the same, with all exhibits thereto and any and all documents required to be filed with respect therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises in order to effectuate the same as fully to all intents and purposes as he might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Joseph D. Keegan Joseph D. Keegan, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2004
/s/ Timothy A. Harkness Timothy A. Harkness	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2004
/s/ Moshe H. Alafi Moshe H. Alafi	Director	April 29, 2004
/s/ David L. Anderson David L. Anderson	Director	April 29, 2004
/s/ A. Blaine Bowman A. Blaine Bowman	Director	April 29, 2004

SIGNATURE	TITLE	DATE
/s/ Paul Goddard Paul Goddard, Ph.D.	Director	April 29, 2004
/s/ André F. Marion André F. Marion	Director	April 29, 2004
/s/ Harden M. McConnell Harden M. McConnell, Ph.D.	Director	April 29, 2004
/s/ J. Allan Waitz J. Allan Waitz, Ph.D.	Director	April 29, 2004

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Form of Agreement and Plan of Merger between the Registrant and Molecular Devices Corporation, a California Corporation

2.2(2)	Stock and Asset Purchase Agreement, dated as of May 17, 1999, among Molecular Devices Corporation, a Delaware corporation, Helge Skare, Wiel Skare, Steinar Faanes and Sten Skare, each an individual resident in Norway, Skatron Instruments AS, a Norwegian company, and Skatron Instruments, Inc., a Virginia corporation

2.4(5)	Agreement and Plan of Merger and Reorganization dated as of June 7, 2000 by and among Molecular Devices Corporation, Mercury Acquisition Sub, Inc. and LJL BioSystems, Inc.

2.5(11)	Stock Purchase Agreement dated as of November 14, 2000 by and among JCR Pharmaceuticals, K.K. and Molecular Devices Corporation

2.6(12)	Stock Purchase Agreement dated as of July 6, 2001 by and among Molecular Devices, Cytion S.A., Jean-Pierre Rosat (as agent for the stockholders of Cytion) and each of the stockholders of Cytion

2.7(13)	Stock Purchase Agreement dated as of June 1, 2002 by and among Molecular Devices, Universal Imaging Corporation, Theodore Inoue (as agent for the stockholders of Universal Imaging Corporation) and each of the stockholders of Universal Imaging Corporation

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Bylaws of the Registrant

3.3(8)	Certificate of Amendment to Certificate of Incorporation

4.1(1)	Specimen Certificate of Common Stock of Registrant

10.1(1)*	1988 Stock Option Plan

10.2(1)*	Form of Incentive Stock Option under the 1988 Stock Option Plan

10.3(1)*	Form of Supplemental Stock Option under the 1988 Stock Option Plan

10.4(8)*	1995 Employee Stock Purchase Plan

10.6(1)*	Form of Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Stock Option Plan

10.8(1)*	Form of Incentive Stock Option under the 1995 Stock Option Plan

10.9(1)*	Form of Nonstatutory Stock Option under the 1995 Stock Option Plan

10.10(1)*	Form of Early Exercise Stock Purchase Agreement under the 1995 Stock Option Plan

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
10.11(1)*	Form of Indemnity Agreement between the Registrant and its Directors and Executive Officers

10.19(2)*	Key Employee Agreement for Joseph D. Keegan, Ph.D., dated March 11, 1998, as amended

10.20(3)	Exclusive License and Technical Support Agreement dated August 28, 1998 by and between the Registrant and Affymax

10.21(3)*	Employee Offer Letter for Tim Harkness

10.23(3)*	Employee Offer Letter for John Senaldi

10.24(4)*	1995 Non-Employee Director’s Stock Option Plan, as amended

10.25(14)*	1995 Stock Option Plan, as amended

10.26(6)*	Employee Offer Letter for Patricia Sharp

10.27(7)*	LJL BioSystems 1994 Equity Incentive Plan and Forms of Agreements

10.28(7)*	LJL BioSystems 1997 Stock Plan and Forms of Agreements

10.29(7)*	LJL BioSystems 1998 Directors’ Stock Option Plan and Forms of Agreements

10.33(9)	Lease Agreement dated May 26, 2000 by and between Aetna Life Insurance Company and the Registrant

10.34(10)*	Change in Control Severance Benefit Plan

10.35(12)	Rights Agreement, dated October 25, 2001, among the Registrant and EquiServe Trust Company, N.A.

10.36(8)*	Key Employee Agreement for Stephen Oldfield

10.37(8)*	Key Employee Agreement for Tom O’Lenic

10.38(14)*	2001 Stock Option Plan

10.39(14)	Lease dated May 28, 2002 by and between The Irvine Company and the Registrant

10.40(14)*	Letter Agreement dated April 11, 2002 by and between the Registrant and Joseph D. Keegan, Ph.D.

10.41(14)*	Letter Agreement dated April 11, 2002 by and between the Registrant and Timothy A. Harkness

10.42(14)*	Letter Agreement dated April 11, 2002 by and between the Registrant and John S. Senaldi

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
21.1	Subsidiaries of the Registrant (Previously filed)

23.1	Consent of Ernst & Young LLP, Independent Auditors (Previously filed)

24.1	Power of Attorney (included in signature page)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) (Previously filed)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) (Previously filed)

31.3	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.4	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350) (Previously filed)

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 1998, and filed August 13, 1998.

(3)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 1998, and filed November 13, 1998.

(4)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-8 (File No. 333-86159), as amended.

(5)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed June 12, 2000.

(6)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 2000 and filed on November 13, 2000.

(7)	Incorporated by reference to the similarly described exhibit filed with LJL BioSystems’ Registration Statement on Form S-1 (File No. 333-43529) declared effective on March 12, 1998.

(8)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2001 and filed on April 1, 2002.

(9)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2000 and filed on March 30, 2001.

(10)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated March 31, 2001 and filed on May 11, 2001.

(11)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated June 30, 2001 and filed on August 14, 2001.

(12)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed October 30, 2001.

(13)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on June 12, 2002.

(14)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2002 and filed on March 27, 2003.

*	Management contract or compensatory plan or arrangement.