Form 10-Q
period 2004-03-31
MOLECULAR DEVICES CORP
filed 2004-05-10
CIK 1003113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 5, 2004, 14,251,908 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

MOLECULAR DEVICES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	March 31,	December 31,
	2004	2003
ASSETS:
Current assets:
Cash and cash equivalents	$50,418	$50,260
Short-term investments	—	8,114
Accounts receivable, net	21,473	26,209
Inventories, net	17,339	17,025
Deferred tax assets	5,220	5,223
Other current assets	2,119	1,849

Total current assets	96,569	108,680
Long-term investments	—	1,736
Equipment and leasehold improvements, net	9,426	9,706
Goodwill	26,017	26,017
Other assets	20,864	20,774

Total assets	$152,876	$166,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,175	$4,019
Accrued liabilities	7,372	12,237
Deferred revenue	5,495	5,119

Total current liabilities	17,042	21,375
Stockholders’ equity:
Preferred stock, $.001 par value; 3,000,000 shares authorized, no shares issued or outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $.001 par value; 60,000,000 shares authorized; 15,720,542 and 15,653,283 shares issued and 14,216,096 and 14,778,837 shares outstanding at March 31, 2004 and December 31, 2003, respectively	16	16
Additional paid-in capital	185,725	184,956
Treasury stock, at cost; 1,504,446 and 874,446 shares at March 31, 2004 and December 31, 2003, respectively	(26,994)	(14,968)
Accumulated deficit	(24,678)	(26,106)
Accumulated other comprehensive loss	1,765	1,640

Total stockholders’ equity	135,834	145,538

Total liabilities and stockholders’ equity	$152,876	$166,913

The accompanying notes are an integral part of these statements

MOLECULAR DEVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2004	2003
REVENUES	$27,337	$24,550
COST OF REVENUES	10,242	9,528

GROSS PROFIT	17,095	15,022

OPERATING EXPENSES:
Research and development	4,017	4,659
Selling, general and administrative	10,920	9,639

Total operating expenses	14,937	14,298

INCOME FROM OPERATIONS	2,158	724
Other income, net	36	306

INCOME BEFORE INCOME TAXES	2,194	1,030
Income tax provision	(764)	(309)

NET INCOME	$1,430	$721

BASIC NET INCOME PER SHARE	$0.10	$0.05

DILUTED NET INCOME PER SHARE	$0.10	$0.05

SHARES USED IN COMPUTING BASIC NET INCOME PER SHARE	14,588	15,343

SHARES USED IN COMPUTING DILUTED NET INCOME PER SHARE	14,791	15,402

The accompanying notes are an integral part of these statements

MOLECULAR DEVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,430	$721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,311	1,274
Amortization of developed technology and patents	136	95
Income tax benefit realized as a result of employee exercises of stock options	—	1,886
(Increase) decrease in assets:
Accounts receivable, net	4,909	3,379
Inventories	(612)	102
Deferred tax assets	—	272
Other current assets	(266)	(383)
Increase (decrease) in liabilities:
Accounts payable	161	(438)
Accrued liabilities	(4,893)	(5,879)
Deferred revenue	360	311

Net cash provided by operating activities	2,536	1,340

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	—	(3,365)
Proceeds from sales and maturities of short-term investments	9,850	4,197
Capital expenditures	(684)	(737)
Increase (decrease) in other assets	(210)	393

Net cash provided by investing activities	8,956	488

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	769	605
Purchase of treasury stock	(12,026)	—

Net cash provided by (used in) financing activities	(11,257)	605

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(77)	(76)

Net increase in cash and cash equivalents	158	2,357
Cash and cash equivalents at beginning of period	50,260	43,733

Cash and cash equivalents at end of period	$50,418	$46,090

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

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003, included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2003, filed with the SEC on April 29, 2004.

The unaudited condensed consolidated financial statements include the accounts of Molecular Devices and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements contained herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

Note 2. Stock Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended, we apply the intrinsic value method of accounting as described in APB Opinion 25 and related interpretations in accounting for our stock option plans and, accordingly, recognize no compensation expense for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant. If we had elected to recognize compensation cost based on the fair value of the options granted at grant date and shares issued under stock purchase plans as prescribed by SFAS 123, net income and net income per share would have been changed to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net income - as reported	$1,430	$721
Stock based compensation expense determined using the fair value method, net of tax	1,728	2,131

Net income/(loss) - pro forma	$(298)	$(1,410)

Net income/(loss) per share:
Basic - as reported	$0.10	$0.05
Basic - pro forma	(0.02)	(0.08)
Diluted - as reported	$0.10	$0.05
Diluted - pro forma	(0.02)	(0.09)

The fair value of each option is estimated on the date of grant using Black Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2004	2003
Expected dividend yield	0%	0%
Expected stock price volatility	78%	82%
Risk-free interest rate	3%	3%
Expected life of options	6.7 years	6.2 years

Note 3. Balance Sheet Components

	March 31,	December 31,
	2004	2003
Inventories:
Raw materials	$6,565	$6,213
Work-in-process	1,107	600
Finished goods and demonstration equipment	9,667	10,212

	$17,339	$17,025

Accrued liabilities:
Accrued income tax	$244	$939
Warranty accrual	1,476	1,502
Accrued compensation	2,848	6,295
Other	2,804	3,501

	$7,372	$12,237

Note 4. Goodwill and Purchased Intangible Assets

Goodwill was $26.0 million at March 31, 2004 and December 31, 2003. Purchased intangible assets not subject to amortization, consisting primarily of a tradename, were $707,000 at March 31, 2004 and December 31, 2003.

Purchased intangible assets subject to amortization over ten years consist of patents, developed technology, and license fees. The gross and net carrying value of these assets at March 31, 2004 and December 31, 2003 were as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Patents	$1,372	$369	$1,003
Developed technology	1,468	257	1,211
License fees	2,688	318	2,370

Total at March 31, 2004	$5,528	$944	$4,584

Patents	$1,372	$335	$1,037
Developed technology	1,468	220	1,248
License fees	2,588	253	2,335

Total at December 31, 2003	$5,428	$808	$4,620

The estimated future amortization expense of purchased intangible assets as of March 31, 2004 was as follows (in thousands):

Amortization
For the year ending December 31,	Expense
2004 (remaining nine months)	$416
2005	552
2006	552
2007	552
2008	552
Thereafter	1,960

$4,584

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

	Three Months Ended
	March 31,
	2004	2003
Net income	$1,430	$721

Denominator for basic earnings per share — weighted average common shares outstanding	14,588	15,343
Effect of dilutive securities — employee stock options	203	59

Denominator for diluted earnings per share — weighted average common shares outstanding plus dilutive securities	14,791	15,402

Basic net income per share	$0.10	$0.05

Diluted net income per share	$0.10	$0.05

For the three months ended March 31, 2004, the total number of shares excluded from the calculations of diluted net income per share was 1,981,212, as the weighted-average exercise price of these outstanding stock options was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Note 6. Comprehensive Income

Comprehensive income, net of tax, was approximately $1.6 million and $690,000 for the three-month periods ended March 31, 2004 and 2003, respectively. The differences between reported net income and comprehensive income are principally comprised of changes in accumulated foreign currency translation, which is recorded in stockholders’ equity.

Note 7. Guarantees

Under our charter, we have agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as an officer or director of Molecular Devices or having served, at our request, as an officer or director of another company. The indemnification does not apply if the person is determined not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of Molecular Devices. The maximum potential amount of future payments that we could be required to make under the charter provision and the corresponding indemnification agreements is unlimited; however, we have Director and Officer insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. Most of these indemnification provisions were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2003. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2004.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2004.

At the time of sale, we record an estimate for warranty costs that may be incurred under product warranties. Warranty expense and activity are estimated based on historical experience. The warranty accrual is evaluated periodically and adjusted for changes in experience. Changes in the warranty liability during the three months ended March 31, 2004 were as follows (in thousands):

Balance December 31, 2003	$1,502
New warranties issued during the period	79
Cost of warranties incurred during the period	(105)
Changes in liabilities for pre existing warranties	—

Balance March 31, 2004	$1,476

Note 8. Pending Business Combination

We entered into an Agreement and Plan of Merger and Reorganization, dated as of March 20, 2004, among Molecular Devices, Astros Acquisition Sub I, Inc., a wholly-owned subsidiary of Molecular Devices, Astros Acquisition Sub II, LLC, a wholly-owned subsidiary of Molecular Devices, and Axon Instruments, Inc. (“Axon”), under which Astros Acquisition Sub I, Inc. will be merged with and into Axon, immediately following which, Axon will be merged with and into Astros Acquisition Sub II, LLC (the “Merger Agreement”). The Merger Agreement contemplates that, subject to the satisfaction of certain conditions contained therein, including approval of the transaction by the stockholders of Molecular Devices and the shareholders of Axon, we would acquire Axon for approximately $66.2 million in cash and approximately $67.0 million in Molecular Devices common stock, with each share of Axon common stock being converted into the right to receive $0.1359 in cash and 0.00734 of a share of Molecular Devices common stock, and outstanding options to purchase Axon common stock being assumed or canceled and converted into the right to receive either cash and Molecular Devices common stock or Molecular Devices common stock. If consummated, the merger transaction will be accounted for under the purchase method of accounting.

In March 2004, as part of the proposed merger transaction, we received a commitment letter from a major financial institution to provide financing of $35.0 million in connection with the proposed transaction and for general corporate purposes. Simultaneously with the closing of the transactions contemplated by the Merger Agreement, we will enter into a new senior unsecured credit facility, which will provide for a revolving credit facility in the amount of up to $35.0 million. The revolving credit facility will be guaranteed by our domestic subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Except for the historical information contained herein, the following discussion contains “forward-looking” statements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes”, “anticipates”, “plans”, “predicts”, “expects”, “estimates”, “intends”, “will”, “continue”, “may”, “potential”, “should” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, those discussed in this section as well as under “Factors That May Affect Future Results,” and “Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and the risks detailed from time to time in the Company’s future SEC reports.

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

CRITICAL ACCOUNTING ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, bad debts, inventories, intangible assets, equity investments, income taxes and warranty obligations. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2004 and 2003

REVENUES. Revenues increased by 11% to $27.3 million in the first three months of 2004 from $24.6 million in first three months of 2003. Drug Discovery product family revenues in the first quarter of 2004 were flat compared to the first quarter of 2003. Strong growth in our IonWorks product line and reagents was offset by decreases in sales in our Analyst product line. Life Sciences Research revenues increased by 19% largely due to strong sales of our SpectraMax M2, which was launched in the third quarter of 2003, and strong growth in our MetaMorph product line.

GROSS MARGIN. Gross margin increased to 62.5% in the first quarter of 2004 from 61.2% in the same period of the prior year. This improvement was driven by strong sales of our higher margin IonWorks and MetaMorph product lines.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased in the first quarter of 2004 by 14% to $4.0 million from $4.7 million in the first quarter of 2003. This decrease resulted from the settlement of a patent infringement lawsuit late in 2003 and the closure of Cytion, our Switzerland based research organization, in the first quarter of 2003.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in the first quarter of 2004 increased by 13% to $10.9 million from $9.6 million in the first quarter of 2003. This increase was due to the expansion of our sales and support staff associated with our IonWorks product lines.

OTHER INCOME (NET). Other income (net) was $36,000 in the first quarter of 2004, compared to $306,000 in the first quarter of 2003. This decrease was largely due to foreign currency losses in our European businesses, and lower average cash and investment balances during the first quarter of 2004.

INCOME TAX PROVISION. We recorded a tax provision of $764,000 for the first quarter of 2004 compared to $309,000 in the first quarter of 2003. The tax provision for the first quarter of 2004 was based on an 35% effective tax rate, up from 30% in the first quarter of 2003. This increase was due to the full utilization in 2003 of the net loss carryforward amounts relating to certain of our foreign operations

Liquidity and Capital Resources

We had cash, cash equivalents and short and long-term investments of approximately $50.4 million at March 31, 2004 compared to $60.1 million at December 31, 2003. Operating activities in the first three months of 2004 provided approximately $2.5 million of cash primarily due to net income and decreases in accounts receivable, partially offset by a decrease in accrued liabilities.

We generated approximately $9.0 million of cash from investing activities in the first three months of 2004, primarily due to $9.9 million in proceeds received from the sale and maturity of short-term investments, which were partially offset by $684,000 in capital expenditures.

In the first three months of 2004, cash used in financing activities was $11.3 million. We repurchased 630,000 shares of our common stock for $12.0 million and raised $769,000 from the issuance of common stock associated with stock option exercises and shares issued under our employee stock purchase plan. The timing of and amounts received under our employee stock option and purchase plans are determined by the decisions of the respective option or rights holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock under our employee stock option and purchase plans should not be considered an indication of additional funds to be raised in future periods.

On March 20, 2004, we entered into a merger agreement with Axon Instruments, Inc. and two wholly-owned subsidiaries pursuant to which, subject to certain closing conditions, an aggregate of approximately $66.2 million in cash would be paid to the shareholders and optionholders of Axon and approximately $67.0 million in Molecular Devices common stock would be issued to Axon shareholders and optionholders. As part of the proposed merger transaction, we received a commitment letter from a major financial institution to provide financing of $35.0 million in connection with the transactions contemplated by the merger agreement and for general corporate purposes. Simultaneously with the closing of the transactions contemplated by the merger agreement, we will enter into a new senior unsecured credit facility, which will provide for a revolving credit facility in the amount of up to $35.0 million (reducing to $30.0 million 60 days after initial drawdown). The revolving credit facility will expire and become repayable in full on June 1, 2007 and will be secured in the event that the revolving credit facility is not reduced to the required $30 million level. All loans outstanding under the new senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus ..50% or LIBOR plus 1.25%. The revolving credit facility may be drawn, paid and reborrowed at our option. We anticipate using this credit facility initially to finance the cash portion of the merger consideration to be paid to Axon shareholders and optionholders.

During the three months ended March 31, 2004, we engaged several professional service firms to perform certain accounting, legal and financial advisory services in conjunction with the proposed acquisition of Axon. We expect to pay the bulk of these fees during our second quarter of 2004 with our existing cash reserves and anticipated future cash generated from operations. The fees will be capitalized as part of the purchase accounting for the acquisition.

We believe that our existing cash and investment securities and anticipated cash flow from our operations, and, if the acquisition of Axon is completed, funds available under the unsecured credit facility described above, will be sufficient to support our current operating plan for the foreseeable future.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on our current plans which may change and assumptions that may prove to be wrong. Our ability to generate our anticipated cash flow from operations is subject to the risks and uncertainties discussed below under “Factors That May Affect Future Results”, including in particular variations in the amount of time it takes for us to sell our products and collect accounts receivable and the timing of customer orders, competition, risks associated with the pharmaceutical and biotechnology industries, supplier or manufacturing problems or delays, and risks associated with past and potential future acquisitions, including risks related to potential difficulties in the integration of operations, strategies, technologies and products of the acquired company. Our future capital requirements will depend on many factors, including:

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

The timing of capital equipment purchases by customers has been and is expected to continue to be uneven and difficult to predict. Our products represent major capital purchases for our customers. The list prices for our instruments range from $5,000 to $419,500. Accordingly, our customers generally take a relatively long time to evaluate our products, and a significant portion of our revenues is typically derived from sales of a small number of relatively high-priced products. Purchases are generally made by purchase orders and not long-term contracts. Delays in receipt of anticipated orders for our relatively high priced products could lead to substantial variability from quarter to quarter. Furthermore, we have historically received purchase orders and made a significant portion of each quarter’s product shipments near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could have a material adverse affect on results of operations for that quarter.

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

IF WE ARE NOT SUCCESSFUL IN DEVELOPING NEW AND ENHANCED PRODUCTS, WE MAY LOSE MARKET SHARE TO OUR COMPETITORS.

The life sciences instrumentation market is characterized by rapid technological change and frequent new product introductions. In the twelve months ended March 31, 2004, 61% of our revenues were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing or commercializing them, which would harm our business. Any significant delay in releasing new systems could cause our revenues to suffer, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.

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

For example, we rely upon a single supplier for a component of the PatchPlate consumable that is part of the IonWorks HT system. This supplier might be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements for this component, either by bringing production of this component in-house or by seeking an alternative supplier. We currently do not have the capability to manufacture this component on a commercial scale, and are not aware of any other supplier that currently has the capability to supply us with commercial quantities of this component. Any failure or delay in obtaining sufficient quantities of this component could adversely affect the ability of the IonWorks HT system to achieve or maintain significant commercial acceptance, which would harm our business.

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

The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

•	the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

•	the claims of any patents which are issued may not provide meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us or our customers may not provide a competitive advantage;

•	other companies may challenge patents licensed or issued to us or our customers;

•	patents issued to other companies may harm our ability to do business;

other companies may independently develop similar or alternative technologies or duplicate our technologies;

•	and

•	other companies may design around technologies we have licensed or developed.

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

WE RELY UPON DISTRIBUTORS FOR PRODUCT SALES AND SUPPORT OUTSIDE NORTH AMERICA.

In the first three months of 2004, approximately 9% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a material adverse affect on our business, financial condition and results of operations.

IF WE CHOOSE TO ACQUIRE NEW AND COMPLEMENTARY BUSINESSES, PRODUCTS OR TECHNOLOGIES INSTEAD OF DEVELOPING THEM OURSELVES, WE MAY BE UNABLE TO COMPLETE THESE ACQUISITIONS OR MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE AN ACQUIRED BUSINESS OR TECHNOLOGY IN A COST-EFFECTIVE AND NON-DISRUPTIVE MANNER.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, from time to time we have acquired complementary businesses, products or technologies instead of developing them ourselves, and we may choose to do so in the future. For example, we recently entered into an agreement to acquire Axon Instruments, Inc., acquired Universal Imaging Corporation in June 2002 and acquired Cytion S.A. in 2001. We do not know if we will be able to complete any future acquisitions, including the Axon acquisition, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire, both in connection with the proposed acquisition of Axon and other potential future acquisitions, involves considerable operational and financial risks and strains, including:

•	the potential disruption of our ongoing business and distraction of our management;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of acquired businesses;

•	the impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel;

•	greater than anticipated costs and expenses related to restructuring, including employee severance or relocation costs and costs related to vacating leased facilities; and

•	potential unknown liabilities associated with any acquisition, including higher than expected acquisition costs, which may cause our quarterly and annual operating results to fluctuate.

We may not succeed in addressing these risks or any other problems encountered in connection with the proposed acquisition of Axon or other potential future acquisitions. If we are unable to successfully integrate the operations, products, technology and personnel of acquired businesses in a timely manner or at all, or if we do achieve the perceived benefits of any acquisition as rapidly or to the extent anticipated by financial analysts or investors, the market price of our common stock could decline.

In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that may result in dilution to our stockholders. In connection with the proposed acquisition of Axon, we anticipate borrowing $35 million in order to pay the cash portion of the merger consideration to be paid to Axon shareholders and optionholders. Incurrence of this new debt will significantly increase the combined company’s leverage. While management believes that our cash flows will be more than adequate to service this new debt, there may be circumstances in which required payments of principal and/or interest on this new debt could adversely affect our cash flows and operating results, and therefore the market price of our common stock. In addition, any impairment of goodwill and amortization of other intangible assets or charges resulting from the costs of acquisitions could harm our business and operating results.

IF THE PROPOSED MERGER TRANSACTION IS CONSUMMATED, MOLECULAR DEVICES WILL BE A SUBSTANTIALLY LARGER AND BROADER ORGANIZATION, AND IF THE MOLECULAR DEVICES’ MANAGEMENT IS UNABLE TO SUFFICIENTLY MANAGE THE COMPANY, ITS OPERATING RESULTS WILL SUFFER.

If the proposed merger transaction is consummated, Molecular Devices will acquire approximately 128 employees based at Axon’s office in Union City, California and at its facilities in Melbourne, Australia and San Luis Obispo, California. The combined company will face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to successfully manage the substantially larger and internationally diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on the combined company after the proposed merger transaction and, as a result, on the market price of Molecular Devices common stock.

THE PROPOSED MERGER TRANSACTION COULD CAUSE AXON OR MOLECULAR DEVICES TO LOSE KEY PERSONNEL, WHICH COULD MATERIALLY AFFECT THE RESPECTIVE COMPANY’S BUSINESS AND REQUIRE THE COMPANIES TO INCUR SUBSTANTIAL COSTS TO RECRUIT REPLACEMENTS FOR LOST PERSONNEL.

As a result of the proposed merger transaction, current and prospective Axon and Molecular Devices employees could experience uncertainty about their future roles within Molecular Devices. This uncertainty may adversely affect the ability of Axon and Molecular Devices to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could have a material adverse effect on the business of Molecular Devices after completion of the proposed merger transaction.

GENERAL UNCERTAINTY RELATED TO THE PROPOSED MERGER TRANSACTION COULD HARM MOLECULAR DEVICES AND AXON.

Molecular Devices’ or Axon’s customers may, in response to the announcement of the proposed merger transaction, delay or defer purchasing decisions. If Molecular Devices’ or Axon’s customers delay or defer purchasing decisions, the revenues of Molecular Devices and Axon, respectively, and the revenues of the combined company, could materially decline or any anticipated increases in revenue could be lower than expected. Also, speculation regarding the likelihood of the closing of the proposed merger transaction could increase the volatility of Molecular Devices’ and Axon’s share prices.

CHARGES TO EARNINGS RESULTING FROM THE APPLICATION OF THE PURCHASE METHOD OF ACCOUNTING MAY ADVERSELY AFFECT THE MARKET VALUE OF MOLECULAR DEVICES COMMON STOCK FOLLOWING THE PROPOSED MERGER TRANSACTION.

If the benefits of the proposed merger transaction are not achieved, Molecular Devices’ financial results, including earnings per share, could be adversely affected. In accordance with United States generally accepted accounting principles, the combined company will account for the proposed merger transaction using the purchase method of accounting. Molecular Devices will allocate the total estimated purchase price to Axon’s net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the proposed merger transaction, and record the excess of the purchase price over those fair values as goodwill. The combined company will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the proposed merger transaction, which is expected to be approximately US$1.6 million on an annual basis. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, the combined company may be required to incur material charges relating to the impairment of those assets.

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

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN CURRENCY EXCHANGE RATE, POLITICAL AND ECONOMIC RISKS.

We maintain facilities in Norway, the United Kingdom, Germany and Japan, and sales to customers outside the United States accounted for approximately 44% our revenues in the first three months of 2004. We anticipate that international sales will continue to account for a significant portion of our revenues.

All of our sales to international distributors are denominated in U.S. dollars. Most of our direct sales in the United Kingdom, Germany, France, Canada and Japan are denominated in local currencies and totaled $10.2 million (38% of total revenues) in the first three months of 2004. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Historically, foreign exchange gains and losses have been immaterial to our results of operations. However, we cannot predict whether these gains and losses will continue to be immaterial, particularly as we increase our direct sales outside North America. For example, we cannot predict whether other foreign exchange gains or losses in the future would have a material effect on our income. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but may do so in the future.

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

OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE STOCKHOLDERS TO LOSE A SUBSTANTIAL PART OF THEIR INVESTMENT IN OUR STOCK.

The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. In the twelve months ended March 31, 2004, the closing sales price of our common stock ranged from $11.20 to $22.32. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market and currency risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003, have not changed significantly.

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

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Following is a summary of stock repurchases for the quarter ended March, 31, 2004 (in thousands, except average price per share).(1)

			Maximum
			Number of
			Shares that May
	Total Number	Average Price	Yet be
	of Shares	Paid per	Purchased
Period	Purchased(2)	Share	Under the Plan
January 1, 2004 to January 31, 2004	—	—	630,000
February 1, 2004 to February 29, 2004	630,000	$19.09	—
March 1, 2004 to March 31, 2004	—	—	—

Total	630,000	$19.09

(1)	In October 2001, the Board of Directors authorized us to systematically repurchase 1.5 million shares of our common stock in the open market. The repurchase program was completed in the quarter ended March 31, 2004, and all such shares remain as treasury shares.

(2)	All shares were purchased pursuant to the publicly announced plan.

ITEM 5. OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. During the period covered by this Quarterly Report, our Audit Committee approved the engagement of Ernst & Young to perform services associated with our acquisition of Axon Instruments, a non-audit service within the meaning of Section 10A(i) of the Securities Exchange Act. The fees for this non-audit service are not expected to exceed $500,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description of Exhibit
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of March 20, 2004, by and among Molecular Devices Corporation, Astros Acquisition Sub I, Inc., Astros Acquisition Sub II, LLC and Axon Instruments, Inc.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

3.3(3)	Certificate of Amendment to Certificate of Incorporation.

4.1(2)	Specimen Certificate of Common Stock of the Registrant.

Exhibit
Number	Description of Exhibit
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1) Incorporated by reference to the similarly described exhibit in our Registration Statement on Form 8-K filed on March 22, 2004.

(2) Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(3) Incorporated by reference to the similarly described exhibit in our Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 1, 2002.

* The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

(1)	We filed a current report on Form 8-K, dated February 6, 2004, describing and furnishing the press release announcing our fiscal fourth quarter and year end results for the period ended December 31, 2003, which press release included our condensed consolidated balance sheet and statements of income for the periods presented.

(2)	We filed a current report on Form 8-K, dated March 22, 2004, describing and filing the press release announcing that we entered into a into a definitive Agreement and Plan of Merger and Reorganization with Axon Instruments, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Molecular Devices Corporation

By:	/s/ TIMOTHY A. HARKNESS

Timothy A. Harkness
Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal
Financial and Accounting Officer)

Date: May 10, 2004

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of March 20, 2004, by and among Molecular Devices Corporation, Astros Acquisition Sub I, Inc., Astros Acquisition Sub II, LLC and Axon Instruments, Inc.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

3.3(3)	Certificate of Amendment to Certificate of Incorporation.

4.1(2)	Specimen Certificate of Common Stock of the Registrant.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1) Incorporated by reference to the similarly described exhibit in our Registration Statement on Form 8-K filed on March 22, 2004.

(2) Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(3) Incorporated by reference to the similarly described exhibit in our Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 1, 2002.

* The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.