Form 10-Q
period 2004-06-30
MOLECULAR DEVICES CORP
filed 2004-08-09
CIK 1003113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 5, 2004, 14,288,374 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

MOLECULAR DEVICES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	June 30,	December 31,
	2004	2003
ASSETS:
Current assets:
Cash and cash equivalents	$54,166	$50,260
Short-term investments	—	8,114
Accounts receivable, net	22,085	26,209
Inventories, net	15,623	17,025
Deferred tax assets	5,214	5,223
Other current assets	1,825	1,849

Total current assets	98,913	108,680
Long-term investments	—	1,736
Equipment and leasehold improvements, net	9,609	9,706
Goodwill	26,013	26,017
Other assets	23,343	20,774

Total assets	$157,878	$166,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,297	$4,019
Accrued liabilities	10,424	12,237
Deferred revenue	5,044	5,119

Total current liabilities	19,765	21,375
Stockholders’ equity:
Preferred stock, $.001 par value; 3,000,000 shares authorized, no shares issued or outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $.001 par value; 60,000,000 shares authorized; 15,758,166 and 15,653,283 shares issued and 14,253,720 and 14,778,837 shares outstanding at June 30, 2004 and December 31, 2003, respectively	16	16
Additional paid-in capital	186,270	184,956
Treasury stock, at cost; 1,504,446 and 874,446 shares at June 30, 2004 and December 31, 2003, respectively	(26,994)	(14,968)
Accumulated deficit	(22,172)	(26,106)
Accumulated other comprehensive loss	993	1,640

Total stockholders’ equity	138,113	145,538

Total liabilities and stockholders’ equity	$157,878	$166,913

The accompanying notes are an integral part of these statements

MOLECULAR DEVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES	$32,205	$28,505	$59,542	$53,054
COST OF REVENUES	12,075	10,584	22,318	20,112

GROSS PROFIT	20,130	17,921	37,224	32,942

OPERATING EXPENSES:
Research and development	4,709	4,819	8,726	9,478
Selling, general and administrative	11,616	10,817	22,536	20,455

Total operating expenses	16,325	15,636	31,262	29,933

INCOME FROM OPERATIONS	3,805	2,285	5,962	3,009
Other income, net	49	260	85	566

INCOME BEFORE INCOME TAXES	3,854	2,545	6,047	3,575
Income tax provision	(1,349)	(764)	(2,113)	(1,073)

NET INCOME	$2,505	$1,781	$3,934	$2,502

BASIC NET INCOME PER SHARE	$0.18	$0.12	$0.27	$0.16

DILUTED NET INCOME PER SHARE	$0.17	$0.12	$0.27	$0.16

SHARES USED IN COMPUTING BASIC NET INCOME PER SHARE	14,246	15,153	14,414	15,247

SHARES USED IN COMPUTING DILUTED NET INCOME PER SHARE	14,394	15,218	14,588	15,314

The accompanying notes are an integral part of these statements

MOLECULAR DEVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,934	$2,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,616	2,394
Amortization of developed technology and patents	272	143
Equity investment exchanged for services	261	—
Income tax benefit realized as a result of employee exercises of stock options	—	1,886
(Increase) decrease in assets:
Accounts receivable, net	4,073	4,611
Inventories	702	338
Deferred tax assets	2	989
Other current assets	23	(178)
Increase (decrease) in liabilities:
Accounts payable	271	95
Accrued liabilities	(1,844)	(4,073)
Deferred revenue	(78)	111

Net cash provided by operating activities	10,232	8,818

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	—	(12,018)
Proceeds from sales and maturities of short-term investments	9,850	8,139
Capital expenditures	(1,859)	(1,083)
Increase (decrease) in other assets	(3,103)	538

Net cash provided by (used in) investing activities	4,888	(4,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	1,314	618
Purchase of treasury stock	(12,026)	(6,571)

Net cash used in financing activities	(10,712)	(5,953)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(502)	79

Net increase (decrease) in cash and cash equivalents	3,906	(1,480)
Cash and cash equivalents at beginning of period	50,260	43,733

Cash and cash equivalents at end of period	$54,166	$42,253

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

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 10, 2004.

The unaudited condensed consolidated financial statements include the accounts of Molecular Devices and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements contained herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

Note 2. Stock Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended, we apply the intrinsic value method of accounting as described in APB Opinion 25 and related interpretations in accounting for our stock option plans and, accordingly, recognize no compensation expense for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant. If we had elected to recognize compensation cost based on the fair value of the options granted on their grant date and shares issued under stock purchase plans as prescribed by SFAS 123, net income and net income per share would have been changed to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income — as reported	$2,505	$1,781	$3,934	$2,502
Stock based compensation expense determined using the fair value method, net of tax	1,489	1,831	3,050	3,962

Net income/(loss) — pro forma	$1,070	$(50)	$884	$(1,460)

Net income/(loss) per share:
Basic — as reported	$0.18	$0.12	$0.27	$0.16
Basic — pro forma	$0.07	$—	$0.06	$(0.10)
Diluted — as reported	$0.17	$0.12	$0.27	$0.16
Diluted — pro forma	$0.07	$—	$0.06	$(0.10)

The fair value of each option is estimated on the date of grant using Black Scholes option-pricing model with the following assumptions:

	Three and Six Months Ended
	June 30,
	2004	2003
Expected dividend yield	0%	0%
Expected stock price volatility	78%	82%
Risk-free interest rate	3.0-4.5%	3%
Expected life of options	6.7 - 7.5 years	6.2 years

Note 3. Balance Sheet Components (in thousands)

	June 30,	December 31,
	2004	2003
Inventories:
Raw materials	$6,128	$6,213
Work-in-process	762	600
Finished goods and demonstration equipment	8,733	10,212

	$15,623	$17,025

Accrued liabilities:
Accrued income taxes	$1,532	$939
Warranty accrual	1,582	1,502
Accrued compensation	4,318	6,295
Other	2,992	3,501

	$10,424	$12,237

Note 4. Goodwill and Purchased Intangible Assets

Goodwill was $26.0 million at June 30, 2004 and December 31, 2003.

Purchased intangible assets not subject to amortization, consisting of distribution rights valued at $1.4 million and a trade name valued at $707,000 were $2.1 million at June 30, 2004 and $707,000 at December 31, 2003.

Purchased intangible assets subject to amortization over ten years consist of patents, developed technology, and license fees. The gross and net carrying value of these assets at June 30, 2004 and December 31, 2003 were included in Other assets in the condensed consolidated balance sheet and were as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Patents	$1,372	$404	$968
Developed technology	1,468	293	1,175
License fees	2,688	383	2,305

Total at June 30, 2004	$5,528	$1,080	$4,448

Patents	$1,372	$335	$1,037
Developed technology	1,468	220	1,248
License fees	2,588	253	2,335

Total at December 31, 2003	$5,428	$808	$4,620

The estimated future amortization expense of purchased intangible assets as of June 30, 2004 was as follows (in thousands):

Amortization
For the year ending December 31,	Expense
2004 (remaining six months)	$280
2005	552
2006	552
2007	552
2008	552
Thereafter	1,960

$4,448

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$2,505	$1,781	$3,934	$2,502

Denominator for basic earnings per share — weighted average common shares outstanding	14,246	15,153	14,414	15,247
Effect of dilutive securities — employee stock options	148	65	174	67

Denominator for diluted earnings per share — weighted average common shares outstanding plus dilutive securities	14,394	15,218	14,588	15,314

Basic net income per share	$0.18	$0.12	$0.27	$0.16

Diluted net income per share	$0.17	$0.12	$0.27	$0.16

For the three-month periods ended June 30, 2004 and June 30, 2003, the total number of shares excluded from the calculations of diluted net income per share was 2,295,232 and 2,619,955, respectively, as the weighted-average exercise price of these outstanding stock options was greater than the average market price of the common shares and, therefore, their effect would have been anti-dilutive. For the six-month periods ended June 30, 2004 and June 30, 2003, the total number of shares excluded from the calculations of diluted net income per share was 2,113,285 and 2,512,488, respectively, as their effect would have been anti-dilutive.

Note 6. Comprehensive Income

Comprehensive income, net of tax, was approximately $2.0 million and $2.1 million for the three-month periods ended June 30, 2004 and 2003, respectively. Comprehensive income, net of tax, was approximately $3.5 million and $2.8 million for the six-month periods ended June 30, 2004 and 2003, respectively. The differences between reported net income and comprehensive income are principally comprised of changes in accumulated foreign currency translation, which is recorded in stockholders’ equity.

Note 7. Guarantees

Under our charter, we have agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as an officer or director of Molecular Devices or having served, at our request, as an officer or director of another company. The indemnification does not apply if the person is determined not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of Molecular Devices. The maximum potential amount of future payments that we could be required to make under the charter provision and the corresponding indemnification agreements is unlimited; however, we have Director and Officer insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. Most of these indemnification provisions were grandfathered under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” as they were in effect prior to December 31, 2003. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2004.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2004.

At the time of sale, we record an estimate for warranty costs that may be incurred under product warranties. Our standard warranty generally includes parts and labor for a twelve month period. Warranty expense and activity are estimated based on historical experience. The warranty accrual is evaluated periodically and adjusted for changes in experience. Changes in the warranty liability during the six months ended June 30, 2004 were as follows (in thousands):

December 31, 2003	$1,502
New warranties issued during the period	773
Cost of warranties incurred during the period	(693)
Changes in liabilities for pre existing warranties	—

June 30, 2004	$1,582

Note 8. Business Combination

We entered into an Agreement and Plan of Merger and Reorganization, dated as of March 20, 2004, as amended as of May 21, 2004 with Axon Instruments, Inc. (“Axon”) and two of our wholly owned subsidiaries, Astros Acquisition Sub I, Inc., and Astros Acquisition Sub II, LLC, pursuant to which Astros Acquisition Sub I, Inc. was merged with and into Axon, immediately following which, Axon was merged with and into Astros Acquisition Sub II, LLC (the “Merger Agreement”). On July 1, 2004, after approval from Molecular Devices and Axon shareholders, the acquisition closed.

Axon designs, manufactures and markets electronic instrumentation equipment and software for cellular neurosciences and biophysical research. This acquisition expands our product portfolio with systems for cellular neurosciences and genomics and combines complementary product lines in high throughput imaging and electrophysiology.

We acquired Axon for approximately $66.2 million in cash and approximately $67.0 million in Molecular Devices common stock. Each share of Axon common stock outstanding at the effective time of the merger converted into the right to receive $0.1359 in cash and 0.00734 of a share of Molecular Devices common stock, and outstanding options to purchase Axon common stock were assumed by us and converted into the right to receive either cash and Molecular Devices common stock or Molecular Devices common stock. We estimate that we will incur $3.2 million for transaction costs directly related to the acquisition, which will be part of the total purchase price allocated to purchased assets. The merger transaction will be accounted for under the purchase method of accounting. We expect to incur a charge in the three months ended September 30, 2004 of approximately $4.7 million to write-off acquired in-process research and development, as well as $600,000 for restructuring costs.

Note 9. Revolving Credit Facility

In March 2004, as part of the acquisition of Axon described in Note 8 above, we received a commitment letter from a major financial institution to provide financing of $35.0 million in connection with the Axon transaction and for general corporate purposes. Simultaneously with the closing of the transaction on July 1, 2004, we entered into a new senior unsecured credit facility, which provides for a revolving credit facility in the amount of up to $35.0 million, reducing to $30.0 million 60 days after initial drawdown. The revolving credit facility is guaranteed by our domestic subsidiaries. All loans outstanding under senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus .50% or LIBOR plus 1.25%. As of August 6, 2004, $15.0 million was outstanding on the credit facility.

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

We entered into an Agreement and Plan of Merger and Reorganization, dated as of March 20, 2004, as amended as of May 21, 2004 with Axon Instruments, Inc. (“Axon”) and two of our wholly owned subsidiaries, Astros Acquisition Sub I, Inc., and Astros Acquisition Sub II, LLC, pursuant to which Astros Acquisition Sub I, Inc. was merged with and into Axon, immediately following which, Axon was merged with and into Astros Acquisition Sub II, LLC (the “Merger Agreement”). On July 1, 2004, after approval from Molecular Devices and Axon shareholders, the acquisition closed.

Axon designs, manufactures and markets electronic instrumentation equipment and software for cellular neurosciences and biophysical research. This acquisition expands our product portfolio with systems for cellular neurosciences and genomics and combines complementary product lines in high throughput imaging and electrophysiology.

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

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2004 and 2003

REVENUES. Revenues increased by 13% to $32.2 million in the second quarter of 2004 from $28.5 million in second quarter of 2003. Drug Discovery product family revenues in the second quarter of 2004 increased by 12% compared to the second quarter of 2003, and represented 48% of total revenues during the quarter. The growth in Drug Discovery was primarily driven by our FLIPR and Discovery-1 product lines. Life Sciences Research revenues increased by 14% compared to the second quarter of 2003, and represented 52% of total revenues during the quarter. The growth in Life Sciences Research was primarilydriven by strong sales of our SpectraMax M2, which was launched in the third quarter of 2003, and strong growth in our MetaMorph product line.

Revenues increased by 12% to $59.5 million in the first six months of 2004 from $53.1 million in the first six months of 2003. Drug Discovery product family revenues in the first six months of 2004 increased by 7% compared to the first six months of 2003, and represented 44% of total revenues during the period. The growth in Drug Discovery was primarily driven by our FLIPR, IonWorks and Discovery-1 product lines, partially offset by sales declines in the Analyst family of products. Life Sciences Research revenues increased by 17% compared to the first six months of 2003, and represented 56% of total revenues during the period. The growth in Life Sciences Research was primarily driven by strong sales of our SpectraMax M2 and strong growth in our MetaMorph product line.

GROSS MARGIN. Gross margin remained largely unchanged at 62.5% in the second quarter of 2004 compared to 62.9% in the same period of the prior year.

Gross margin increased to 62.5% for the first six months of 2004 from 62.1% for the first six months of 2003. This slight increase was driven by strong sales of our SpectraMax M2 and strong growth in our MetaMorph product line.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased in the second quarter of 2004 by 2% to $4.7 million from $4.8 million in the second quarter of 2003. Research and development expenses for the first six months of 2004 decreased by 8% to $8.7 million from $9.5 million for the same period of 2003. These decreases resulted from the settlement of a patent infringement lawsuit late in 2003 and the closure of Cytion, our Switzerland based research organization, in the first quarter of 2003.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in the second quarter of 2004 increased by 7% to $11.6 million, from $10.8 million in the second quarter of 2003. Selling, general and administrative expenses for the first six months of 2004 increased by 10% to $22.5 million, from $20.5 million in the same period of 2003. These increases were due to the expansion of our sales and support staff within our international operations, as well as increased selling costs associated with higher revenues.

OTHER INCOME (NET). Other income (net) was $49,000 in the second quarter of 2004, compared to $260,000 in the second quarter of 2003. Other income (net) was $85,000 in the first six months of 2004, compared to $566,000 in the same period of 2003. These decreases were largely due to foreign currency losses in our European businesses and lower average cash and investment balances during the first quarter and six months of 2004.

INCOME TAX PROVISION. We recorded a tax provision of $1.3 million for the second quarter of 2004 compared to $764,000 in the second quarter of 2003. The income tax provision for the first six months of 2004 was $2.1 million as compared to $1.1 million in the first six months of 2003. The income tax provision for the second quarter and first six months of 2004 was based on an estimated effective income tax rate of 35%, up from 30% in the second quarter and first six months of 2003. This increase in our estimated effective income tax rate was due to the full utilization in 2003 of the net loss carryforward amounts relating to certain of our foreign operations.

Liquidity and Capital Resources

We had cash, cash equivalents and short and long-term investments of approximately $54.2 million at June 30, 2004 compared to $60.1 million at December 31, 2003. Operating activities in the first six months of 2004 provided approximately $10.2 million of cash primarily due to net income and decreases in accounts receivable and inventories, partially offset by a decrease in accrued liabilities.

We generated approximately $4.9 million of cash from investing activities in the first six months of 2004, primarily due to $9.9 million in proceeds received from the sale and maturity of short and long-term investments, which were offset by a $3.1 million increase in other assets related to the acquisition of distribution rights in Belgium and capitalized costs associated with the Axon acquisition, as well as $1.9 million in capital expenditures.

In the first six months of 2004, cash used in financing activities was $10.7 million. We repurchased 630,000 shares of our common stock for $12.0 million and raised $1.3 million from the issuance of common stock associated with stock option exercises and shares issued under our employee stock purchase plan. The timing of and amounts received under our employee stock option and purchase plans are determined by the decisions of the respective option or rights holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock under our employee stock option and purchase plans should not be considered an indication of additional funds to be raised in future periods.

On March 20, 2004, we entered into a merger agreement, as amended as of May 21, 2004, with Axon Instruments, Inc. and two of our wholly owned subsidiaries, pursuant to which, subject to certain closing conditions, we agreed to pay an aggregate of approximately $66.2 million in cash to the shareholders and optionholders of Axon and to issue approximately $67.0 million in Molecular Devices common stock to Axon shareholders and optionholders. On July 1, 2004, after the approval of the transaction from Molecular Devices and Axon shareholders, the acquisition closed. As part of the merger transaction, we received a commitment letter from a major financial institution to provide financing of $35.0 million in connection with the transaction contemplated by the merger agreement and for general corporate purposes. Simultaneously with the closing of the acquisition, we entered into a new senior unsecured credit facility, which provides for a revolving credit facility in the amount of up to $35.0 million (reducing to $30.0 million 60 days after initial drawdown). The revolving credit facility will expire and become repayable in full on June 1, 2007 and will be secured in the event that the revolving credit facility is not reduced to the required $30 million level. All loans outstanding under the new senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus .50% or LIBOR plus 1.25%. The revolving credit facility may be drawn, paid and reborrowed at our option. We anticipate using this credit facility initially to finance the cash portion of the merger consideration to be paid to Axon shareholders and certain optionholders.

During the six months ended June 30, 2004, we engaged several professional service firms to perform certain accounting, legal and financial advisory services in conjunction with the acquisition of Axon. We expect to pay the remainder of these fees during the last six months of 2004 with our existing cash reserves and anticipated future cash generated from operations. The fees will be capitalized as part of the purchase price for the acquisition.

We believe that our existing cash and cash equivalents, anticipated cash flows from our operations and funds available under the unsecured credit facility described above, will be sufficient to support our current operating plan for the foreseeable future.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on our current plans, which may change, and assumptions that may prove to be wrong. Our ability to generate our anticipated cash flow from operations is subject to the risks and uncertainties discussed below under “Factors That May Affect Future Results”, including in particular variations in the amount of time it takes for us to sell our products and collect accounts receivable and the timing of customer orders, competition, risks associated with the pharmaceutical and biotechnology industries, supplier or manufacturing problems or delays, the cost of integrating Axon, and risks associated with past and potential future acquisitions, including risks related to potential difficulties in the integration of operations, strategies, technologies and products of the acquired company. Our future capital requirements will depend on many factors, including:

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

IF WE ARE NOT SUCCESSFUL IN DEVELOPING NEW AND ENHANCED PRODUCTS, WE MAY LOSE MARKET SHARE TO OUR COMPETITORS.

The life sciences instrumentation market is characterized by rapid technological change and frequent new product introductions. In the twelve months ended June 30, 2004, 64% of our revenues were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing or commercializing them, which would harm our business. Any significant delay in releasing new systems could cause our revenues to suffer, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.

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

We currently anticipate that our IonWorks product family will include in the near term our recently launched IonWorks HT system and, potentially, an additional IonWorks system based on technology acquired through the acquisition of Cytion S.A. in 2001. Our IonWorks product family may not achieve significant commercial acceptance or generate significant revenues within the time frame that we have anticipated, or at all. Any such failure would adversely affect our financial performance. In particular, we recently launched our IonWorks HT system. This system has not achieved, and may not achieve or maintain, significant commercial acceptance. The system could fail to obtain significant commercial acceptance due to general economic conditions, competitive conditions, customer concerns related to the price or performance of the IonWorks HT system or other factors. It is likely that any failure of the IonWorks HT system to achieve commercial acceptance within the time frame that we have anticipated would cause us to fail to meet our 2004 revenue expectations, which would likely cause our stock price to decline.

Failure to develop new IonWorks products in a timely and efficient manner, or at all, may prevent us from offering first-to-market products in segments of the electrophysiology market. As a result, we may lose customers, and our business and results of operations may be harmed. While we believe that the technology acquired through the acquisition of Cytion complements our IonWorks HT system, we may not be able to develop and commercialize any new products that include technology acquired through the acquisition of Cytion and are complementary to the IonWorks HT system. Further, successful product development may place a significant burden on our existing management and our internal resources, which could have a material adverse effect on our business. Any failure to develop new products in a timely and efficient manner, or at all, or any failure of such products to achieve commercial acceptance within the time frame that we anticipate would adversely affect our business.

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

WE RELY UPON DISTRIBUTORS FOR PRODUCT SALES AND SUPPORT OUTSIDE NORTH AMERICA.

In the first six months of 2004, approximately 7% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a material adverse affect on our business, financial condition and results of operations.

IF WE CHOOSE TO ACQUIRE NEW AND COMPLEMENTARY BUSINESSES, PRODUCTS OR TECHNOLOGIES INSTEAD OF DEVELOPING THEM OURSELVES, WE MAY BE UNABLE TO COMPLETE THESE ACQUISITIONS OR MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE AN ACQUIRED BUSINESS OR TECHNOLOGY IN A COST-EFFECTIVE AND NON-DISRUPTIVE MANNER.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, from time to time we have acquired complementary businesses, products or technologies instead of developing them ourselves, and we may choose to do so in the future. For example, we recently acquired Axon Instruments, Inc., acquired Universal Imaging Corporation in June 2002 and acquired Cytion S.A. in 2001. We do not know if we will be able to complete any future acquisitions or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire, both in connection with the acquisition of Axon and other potential future acquisitions, involves considerable operational and financial risks and strains, including:

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

We may not succeed in addressing these risks or any other problems encountered in connection with the acquisition of Axon or other potential future acquisitions. If we are unable to successfully integrate the operations, products, technology and personnel of acquired businesses in a timely manner or at all, or if we do achieve the perceived benefits of any acquisition as rapidly or to the extent anticipated by financial analysts or investors, the market price of our common stock could decline.

In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that may result in dilution to our stockholders. In connection with the acquisition of Axon, we borrowed $35 million in order to pay the cash portion of the merger consideration to be paid to Axon shareholders and optionholders. Incurrence of this new debt will significantly increase the combined company’s leverage. While management believes that our cash flows will be more than adequate to service this new debt, there may be circumstances in which required payments of principal and/or interest on this new debt could adversely affect our cash flows and operating results, and therefore the market price of our common stock. In addition, any impairment of goodwill and amortization of other intangible assets or charges resulting from the costs of acquisitions could harm our business and operating results.

DUE TO THE AXON ACQUISITION, MOLECULAR DEVICES IS A SUBSTANTIALLY LARGER AND MORE COMPLEX ORGANIZATION, AND IF MOLECULAR DEVICES’ MANAGEMENT IS UNABLE TO SUFFICIENTLY MANAGE THE COMBINED COMPANY, ITS OPERATING RESULTS WILL SUFFER.

On July 1, 2004 Molecular Devices acquired approximately 128 employees based at Axon’s office in Union City, California and at its facilities in Melbourne, Australia and San Luis Obispo, California. The combined company will face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to successfully manage the substantially larger and internationally diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on the combined company and, as a result, on the market price of Molecular Devices common stock.

THE ACQUISITION OF AXON COULD CAUSE US TO LOSE KEY PERSONNEL, WHICH COULD MATERIALLY AFFECT THE COMBINED COMPANY’S BUSINESS AND REQUIRE US TO INCUR SUBSTANTIAL COSTS TO RECRUIT REPLACEMENTS FOR LOST PERSONNEL.

As a result of the merger transaction, our current and prospective employees could experience uncertainty about their future roles within Molecular Devices. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could have a material adverse effect on our business.

GENERAL UNCERTAINTY RELATED TO THE ACQUISITION OF AXON COULD HARM MOLECULAR DEVICES.

Our customers may, in response to the announcement of the acquisition of Axon, delay or defer purchasing decisions. If our customers delay or defer purchasing decisions,our revenues could materially decline or any anticipated increases in revenue could be lower than expected.

CHARGES TO EARNINGS RESULTING FROM THE APPLICATION OF THE PURCHASE METHOD OF ACCOUNTING MAY ADVERSELY AFFECT THE MARKET VALUE OF MOLECULAR DEVICES COMMON STOCK FOLLOWING THE ACQUISITION OF AXON.

If the benefits of the acquisition of Axon are not achieved, Molecular Devices’ financial results, including earnings per share, could be adversely affected. In accordance with United States generally accepted accounting principles, we will account for the merger transaction using the purchase method of accounting. We will allocate the total estimated purchase price to Axon’s net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of July 1, 2004, the date of completion of acquisition of Axon, and record the excess of the purchase price over those fair values as goodwill. We will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the merger transaction, which is expected to be approximately $1.6 million on an annual basis. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets.

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

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN CURRENCY EXCHANGE RATE, POLITICAL AND ECONOMIC RISKS.

We maintain facilities in Norway, the United Kingdom, Germany, Japan and Australia, and sales to customers outside the United States accounted for approximately 44% our revenues in the first six months of 2004. We anticipate that international sales will continue to account for a significant portion of our revenues.

All of our sales to international distributors are denominated in U.S. dollars. Most of our direct sales in the United Kingdom, Germany, France, Belgium, Canada and Japan are denominated in local currencies and totaled $21.9 million (37% of total revenues) in the first six months of 2004. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Historically, foreign exchange gains and losses have been immaterial to our results of operations. However, we cannot predict whether these gains and losses will continue to be immaterial, particularly as we increase our direct sales outside North America. For example, we cannot predict whether other foreign exchange gains or losses in the future would have a material effect on our income. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but may do so in the future.

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

OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE STOCKHOLDERS TO LOSE A SUBSTANTIAL PART OF THEIR INVESTMENT IN OUR STOCK.

The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. In the twelve months ended June 30, 2004, the closing sales price of our common stock ranged from $15.51 to $22.32. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in foreign currency rates, interest rates, as well as debt and interest expense.

Foreign Currency Exchange

We are exposed to changes in foreign currency exchange rates primarily in the United Kingdom, Germany, France, Belgium, Canada and Japan, where we sell direct in local currencies. All other foreign sales are denominated in U.S. dollars and bear no exchange rate risk. However, a strengthening of the U.S. dollar could make our products less competitive in overseas markets. Gains and losses resulting from foreign currency transactions have historically been immaterial. Translation gains and losses related to our foreign subsidiaries in the United Kingdom, Japan, Germany, Switzerland and Norway are accumulated as a separate component of stockholders’ equity. We do not currently engage in foreign currency hedging transactions, but may do so in the future.

Interest and Investment Income

Our interest and investment income is subject to changes in the general level of interest rates. Changes in interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the Company’s investment balances at June 30, 2004 indicated that such market movement would not have a material effect on the business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending upon actual balances and changes in the timing and amount of interest rate movements.

Debt and Interest Expense

In connection with the acquisition of Axon, we entered into a new senior unsecured credit facility, which provides for a revolving credit facility in the amount of up to $35.0 million (reducing to $30.0 million 60 days after initial drawdown). All loans outstanding under the credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus .50% or LIBOR plus 1.25%. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our projected debt balances for the remainder of 2004, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on the level of our outstanding debt and changes in the timing and amount of interest rate movements.

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

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 30, 2004, the 2004 Annual Meeting of Stockholders was held at our corporate offices in Sunnyvale, California. During this meeting, our stockholders voted on the following four proposals:

(a)	Proposal to approve the issuance of Molecular Devices common stock in the first merger pursuant to the Agreement and Plan of Merger and Reorganization, dated as of March 20, 2004, as amended as of May 21, 2004, among Molecular Devices Corporation, Astros Acquisition Sub I, Inc., a wholly-owned subsidiary of Molecular Devices, Astros Acquisition Sub II, LLC, a wholly-owned subsidiary of Molecular Devices, and Axon Instruments, Inc., under which Astros Acquisition Sub I, Inc. was merged with and into Axon, immediately following which, Axon was merged with and into Astros Acquisition Sub II, LLC.

			Broker
For	Against	Abstain	Non-Vote
9,831,476	61,116	4,681	3,545,880

(b)	Proposal to elect directors to hold office until the next annual meeting of stockholders and until their successors are elected:

	For	Authority Withheld
Joseph D. Keegan, Ph.D.	12,984,638	458,515
Moshe H. Alafi	13,080,342	362,811
David L. Anderson	12,908,676	534,477
A. Blaine Bowman	13,081,069	362,084
Paul Goddard, Ph.D.	11,013,062	2,430,091
Andre F. Marion	10,735,433	2,707,720
Harden M. McConnell, Ph.D.	13,083,071	360,082
J. Allan Waitz, Ph.D.	12,908,376	534,777

(c)	Proposal to approve our 1995 Stock Option Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under the plan by 300,000 shares:

			Broker
For	Against	Abstain	Non-Vote
5,229,387	4,626,033	41,853	3,545,880

(d)	Proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004:

For	Against	Abstain
13,220,868	216,713	5,572

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibit
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of March 20, 2004, by and among Molecular Devices Corporation, Astros Acquisition Sub I, Inc., Astros Acquisition Sub II, LLC and Axon Instruments, Inc.

2.2(2)	Amendment to Agreement and Plan of Merger and Reorganization, dated as of May 21, 2004, by and among Molecular Devices Corporation, Astros Acquisition Sub I, Inc., Astros Acquisition Sub II, LLC and Axon Instruments, Inc.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Bylaws of the Registrant.

3.3(4)	Certificate of Amendment to Certificate of Incorporation.

4.1(3)	Specimen Certificate of Common Stock of the Registrant.

10.25	1995 Stock Option Plan, as amended

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on March 22, 2004.

(2)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-4 (File No. 333-114934), as amended.

(3)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(4)	Incorporated by reference to the similarly described exhibit in our Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 1, 2002.

*     The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

(1)	We filed a current report on Form 8-K, dated April 22, 2004, describing and furnishing the press release announcing our first quarter results for the period ended March 31, 2004, which press release included our condensed consolidated balance sheet and statements of income for the periods presented.

(2)	We filed a current report on Form 8-K, dated June 29, 2004, describing and filing the letter to Institutional Shareholder Services in which Molecular Devices agreed that, without the prior approval of the company’s stockholders, options issued under any of Molecular Devices’ existing stock option plans will not be repriced, replaced or regranted through cancellation, or by lowering the option exercise price of a previously granted award.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Molecular Devices Corporation

By:	/s/ TIMOTHY A. HARKNESS
Timothy A. Harkness
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

Date: August 9, 2004

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of March 20, 2004, by and among Molecular Devices Corporation, Astros Acquisition Sub I, Inc., Astros Acquisition Sub II, LLC and Axon Instruments, Inc.

2.2(2)	Amendment to Agreement and Plan of Merger and Reorganization, dated as of May 21, 2004, by and among Molecular Devices Corporation, Astros Acquisition Sub I, Inc., Astros Acquisition Sub II, LLC and Axon Instruments, Inc.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Bylaws of the Registrant.

3.3(4)	Certificate of Amendment to Certificate of Incorporation.

4.1(3)	Specimen Certificate of Common Stock of the Registrant.

10.25	1995 Stock Option Plan, as amended

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on March 22, 2004.

(2)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-4 (File No. 333-114934), as amended.

(3)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(4)	Incorporated by reference to the similarly described exhibit in our Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 1, 2002.

*     The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.