Form 10-Q
period 2004-09-30
MOLECULAR DEVICES CORP
filed 2004-11-09
CIK 1003113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 5, 2004, 17,425,928 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

MOLECULAR DEVICES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2004 and December 31, 2003	3
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Three and Nine Months Ended September 30, 2004 and 2003	4
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2004 and 2003	5
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 4. CONTROLS AND PROCEDURES	28
PART II. OTHER INFORMATION	29
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29
ITEM 6. EXHIBITS	29
SIGNATURE	31
EXHIBIT 10.19
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.38
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$19,383	$50,260
Short-term investments	—	8,114
Accounts receivable, net	31,593	26,209
Inventories, net	27,075	17,025
Deferred tax assets	2,898	5,223
Other current assets	2,800	1,849

Total current assets	83,749	108,680
Long-term investments	—	1,736
Equipment and leasehold improvements, net	11,583	9,706
Goodwill	109,027	26,017
Intangible and other assets	46,656	20,774

Total assets	$251,015	$166,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,536	$4,019
Accrued liabilities	14,309	12,237
Deferred revenue	6,550	5,119
Short-term debt	15,000	—

Total current liabilities	40,395	21,375
Long-term deferred tax liabilities	6,607	—
Stockholders’ equity:
Preferred stock, $.001 par value; 3,000,000 shares authorized, no shares issued or outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $.001 par value; 60,000,000 shares authorized; 18,876,299 and 15,653,283 shares issued and 17,667,111 and 14,778,837 shares outstanding at September 30, 2004 and December 31, 2003, respectively	19	16
Additional paid-in capital	259,017	184,956
Treasury stock, at cost; 1,834,446 and 874,446 shares at September 30, 2004 and December 31, 2003, respectively	(34,103)	(14,968)
Accumulated deficit	(23,440)	(26,106)
Deferred stock compensation	(170)	—
Accumulated other comprehensive income	2,690	1,640

Total stockholders’ equity	204,013	145,538

Total liabilities and stockholders’ equity	$251,015	$166,913

The accompanying notes are an integral part of these statements

MOLECULAR DEVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES	$41,502	$29,276	$101,044	$82,330
COST OF REVENUES	15,802	10,763	38,120	30,875

GROSS PROFIT	25,700	18,513	62,924	51,455

OPERATING EXPENSES:
Research and development	6,432	4,649	15,158	14,127
Selling, general and administrative	13,828	10,681	36,364	31,136
Acquired in-process research and development	5,000	—	5,000	—

Total operating expenses	25,260	15,330	56,522	45,263

INCOME FROM OPERATIONS	440	3,183	6,402	6,192

OTHER INCOME (EXPENSE), NET:
Interest expense	(95)	—	(95)	—
Other income, net	136	73	221	639

Total other income (expense), net	41	73	126	639

INCOME BEFORE INCOME TAXES	481	3,256	6,528	6,831
Income tax provision	1,749	977	3,862	2,050

NET INCOME (LOSS)	$(1,268)	$2,279	$2,666	$4,781

BASIC NET INCOME (LOSS) PER SHARE	$(0.07)	$0.15	$0.17	$0.32

DILUTED NET INCOME (LOSS) PER SHARE	$(0.07)	$0.15	$0.17	$0.31

SHARES USED IN COMPUTING BASIC NET INCOME (LOSS) PER SHARE	17,751	14,935	15,557	15,142
SHARES USED IN COMPUTING DILUTED NET INCOME (LOSS) PER SHARE	17,751	15,103	16,055	15,223

The accompanying notes are an integral part of these statements

MOLECULAR DEVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,666	$4,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,165	3,954
Amortization of developed technology and patents	689	214
Amortization of deferred stock compensation	56	—
Loss on disposal of fixed assets	23	—
Equity investment exchanged for services	392	—
Income tax benefit realized as a result of employee exercises of stock options	—	1,886
Decrease in deferred tax assets	2,109	1,976
Charge for acquired in-process research and development	5,000	—
(Increase) decrease in assets:
Accounts receivable, net	1,824	2,416
Inventories, net	116	(653)
Other current assets	(280)	(115)
Increase (decrease) in liabilities:
Accounts payable	(3,108)	701
Accrued liabilities	(1,515)	(4,035)
Deferred revenue	(268)	(244)

Net cash provided by operating activities	11,869	10,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	—	(15,282)
Proceeds from sales and maturities of investments	9,850	10,443
Capital expenditures	(3,113)	(1,610)
(Increase) decrease in other assets	(4,897)	149
Acquisition of Axon Instruments, net of cash received	(45,089)	—

Net cash used in investing activities	(43,249)	(6,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	15,000	—
Issuance of common stock, net	3,398	1,237
Purchase of treasury stock	(19,135)	(7,584)

Net cash used in financing activities	(737)	(6,347)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,240	583

Net decrease in cash and cash equivalents	(30,877)	(1,183)
Cash and cash equivalents at beginning of period	50,260	43,733

Cash and cash equivalents at end of period	$19,383	$42,550

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

The unaudited condensed consolidated financial statements include the accounts of Molecular Devices and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements contained herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

Note 2. Business Combination

On July 1, 2004, we acquired all of the outstanding capital stock of Axon Instruments, Inc. (“Axon”) pursuant to an Agreement and Plan of Merger and Reorganization, dated as of March 20, 2004, as amended as of May 21, 2004, with Axon and two of our wholly owned subsidiaries, Astros Acquisition Sub I, Inc. and Astros Acquisition Sub II, LLC. This acquisition expands our product portfolio with systems for cellular neurosciences and genomics, and combines complementary product lines in high throughput imaging and electrophysiology.

The acquisition was accounted for under the purchase method of accounting. The results of operations of Axon have been included in the accompanying condensed consolidated financial statements from the date of the acquisition. The total cost of the acquisition is as follows (in thousands):

Common stock issued	$67,211
Cash paid	67,135
Common stock options assumed	3,450
Direct transaction costs	3,134

Total preliminary purchase price	$140,930

We issued approximately 3.6 million shares of Molecular Devices common stock to holders of Axon common stock. The fair value of the Molecular Devices common stock issued was based on the average of the closing prices for a range of trading days around and including the announcement date of the acquisition. We granted approximately 588,000 options to purchase Molecular Devices common stock at an average exercise price of $17.21 to holders of Axon common stock options. The value of the Axon common stock options converted to Molecular Devices common stock options was computed using the Black Scholes option pricing model, consistent with the assumptions in Note 3.

As of September 30, 2004, the purchase price allocation associated with this transaction is preliminary and subject to the finalization of restructuring costs. The preliminary purchase price allocation is as follows (in thousands):

Acquired goodwill	$76,654
Net book value of acquired assets and liabilities which approximate fair value	34,676
Acquired developed technology (amortized over ten years)	15,900
Acquired trade name	8,600
In-process research and development	5,000
Acquired backlog	100

Total preliminary purchase price	$140,930

As a result of the acquisition, we received $22.1 million in cash that had been on the balance sheet of Axon.

We allocated the preliminary purchase price based on the fair value of the assets acquired and liabilities assumed. A valuation of the purchased assets was undertaken by a third party valuation specialist to assist us in determining the estimated fair value of each identifiable asset and in allocating the preliminary purchase price among acquired assets, including the portion of the purchase price attributed to acquired in-process research and development projects. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and which have no alternative use. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is minimal risk relating to the development. Standard valuation procedures and techniques were utilized in determining the estimated fair value of the acquired in-process research and development. To determine the estimated fair value of the acquired in-process research and development, we considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, and expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $5.0 million of the purchase price being allocated to acquired in-process research and development and charged to earnings in the quarter ended September 30, 2004. The in-process research and development acquired from Axon consists of projects related to the PatchXpress and ImageXpress product development initiatives.

The value assigned to acquired in-process research and development was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the acquired in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Axon and its competitors.

The rates utilized to discount the net cash flows to their present value were based on Axon’s weighted average cost of capital. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, and market growth rates and risks related to the impact of potential changes in future target markets.

The acquired goodwill value is primarily based on the complimentary technology that is expected to strengthen Molecular Devices’ product portfolio with systems for cellular neurosciences and genomics, and that combines complementary product lines in the areas of high throughput imaging and electrophysiology.

Restructuring activities as a result of the acquisition include termination and relocation of employees and closing of duplicate facilities. As of September 30, 2004, approximately $500,000 in restructuring costs have been estimated in connection with the above restructuring. At September 30, 2004, Molecular Devices had approximately $135,000 remaining in accrued expenses and other current liabilities related to the restructuring. The restructuring is expected to be completed by December 31, 2004.

Pro forma consolidated results for the three and nine months ended September 30, 2004 and 2003 for Molecular Devices as if the acquisition occurred at the beginning of the periods presented were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$41,502	$37,680	$120,679	$106,805
Net income (loss)	(1,268)	(2,287)	(5,378)	364
Diluted net income (loss) per share	$(0.07)	$(0.12)	$(0.33)	$0.02

The net income (loss) includes, on a pre-tax basis, $5.0 million for the write-off of acquired in-process research and development costs for the three and nine months ended September 30, 2004 and 2003.

The pro forma information does not purport to be indicative of the results that actually would have occurred had the acquisition been consummated January 1, 2003, or of the results which may occur in the future.

Note 3. Stock Based Compensation

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) — as reported	$(1,268)	$2,279	$2,666	$4,781
Stock based compensation expense determined using the fair value method, net of tax	2,177	1,787	5,227	5,749

Net income (loss) — pro forma	$(3,445)	$492	$(2,561)	$(968)

Net income (loss) per share:
Basic — as reported	$(0.07)	$0.15	$0.17	$0.32
Basic — pro forma	$(0.19)	$0.03	$(0.16)	$(0.06)
Diluted — as reported	$(0.07)	$0.15	$0.17	$0.31
Diluted — pro forma	$(0.19)	$0.03	$(0.16)	$(0.06)

The fair value of each option is estimated on the date of grant using Black Scholes option-pricing model with the following assumptions:

	Three and Nine Months
	Ended
	September 30,
	2004	2003
Expected dividend yield	0%	0%
Expected stock price volatility	53-78%	82-92%
Risk-free interest rate	1.5-4.5%	2.4-4.0%
Expected life of options	2-7.5 years	5-6 years

Note 4. Balance Sheet Components (in thousands)

	September 30,	December 31,
	2004	2003
Inventories:
Raw materials	$15,239	$6,213
Work-in-process	1,087	600
Finished goods and demonstration equipment	10,749	10,212

	$27,075	$17,025

Accrued liabilities:
Accrued income taxes	$1,136	$939
Warranty accrual	2,124	1,502
Accrued compensation	6,302	6,295
Other	4,747	3,501

	$14,309	$12,237

Note 5. Goodwill and Purchased Intangible Assets

Goodwill was $109.0 million at September 30, 2004 and $26.0 million at December 31, 2003. The increase in goodwill is attributed to the Axon Instrument acquisition, as discussed further in Note 2.

Purchased intangible assets not subject to amortization, consisting of trade names valued at $9.3 million and distribution rights valued at $1.4 million, totaled $10.7 million at September 30, 2004. Purchased intangible assets not subject to amortization, consisted of trade names valued at $707,000 at December 31, 2003.

Purchased intangible assets subject to amortization over ten years consist of patents, developed technology, and license fees. Purchased intangible assets subject to amortization over one year consist of order backlog. The gross and net carrying value of these assets at September 30, 2004 and December 31, 2003 were included in other assets in the condensed consolidated balance sheets and were as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
September 30, 2004:
Order backlog	$100	$17	$83
Patents	1,372	438	934
Developed technology	17,368	595	16,773
License fees	2,688	448	2,240

Total at September 30, 2004	$21,528	$1,498	$20,030

December 31, 2003:
Patents	$1,372	$335	$1,037
Developed technology	1,468	220	1,248
License fees	2,588	253	2,335

Total at December 31, 2003	$5,428	$808	$4,620

The estimated future amortization expense of purchased intangible assets as of September 30, 2004 was as follows (in thousands):

Amortization
For the year ending December 31,	Expense
2004 (remaining three months)	$563
2005	2,200
2006	2,142
2007	2,142
2008	2,142
Thereafter	10,841

$20,030

Note 6. Net Income (Loss) Per Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$(1,268)	$2,279	$2,666	$4,781

Denominator for basic earnings per share — weighted average common shares outstanding	17,751	14,935	15,557	15,142
Effect of dilutive securities — employee stock options	—	168	498	81
Denominator for diluted earnings per share — weighted average common shares outstanding plus dilutive securities	17,751	15,103	16,055	15,223

Basic net income (loss) per share	$(0.07)	$0.15	$0.17	$0.32

Diluted net income (loss) per share	$(0.07)	$0.15	$0.17	$0.31

For the three month period ended September 30, 2004, we recorded a net loss and therefore have excluded all outstanding stock options from the calculation of diluted net loss per share as their effect would have been anti-dilutive. For the three months ended September 30, 2003, and the nine-month periods ended September 30, 2004 and 2003, the total number of shares excluded from the calculations of diluted net income per share was 2,027,000, 1,786,372 and 2,501,000, respectively, as the weighted-average exercise price of these outstanding stock options was greater than the average market price of the common shares and, therefore, their effect would have been anti-dilutive.

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, was approximately ($139,000) and $3.0 million for the three-month periods ended September 30, 2004 and 2003, respectively. Comprehensive income, net of tax, was approximately $3.4 million and $5.8 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The differences between reported net income (loss) and comprehensive income (loss) are principally comprised of changes in accumulated foreign currency translation, which is recorded in stockholders’ equity.

Note 8. Guarantees

Under our charter, we have agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as an officer or director of Molecular Devices or having served, at our request, as an officer or director of another company. The indemnification does not apply if the person is determined not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of Molecular Devices. The maximum potential amount of future payments that we could be required to make under the charter provision and the corresponding indemnification agreements is unlimited; however, we have director’s and officer’s liability insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. Most of these indemnification provisions were grandfathered under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” as they were in effect prior to December 31, 2003. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2004.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2004.

At the time of sale, we record an estimate for warranty costs that may be incurred under product warranties. Our standard warranty generally includes parts and labor for a twelve month period. Warranty expense and activity are estimated based on historical experience. The warranty accrual is evaluated periodically and adjusted for changes in experience. Changes in the warranty liability during the nine months ended September 30, 2004 were as follows (in thousands):

December 31, 2003	$1,502
New warranties issued during the period	1,162
Cost of warranties incurred during the period	(1,059)
Changes in liabilities for pre existing warranties	—
Warranties assumed through the acquisition of Axon	519

September 30, 2004	$2,124

Note 9. Revolving Credit Facility

Simultaneously with the closing of the Axon acquisition on July 1, 2004 as described in Note 2 above, we entered into a new senior unsecured credit facility, which provides for a revolving credit facility in the amount of up to $35.0 million, reducing to $30.0 million 60 days after initial drawdown. The revolving credit facility is guaranteed by our domestic subsidiaries. All loans outstanding under the senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus .50% or LIBOR plus 1.25%. The revolving credit facility matures on July 1, 2007. As of September 30, 2004, $15.0 million was outstanding on the credit facility.

Note 10. Subsequent Event

In the fourth quarter of fiscal year 2004, through November 8, 2004, we repurchased 320,000 shares of common stock for approximately $6.8 million. These shares will be accounted for as treasury stock, at cost.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW Except for the historical information contained herein, the following discussion contains “forward-looking” statements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes”, “anticipates”, “plans”, “predicts”, “expects”, “estimates”, “intends”, “will”, “continue”, “may”, “potential”, “should” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, those discussed in this section as well as under “Factors That May Affect Future Results,” and “Item 3 - - Quantitative and Qualitative Disclosures about Market Risk” and the risks detailed from time to time in our future SEC reports.

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

We divide our revenues into two product families based primarily on the customers to which they are sold into. The Drug Discovery product family includes systems that integrate detection, liquid handling and automation, have price points in excess of $100,000, and are primarily sold to large pharmaceutical and biotechnology companies. Product lines included in the Drug Discovery family are IonWorks HT, PatchXpress, OpusXpress, FLIPR, Analyst, ImageXpress, and Discovery-1 systems. The Life Sciences product family, which includes bench-top detection and liquid handling products, consists of Maxline, MetaMorph, Skatron, Axopatch, GenePix, and Threshold product lines. These single-purpose instruments generally cost less than $60,000 and are sold throughout our entire customer base. We recognize revenue on the sale of these products, when collectibility is reasonably assured, at the time of shipment and transfer of title to customers and distributors. There are no significant customer acceptance requirements or post shipment obligations on our part.

On July 1, 2004, we acquired all of the outstanding capital stock of Axon Instruments, Inc. (“Axon”) pursuant to an Agreement and Plan of Merger and Reorganization, dated as of March 20, 2004, as amended as of May 21, 2004, with Axon and two of our wholly owned subsidiaries, Astros Acquisition Sub I, Inc. and Astros Acquisition Sub II, LLC. This acquisition expands our product portfolio with systems for cellular neurosciences and genomics, and combines complementary product lines in high throughput imaging and electrophysiology.

As a result of the acquisition, we received $22.1 million in cash that had been on the balance sheet of Axon. The total cost of the acquisition was $140.9 million. The acquisition was accounted for under the purchase method of accounting. The results of operations of Axon have been included in the accompanying condensed consolidated financial statements from the date of the acquisition.

We allocated the preliminary purchase price based on the fair value of the assets acquired and liabilities assumed. A valuation of the purchased assets was undertaken by a third party valuation specialist to assist us in determining the estimated fair value of each identifiable asset and in allocating the preliminary purchase price among acquired assets, including the portion of the purchase price attributed to acquired in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the estimated fair value of the acquired in-process research and development. To determine the estimated fair value of the acquired in-process research and development, we considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, and expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $5.0 million of the purchase price being allocated to acquired in-process research and development and charged to earnings in the quarter ended September 30, 2004. The in-process research and development acquired from Axon consists of projects related to the PatchXpress and ImageXpress product development initiatives.

CRITICAL ACCOUNTING ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, bad debts, inventories, intangible assets, equity investments, income taxes and warranty obligations. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 10, 2004.

RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUES. Revenues increased by 42% to $41.5 million in the third quarter of 2004 from $29.3 million in the third quarter of 2003. Drug Discovery product family revenues in the third quarter of 2004 increased by 19% compared to the third quarter of 2003 and represented 39% of total revenues during the quarter. The growth in Drug Discovery was driven by our acquired PatchXpress and ImageXpress product lines, offset partially by sales declines in IonWorks, Analyst, FLIPR, and Discovery-1 product lines. Life Sciences Research revenues increased by 62% compared to the third quarter of 2003 and represented 61% of total revenues during the quarter. The growth in Life Sciences Research was primarily driven by our acquired cellular neuroscience and genomics lines, as well as growth in our SpectraMax M2 and MetaMorph product lines.

Revenues increased by 23% to $101.0 million in the first nine months of 2004 from $82.3 million in the first nine months of 2003. Drug Discovery product family revenues in the first nine months of 2004 increased by 11% compared to the first nine months of 2003 and represented 42% of total revenues during the period. The growth in Drug Discovery was primarily driven by our acquired PatchXpress and ImageXpress lines, offset partially by sales declines in the Analyst family of products. Life Sciences Research revenues increased by 34% compared to the first nine months of 2003 and represented 58% of total revenues during the period. The growth in Life Sciences Research was primarily driven by our acquired cellular neuroscience and genomics lines, as well as growth in our SpectraMax M2 and MetaMorph product lines.

GROSS MARGIN. Gross margin decreased to 61.9% in the third quarter of 2004 compared to 63.2% in the same period of the prior year primarily due to the addition of lower margin products from Axon.

Gross margin decreased to 62.3% for the first nine months of 2004 compared to 62.5% for the first nine months of 2003 primarily due to the addition of lower margin products from Axon.

RESEARCH AND DEVELOPMENT. Research and development expenses increased in the third quarter of 2004 by 38% to $6.4 million from $4.6 million in the third quarter of 2003. Research and development expenses for the first nine months of 2004 increased by 7% to $15.2 million from $14.1 million for the same period of 2003. These increases were primarily attributed to additional expenses from Axon research and development activities, offset partially by the settlement of a patent infringement lawsuit late in 2003.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In the third quarter of 2004, a $5.0 million write-off of in-process research and development occurred in conjunction with the acquisition of Axon. There was no similar write-off in the three and nine months ended September 30, 2003.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in the third quarter of 2004 increased by 29% to $13.8 million, from $10.7 million in the third quarter of 2003. Selling, general and administrative expenses for the first nine months of 2004 increased by 17% to $36.4 million, from $31.1 million in the same period of 2003. These increases were due to additional expenses from Axon selling and marketing activities, expansion in our international sales groups, higher costs associated with higher revenue and costs associated with worldwide compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

INTEREST EXPENSE. In the third quarter and first nine months of 2004, we incurred $95,000 in interest expense on our revolving credit facility entered into to finance our acquisition of Axon. There was no interest expense in the three and nine months ended September 30, 2003.

OTHER INCOME (NET). Other income (net) increased in the third quarter of 2004 by 86% to $136,000 from $73,000 in the third quarter of 2003. Other income (net) for the first nine months of 2004 decreased by 65% to $221,000 from $639,000 for the same period of 2003. This decrease was largely due to lower cash balances.

INCOME TAX PROVISION. We recorded a tax provision of $1.7 million for the third quarter of 2004 compared to $977,000 in the third quarter of 2003, an increase of 74%. The income tax provision for the first nine months of 2004 increased by 86% to $3.9 million from $2.1 million in the first nine months of 2003. The income tax provision for the third quarter of 2004 was based on an estimated effective income tax rate of 364%, up from 30% in the third quarter of 2003. The income tax provision for the first nine months of 2004 was based on an estimated effective income tax rate of 59%, up from 30% in the first nine months of 2003. This increase in our estimated effective income tax rate was due to the non-deductible write-off of acquired in-process research and development and the full utilization in 2003 of the net loss carryforward amounts relating to certain of our foreign operations. Excluding the impact of the non-deductible write-off of acquired in-process research and development, we expect our effective tax rate for the year ending December 31, 2004 to be approximately 33.5%.

Liquidity and Capital Resources

We had cash, cash equivalents and short and long-term investments of approximately $19.4 million at September 30, 2004 compared to $58.4 million at December 31, 2003. Operating activities in the first nine months of 2004 provided approximately $11.9 million of cash primarily due to adjustments to income from noncash expenses including the write off of acquired in-process research and development and depreciation and amortization.

In the first nine months of 2004, net cash used in investing activities was approximately $43.2 million, primarily due to the acquisition of Axon.

In the first nine months of 2004, net cash used in financing activities was $737,000. We repurchased 960,000 shares of our common stock for $19.1 million, offset partially by $3.4 million received from the issuance of common stock associated with stock option exercises and shares issued under our employee stock purchase plan and a $30.0 million drawn down on our revolving credit facility established to assist in financing the Axon acquisition, $15.0 million of which was repaid within the third quarter of 2004. The timing of and amounts received under our employee stock option and purchase plans are determined by the decisions of the respective option or rights holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock under our employee stock option and purchase plans should not be considered an indication of additional funds to be raised in future periods.

On July 1, 2004, we acquired all of the outstanding capital stock of Axon pursuant to an Agreement and Plan of Merger and Reorganization, dated as of March 20, 2004, as amended as of May 21, 2004, with Axon and two of our wholly owned subsidiaries, Astros Acquisition Sub I, Inc. and Astros Acquisition Sub II, LLC. Simultaneously with the closing of the Axon acquisition, we entered into a new senior unsecured credit facility, which provides for a revolving credit facility in the amount of up to $35.0 million, reducing to $30.0 million 60 days after initial drawdown. The revolving credit facility is guaranteed by our domestic subsidiaries. All loans outstanding under the senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus .50% or LIBOR plus 1.25%. The revolving credit facility may be drawn, paid and reborrowed at our option, and matures on July 1, 2007. We have initially used this credit facility to finance the cash portion of the merger consideration to be paid to Axon shareholders and certain optionholders. As of September 30, 2004, $15.0 million was outstanding on the credit facility.

We believe that our existing cash and cash equivalents, anticipated cash flows from our operations and funds available under the senior unsecured credit facility described above, will be sufficient to support our current operating plan for the foreseeable future.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on our current plans, which may change, and assumptions that may prove to be wrong. Our ability to generate our anticipated cash flow from operations is subject to the risks and uncertainties discussed below under “Factors That May Affect Future Results,” including in particular variations in the amount of time it takes for us to sell our products and collect accounts receivable and the timing of customer orders, competition, risks associated with the pharmaceutical and biotechnology industries, supplier or manufacturing problems or delays, the remaining cost of integrating Axon, and other risks associated with past and potential future acquisitions, including risks related to potential difficulties in the integration of operations, strategies, technologies and products of the acquired company. Our future capital requirements will depend on many factors, including:

•	the progress of our research and development;

•	the number and scope of our research programs;

•	market acceptance and demand for our products;

•	the costs that may be involved in enforcing our patent claims and other intellectual property rights;

•	potential acquisition and technology licensing opportunities;

•	the costs associated with repurchasing shares of our common stock;

•	the costs associated with compliance with current and future regulatory requirements, including Section 404 of the Sarbanes-Oxley Act of 2002;

•	manufacturing capacity requirements; and

•	the costs of expanding our sales, marketing and distribution capabilities both in the United States and abroad.

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

IF WE ARE NOT SUCCESSFUL IN DEVELOPING NEW AND ENHANCED PRODUCTS, WE MAY LOSE MARKET SHARE TO OUR COMPETITORS.

The life sciences instrumentation market is characterized by rapid technological change and frequent new product introductions. In the twelve months ended September 30, 2004, 67% of our revenues were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing or commercializing them, which would harm our business. Any significant delay in releasing new systems could cause our revenues to suffer, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.

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

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR STOCK PRICE.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants attesting to and reporting on these assessments. During the course of our testing, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot favorably assess, or our independent registered public accountants are unable to provide an unqualified attestation report on our assessment of, or the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

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

WE MAY ENCOUNTER MANUFACTURING AND ASSEMBLY PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOST REVENUES.

We assemble our systems in our manufacturing facilities located in Sunnyvale and Union City, California; Downingtown, Pennsylvania; and Norway. Our manufacturing and assembly processes are highly complex and require sophisticated, costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our manufacturing facilities could seriously harm our ability to satisfy our customer order deadlines. If we cannot deliver our systems in a timely manner, our revenues will likely suffer.

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

WE RELY UPON DISTRIBUTORS FOR PRODUCT SALES AND SUPPORT OUTSIDE NORTH AMERICA.

In the first nine months of 2004, approximately 7% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a material adverse affect on our business, financial condition and results of operations.

IF WE CHOOSE TO ACQUIRE NEW AND COMPLEMENTARY BUSINESSES, PRODUCTS OR TECHNOLOGIES INSTEAD OF DEVELOPING THEM OURSELVES, WE MAY BE UNABLE TO COMPLETE THESE ACQUISITIONS OR MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE AN ACQUIRED BUSINESS OR TECHNOLOGY IN A COST-EFFECTIVE AND NON-DISRUPTIVE MANNER.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, from time to time we have acquired complementary businesses, products or technologies instead of developing them ourselves, and we may choose to do so in the future. For example, we recently acquired Axon Instruments, Inc. and we acquired Universal Imaging Corporation in June 2002. We do not know if we will be able to complete any future acquisitions or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire, both in connection with the acquisition of Axon and other potential future acquisitions, involves considerable operational and financial risks and strains, including:

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

We may not succeed in addressing these risks or any other problems encountered in connection with the acquisition of Axon or other potential future acquisitions. If we are unable to successfully integrate the operations, products, technology and personnel of acquired businesses in a timely manner or at all, or if we do not achieve the perceived benefits of any acquisition as rapidly or to the extent anticipated by financial analysts or investors, the market price of our common stock could decline.

In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that may result in dilution to our stockholders. In connection with the acquisition of Axon, we borrowed $30 million on our revolving credit facility in order to pay the cash portion of the merger consideration to be paid to Axon shareholders and optionholders. The outstanding balance of $15.0 million on September 30, 2004 will significantly increase our leverage. While management believes that our cash flows will be more than adequate to service this new debt, there may be circumstances in which required payments of principal and/or interest on this new debt could adversely affect our cash flows and operating results, and therefore the market price of our common stock. In addition, any impairment of goodwill and amortization of other intangible assets or charges resulting from the costs of acquisitions could harm our business and operating results.

DUE TO THE AXON ACQUISITION, MOLECULAR DEVICES IS A SUBSTANTIALLY LARGER AND MORE COMPLEX ORGANIZATION, AND IF MOLECULAR DEVICES’ MANAGEMENT IS UNABLE TO SUFFICIENTLY MANAGE THE COMBINED COMPANY, ITS OPERATING RESULTS WILL SUFFER.

On July 1, 2004, Molecular Devices acquired approximately 128 employees based at Axon’s office in Union City, California and at its facilities in Melbourne, Australia and San Luis Obispo, California. The combined company continues to face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to successfully manage the substantially larger and internationally diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on the combined company and, as a result, on the market price of Molecular Devices common stock.

THE ACQUISITION OF AXON COULD CAUSE US TO LOSE KEY PERSONNEL, WHICH COULD MATERIALLY AFFECT THE COMBINED COMPANY’S BUSINESS AND REQUIRE US TO INCUR SUBSTANTIAL COSTS TO RECRUIT REPLACEMENTS FOR LOST PERSONNEL.

As a result of the acquisition of Axon, our current and prospective employees could experience uncertainty about their future roles within Molecular Devices. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could have a material adverse effect on our business.

GENERAL UNCERTAINTY RELATED TO THE ACQUISITION OF AXON COULD HARM MOLECULAR DEVICES.

Our customers may, in response to the acquisition of Axon, delay or defer purchasing decisions. If our customers delay or defer purchasing decisions, our revenues could materially decline or any anticipated increases in revenue could be lower than expected.

CHARGES TO EARNINGS RESULTING FROM THE APPLICATION OF THE PURCHASE METHOD OF ACCOUNTING TO THE AXON ACQUISITION MAY ADVERSELY AFFECT THE MARKET VALUE OF MOLECULAR DEVICES COMMON STOCK.

If the benefits of the acquisition of Axon are not achieved, Molecular Devices’ financial results, including earnings per share, could be adversely affected. In accordance with United States generally accepted accounting principles, we accounted for the Axon acquisition using the purchase method of accounting. We allocated the total estimated purchase price to Axon’s net tangible assets, amortizable intangible assets, and in-process research and development based on their estimated fair values as of July 1, 2004, the date of completion of acquisition of Axon, and recorded the excess of the purchase price over those fair values as goodwill. We incurred additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the Axon acquisition, which is approximately $1.6 million on an annual basis. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets.

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

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN CURRENCY EXCHANGE RATE, POLITICAL AND ECONOMIC RISKS.

We maintain facilities in Norway, the United Kingdom, Germany, Japan and Australia, and sales to customers outside the United States accounted for approximately 42% our revenues in the first nine months of 2004. We anticipate that international sales will continue to account for a significant portion of our revenues.

All of our sales to international distributors are denominated in U.S. dollars. Most of our direct sales in the United Kingdom, Germany, France, Belgium, Canada and Japan are denominated in local currencies and totaled $34.7 million (34% of total revenues) in the first nine months of 2004. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Historically, foreign exchange gains and losses have been immaterial to our results of operations. However, we cannot predict whether these gains and losses will continue to be immaterial, particularly as we increase our direct sales outside North America. For example, we cannot predict whether other foreign exchange gains or losses in the future would have a material effect on our income. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but may do so in the future.

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

OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE STOCKHOLDERS TO LOSE A SUBSTANTIAL PART OF THEIR INVESTMENT IN OUR STOCK.

The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. In the twelve months ended September 30, 2004, the closing sales price of our common stock ranged from $17.05 to $24.82. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition, or merger in which we are not the surviving company or which results in changes in our management. For example, our certificate of incorporation gives our Board of Directors the authority to issue shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, as the terms of the preferred stock that might be issued could potentially prohibit our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. The issuance of preferred stock could also have a dilutive effect on our stockholders. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination involving us. Further, in October 2001, our Board of Directors adopted a stockholder rights plan, commonly known as a “poison pill.” These provisions described above and our poison pill could limit the price that investors might be willing to pay in the future for our common stock.

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

Foreign Currency Exchange

We are exposed to changes in foreign currency exchange rates primarily in the United Kingdom, Germany, France, Belgium, Canada and Japan, where we sell direct in local currencies. All other foreign sales are denominated in U.S. dollars and bear no exchange rate risk. However, a strengthening of the U.S. dollar could make our products less competitive in overseas markets. Gains and losses resulting from foreign currency transactions have historically been immaterial. A sensitivity analysis assuming a hypothetical 10% movement in exchange rates applied to our projected foreign sales for the remainder of 2004 indicated that such movement would not have a material effect on our business, operating results or financial condition. Translation gains and losses related to our foreign subsidiaries in the United Kingdom, Japan, Germany, Switzerland, Norway and Australia are accumulated as a separate component of stockholders’ equity. We do not currently engage in foreign currency hedging transactions, but may do so in the future.

Interest and Investment Income

Our interest and investment income is subject to changes in the general level of interest rates. Changes in interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at September 30, 2004 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending upon actual balances and changes in the timing and amount of interest rate movements.

Debt and Interest Expense

In connection with the acquisition of Axon, we entered into a new senior unsecured credit facility, which provides for a revolving credit facility in the amount of up to $35.0 million (reducing to $30.0 million 60 days after initial drawdown). All loans outstanding under the credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus .50% or LIBOR plus 1.25%. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our projected debt balances for the remainder of 2004 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on the level of our outstanding debt and changes in the timing and amount of interest rate movements.

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

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 2(c). The table below sets forth information regarding repurchases of Molecular Devices common stock by Molecular Devices during the three months ended September 30, 2004.

	Total		Total Number of	Maximum Number
	Number of		Shares Purchased as	of Shares that
	Shares	Average Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Programs
July 1, 2004 through July 31, 2004	—	—	—	1,500,000
August 1, 2004 through August 31, 2004	330,000	$21.54	330,000	1,170,000
September 1, 2004 through September 30, 2004	—	—	—	1,170,000

Total	330,000	$21.54	330,000	1,170,000

On August 2, 2001, we announced that our Board of Directors had approved our current stock repurchase program, in which we were authorized to repurchase up to 1,500,000 shares of our Common Stock, all of which were repurchased. On October 25, 2001, our Board of Directors determined to continue the stock repurchase program and authorized the repurchase of an additional 1,500,000 shares of our Common Stock, all of which were repurchased. On July 29, 2004, our Board of Directors again determined to continue the stock repurchase program and authorized the repurchase of an additional 1,500,000 shares of our Common Stock. The stock repurchase program will continue until all 1,500,000 shares approved for repurchase on July 29, 2004 have been repurchased, unless terminated earlier by our Board of Directors. In the event that all of such shares have been repurchased, our Board of Directors may again determine to continue our stock repurchase program and authorize management to repurchase additional shares of our Common Stock.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of March 20, 2004, by and among Molecular Devices Corporation, Astros Acquisition Sub I, Inc., Astros Acquisition Sub II, LLC and Axon Instruments, Inc.

2.2(2)	Amendment to Agreement and Plan of Merger and Reorganization, dated as of May 21, 2004, by and among Molecular Devices Corporation, Astros Acquisition Sub I, Inc., Astros Acquisition Sub II, LLC and Axon Instruments, Inc.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Bylaws of the Registrant.

3.3(4)	Certificate of Amendment to Certificate of Incorporation.

4.1(3)	Specimen Certificate of Common Stock of the Registrant.

10.19	Amended Key Employee Agreement for Joseph D. Keegan, Ph.D., dated July 29, 2004.

10.24	1995 Non-Employee Directors’ Stock Option Plan, as amended.

10.25	1995 Stock Option Plan, as amended.

10.38	2001 Stock Option Plan, as amended.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on March 22, 2004.

(2)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-4 (File No. 333-114934), as amended.

(3)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(4)	Incorporated by reference to the similarly described exhibit in our Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 1, 2002.

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

Timothy A. Harkness
Senior Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)

Date: November 9, 2004

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of March 20, 2004, by and among Molecular Devices Corporation, Astros Acquisition Sub I, Inc., Astros

2.2(2)	Acquisition Sub II, LLC and Axon Instruments, Inc. Amendment to Agreement and Plan of Merger and Reorganization, dated as of May 21, 2004, by and among Molecular Devices Corporation, Astros Acquisition Sub I, Inc., Astros Acquisition Sub II, LLC and Axon Instruments, Inc.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Bylaws of the Registrant.

3.3(4)	Certificate of Amendment to Certificate of Incorporation.

4.1(3)	Specimen Certificate of Common Stock of the Registrant.

10.19	Amended Key Employee Agreement for Joseph D. Keegan, Ph.D., dated July 29, 2004.

10.24	1995 Non-Employee Directors’ Stock Option Plan, as amended.

10.25	1995 Stock Option Plan, as amended.

10.38	2001 Stock Option Plan, as amended.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on March 22, 2004.

(2)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-4 (File No. 333-114934), as amended.

(3)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(4)	Incorporated by reference to the similarly described exhibit in our Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 1, 2002.

* The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.