Form 10-Q
period 2005-03-31
MOLECULAR DEVICES CORP
filed 2005-05-04
CIK 1003113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of April 26, 2005, 16,923,487 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

MOLECULAR DEVICES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$8,326	$30,175
Accounts receivable, net	35,614	36,995
Inventories, net	26,298	25,785
Deferred tax assets	9,756	9,654
Prepaids and other current assets	2,394	2,780

Total current assets	82,388	105,389
Equipment and leasehold improvements, net	11,115	11,762
Goodwill	104,228	104,228
Intangible assets	41,360	30,243
Other assets	3,437	3,607

Total assets	$242,528	$255,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,740	$7,085
Accrued compensation	3,608	8,447
Other accrued liabilities	13,357	14,995
Deferred revenue	7,213	7,306

Total current liabilities	30,918	37,833
Other long-term liabilities	1,374	1,452
Deferred tax liabilities	5,312	5,324

Total liabilities	37,604	44,609
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.001 par value; 60,000,000 shares authorized; 19,746,920 and 19,363,579 shares issued and 16,920,474 and 17,152,610 shares outstanding at March 31, 2005 and December 31, 2004, respectively	20	19
Additional paid-in capital	264,886	262,676
Accumulated deficit	(6,694)	(8,873)
Treasury stock, at cost; 2,826,446 and 2,429,446 shares at March 31, 2005 and December 31, 2004, respectively	(54,992)	(46,595)
Deferred stock compensation	(57)	(113)
Accumulated other comprehensive income	1,761	3,506

Total stockholders’ equity	204,924	210,620

Total liabilities and stockholders’ equity	$242,528	$255,229

The accompanying notes are an integral part of these statements

MOLECULAR DEVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues	$39,064	$27,337
Cost of revenues	15,046	10,242

Gross profit	24,018	17,095

Operating expenses:
Research and development	6,226	4,017
Selling, general and administrative	14,313	10,920

Total operating expenses	20,539	14,937

Income from operations	3,479	2,158
Interest and other income, net	35	36

Income before income taxes	3,514	2,194
Income tax provision	(1,335)	(764)

Net income	$2,179	$1,430

Basic net income per share	$0.13	$0.10

Diluted net income per share	$0.13	$0.10

Shares used in computing basic net income per share	17,041	14,588

Shares used in computing diluted net income per share	17,361	14,791

The accompanying notes are an integral part of these statements

MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,179	$1,430
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,748	1,311
Amortization of intangible assets	559	136
Amortization of deferred stock compensation	56	–
Equity investment exchanged for services	131	–
(Increase) decrease in assets:
Accounts receivable, net	891	4,909
Inventories	(1,099)	(612)
Deferred tax assets	(113)	–
Other current assets	372	(266)
Increase (decrease) in liabilities:
Accounts payable	(330)	161
Accrued liabilities	(6,497)	(4,893)
Deferred revenue	(27)	360

Net cash provided by (used in) operating activities	(2,130)	2,536

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	–	9,850
Capital expenditures	(676)	(684)
Purchase of intangible assets	(10,035)	–
Decrease (increase) in intangible assets	(1,820)	36
Decrease (increase) in other assets	170	(246)

Net cash provided by (used in) investing activities	(12,361)	8,956

Cash flows from financing activities:
Issuance of common stock, net	2,211	769
Purchase of treasury stock	(8,397)	(12,026)

Net cash used in financing activities	(6,186)	(11,257)

Effect of exchange rate changes on cash	(1,172)	(77)

Net (decrease) increase in cash and cash equivalents	(21,849)	158
Cash and cash equivalents at beginning of period	30,175	50,260

Cash and cash equivalents at end of period	$8,326	$50,418

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

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004, included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2004, filed with the SEC on March 16, 2005.

The unaudited condensed consolidated financial statements include the accounts of Molecular Devices and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements contained herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

Note 2. Stock Based Compensation

As permitted by the Financial Accounting Standard’s Board (“FASB”) Statement No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” as amended, we apply the intrinsic value method of accounting as described in Accounting Principles Board Opinion No. 25 (“APB Opinion 25”) and related interpretations in accounting for our stock option plans and, accordingly, recognize no compensation expense for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant. If we had elected to recognize compensation cost based on the fair value of the options granted on their grant date and shares issued under stock purchase plans as prescribed by FAS 123, net income and net income per share would have been changed to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net income — as reported	$2,179	$1,430
Plus: Stock based employee compensation expense included in reported net income, net of tax	56	–
Less: Stock based compensation expense determined using the fair value method, net of tax	(1,792)	(1,728)

Net income (loss) — pro forma	$443	$(298)

Net income (loss) per share:
Basic — as reported	$0.13	$0.10
Basic — pro forma	0.03	(0.02)
Diluted — as reported	0.13	0.10
Diluted — pro forma	0.03	(0.02)

The fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2005	2004
Expected dividend yield	0%	0%
Expected stock price volatility	77%	78%
Risk-free interest rate	4%	3%
Expected life of options	6.0 years	6.7 years

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) which is a revision of FAS 123, and supersedes APB Opinion 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for FAS 123R such that we are now allowed to adopt the new standard effective January 1, 2006. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. As permitted by FAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options. Although expected to be material, we cannot predict the impact of adoption of FAS 123R at this time because it will depend on the valuation methodology adopted, assumptions used and the levels of share-based payments granted in the future.

Note 3. Balance Sheet Components (in thousands)

	March 31,	December 31,
	2005	2004
Inventories:
Raw materials	$12,247	$12,521
Work-in-process	2,062	2,202
Finished goods and demonstration equipment	11,989	11,062

	$26,298	$25,785

Other accrued liabilities:
Accrued income tax	$1,399	$3,128
Warranty accrual	2,303	2,276
Other	9,655	9,591

	$13,357	$14,995

Note 4. Intangible Assets

In March 2005, we completed the purchase of certain assets from Xsira Pharmaceuticals, Inc. (“Xsira”) relating to the Transfluor® technology, a cell-based fluorescent assay system for monitoring the function of G-protein coupled receptors. We acquired $11.7 million of intangible assets, including $11.5 million of developed technology and tradenames valued at $200,000. These intangible assets will be amortized over their estimated useful lives of ten years.

At March 31, 2005, purchased intangible assets not subject to amortization totaled $10.8 million and consisted of tradenames valued at $9.3 million and distribution rights valued at approximately $1.5 million. At December 31, 2004, purchased intangible assets not subject to amortization totaled $10.8 million and consisted of tradenames valued at $9.3 million and distribution rights valued at $1.5 million.

Purchased intangible assets subject to amortization over ten years consist of patents, developed technology, license fees, and certain tradenames. Purchased intangible assets subject to amortization over one year consist of order backlog. The gross and net carrying value of these assets at March 31, 2005 and December 31, 2004 were included as Intangible assets in the condensed consolidated balance sheets, and were as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Order backlog	$100	$67	$33
Patents	1,372	507	865
Developed technology	28,868	1,464	27,404
Tradenames	200	–	200
License fees	2,688	577	2,111

Total at March 31, 2005	$33,228	$2,615	$30,613

Order backlog	$100	$42	$58
Patents	1,372	472	900
Developed technology	17,368	1,029	16,339
License fees	2,688	513	2,175

Total at December 31, 2004	$21,528	$2,056	$19,472

The estimated future amortization expense of purchased intangible assets as of March 31, 2005 was as follows (in thousands):

Amortization
For the year ending December 31,	Expense
2005 (remaining nine months)	$2,510
2006	3,303
2007	3,303
2008	3,303
2009	3,303
Thereafter	14,891

$30,613

Note 5. Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding and diluted net income per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from outstanding stock options (using the treasury stock method), when dilutive. The computation of earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net income	$2,179	$1,430

Denominator for basic earnings per share — weighted average common shares outstanding	17,041	14,588
Effect of dilutive securities — employee stock options	320	203

Denominator for diluted earnings per share — weighted average common shares outstanding plus dilutive securities	17,361	14,791

Basic net income per share	$0.13	$0.10

Diluted net income per share	$0.13	$0.10

For the three months ended March 31, 2005, the total number of shares excluded from the calculations of diluted net income per share was 1,781,793, as the weighted-average exercise price of these outstanding stock options was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. For the three months ended March 31, 2004, the total number of shares excluded from the calculations of diluted net income per share was 1,981,212.

Note 6. Comprehensive Income

Comprehensive income, net of tax, was approximately $400,000 and $1.6 million for the three-month periods ended March 31, 2005 and 2004, respectively. The differences between reported net income and comprehensive income are principally comprised of changes in accumulated foreign currency translation, which is recorded in stockholders’ equity.

Note 7. Restructuring

On July 1, 2004, we acquired all of the outstanding capital stock of Axon Instruments, Inc. (“Axon”). Concurrent with the acquisition, we implemented an integration plan which included the termination of Axon employees, the relocation or transfer to other sites of employees, and the closure of duplicate facilities. Costs for this plan associated with employee severance and relocation totaled $500,000 and costs associated with the closure of duplicate facilities totaled $2.2 million. In the fourth quarter of 2004, we implemented an integration plan which included the termination of additional employees. Termination costs related to Molecular Devices employees totaled $1.2 million. Activity for restructuring charges for the three months ended March 31, 2005 is as follows (in thousands):

			Balance at		Adjustments	Balance at
	Beginning		December		Included in	March 31,
	Balance	Payments	31, 2004	Payments	Net Income	2005

Axon employee severance and relocation	$500	$(365)	$135	$(10)	$(100)	$25
Closure of duplicate facilities	2,200	–	2,200	(146)	–	2,054
Molecular Devices employee severance	1,157	(124)	1,033	(869)	(61)	103

Total	$3,857	$(489)	$3,368	$(1,025)	$(161)	$2,182

Note 8. Commitments and Contingencies

GUARANTEES

Under our charter, we have agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as an officer or director of Molecular Devices or having served, at our request, as an officer or director of another company. The indemnification does not apply if the person is determined not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of Molecular Devices. The maximum potential amount of future payments that we could be required to make under the charter provision and the corresponding indemnification agreements is unlimited; however, we have director’s and officer’s liability insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. Most of these indemnification provisions were grandfathered under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” as they were in effect prior to December 31, 2003. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2005.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2005.

WARRANTY

At the time of sale, we record an estimate for warranty costs that may be incurred under product warranties. Our standard warranty generally includes parts and labor for a twelve month period. Warranty expense and activity are estimated based on historical experience. The warranty accrual is evaluated periodically and adjusted for changes in experience. Changes in the warranty liability during the three months ended March 31, 2005 were as follows (in thousands):

Balance at December 31, 2004	$2,276
New warranties issued during the period	568
Cost of warranties incurred during the period	(541)

Balance at March 31, 2005	$2,303

LITIGATION

In January 2005, a former Axon distributor filed a claim against us. The claim alleges that we breached two authorized agency contracts that were entered into by the distributor and Axon. As we believe it is probable that we will pay some amount to settle this matter, we have accrued a liability for an amount as determined using the criteria in FASB Statement No. 5, “Accounting for Contingencies.”

Note 9. Revolving Credit Facility

In connection with the acquisition of Axon, we entered into a new senior unsecured credit facility with Union Bank of California, N.A., which provides us with a revolving credit facility in the amount of up to $30.0 million. The revolving credit facility is guaranteed by our domestic subsidiaries. All loans outstanding under the senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus 0.50% or the London InterBank Offered Rate (LIBOR) plus 1.25%. The revolving credit facility may be drawn, paid and reborrowed at our option, and matures on July 1, 2007. The revolving credit facility had no outstanding balance as of March 31, 2005 and December 31, 2004.

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

We are deriving an increasing portion of our revenues from overseas operations. Sales to customers outside of the United States accounted for 47% of total revenues during the first three months of 2005, and 44% of total revenues during the first three months of 2004. We anticipate that international sales will account for an increasing percentage of revenues in the future, and we expect to continue expanding our international operations in order to take advantage of increasing international market opportunities.

On July 1, 2004, we acquired all of the outstanding capital stock of Axon Instruments, Inc. (“Axon”). The total cost of the acquisition was $139.9 million including cash and stock paid, options assumed, and direct transaction costs. As a result of the acquisition, we received $22.1 million in cash that had been on the balance sheet of Axon. The acquisition was accounted for under the purchase method of accounting. The results of operations of Axon have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

CRITICAL ACCOUNTING ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, bad debts, inventories, intangible assets, equity investments, income taxes and warranty obligations. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 16, 2005.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2005 and 2004

REVENUES. Revenues increased by 43% to $39.1 million in the first three months of 2005 from $27.3 million in first three months of 2004. Drug discovery product family revenues increased by 41% compared to the first three months of 2004, and represented 38%

of total revenue. Life sciences research product family revenues increased by 44% compared to the first three months of 2004, and represented 62% of total revenue. The $11.8 million increase in revenue was due to $10.4 million of sales of our acquired Axon product lines, including PatchXpress, ImageXpress, cellular neurosciences and genomics, $600,000 in growth in drug discovery products driven primarily by increased FLIPR sales, and $800,000 in growth in life sciences research products including our SpectraMax products and MetaMorph software.

GROSS PROFIT. Gross profit remained relatively stable at 61.5% in the first quarter of 2005 compared to 62.5% in the same period of the prior year primarily due to the addition of lower margin products from Axon.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses increased in the first quarter of 2005 by 55% to $6.2 million from $4.0 million in the first quarter of 2004. The increase was primarily due to $1.6 million of additional salary, benefits and other expenses associated with increased headcount, largely driven by the acquisition of Axon in the third quarter of 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses in the first quarter of 2005 increased by 31% to $14.3 million from $10.9 million in the first quarter of 2004. The increase was primarily due to $1.4 million of additional salary, benefits and other expenses associated with increased headcount, largely driven by the acquisition of Axon in the third quarter of 2004, $800,000 in increased accounting and consulting fees associated with Sarbanes-Oxley Section 404 compliance, and $400,000 of increased amortization due to acquired intangible assets.

INTEREST AND OTHER INCOME, NET. Other income, net was $35,000 in the first quarter of 2005, compared to $36,000 in the first quarter of 2004.

INCOME TAX PROVISION. We recorded a tax provision of $1.3 million for the first quarter of 2005 compared to $800,000 in the first quarter of 2004. The tax provision for the first quarter of 2005 was based on a 38% annual estimated effective income tax rate for 2005, up from 35% in the first quarter of 2004. The increase was due primarily to the reduction of federal and state research and development credits. The effective tax rates for the first quarter of 2005 and the first quarter of 2004 are calculated on profit before tax.

Liquidity and Capital Resources

We had cash, cash equivalents and short and long-term investments of $8.3 million at March 31, 2005, compared to $30.2 million at December 31, 2004. Operating activities in the first three months of 2005 used $2.1 million of cash, compared to $2.5 million provided in the first three months of 2004, primarily due to lower cash generated by collections on accounts receivable and a higher payout of accrued liabilities, which included a $3.0 million income tax payment related to the gain on the sale of equity securities in the fourth quarter of 2004.

We used $12.4 million of cash in investing activities in the first three months of 2005, primarily due to $10.0 million used to acquire intangible assets from Xsira Pharmaceuticals, Inc. in March 2005. In the first three months of 2004, we generated $9.0 million of cash from investing activities, primarily due to $9.9 million in proceeds received from the sale and maturity of short-term investments, which were partially offset by $700,000 in capital expenditures.

In the first three months of 2005, cash used in financing activities was $6.2 million. We repurchased 397,000 shares of our common stock for $8.4 million and raised $2.2 million from the issuance of common stock associated with stock option exercises and shares issued under our employee stock purchase plan. The timing of and amounts received under our employee stock option and purchase plans are determined by the decisions of the respective option or rights holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock under our employee stock option and purchase plans should not be considered an indication of additional funds to be raised in future periods. In the first three months of 2004, we used $11.3 million of cash in financing activities, primarily for the repurchase of shares of our common stock.

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

The timing of capital equipment purchases by our customers has been and is expected to continue to be uneven and difficult to predict. Our products represent major capital purchases for our customers. The list prices for our instruments range from $5,000 to $469,500. Accordingly, our customers generally take a relatively long time to evaluate our products, and a significant portion of our revenues is typically derived from sales of a small number of relatively high-priced products. Purchases are generally made by purchase orders and not long-term contracts. Delays in receipt of anticipated orders for our relatively high priced products could lead to substantial variability from quarter to quarter. Furthermore, we have historically received purchase orders and made a significant portion of each quarter’s product shipments near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could have a material adverse affect on results of operations for that quarter.

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

IF WE ARE NOT SUCCESSFUL IN DEVELOPING NEW AND ENHANCED PRODUCTS, WE MAY LOSE MARKET SHARE TO OUR COMPETITORS.

The life sciences instrumentation market is characterized by rapid technological change and frequent new product introductions. In the twelve months ended March 31, 2005, 73% of our revenues were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing or commercializing them, which would harm our business. Any significant delay in releasing new systems could cause our revenues to suffer, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.

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

WE OBTAIN SOME OF THE CONSUMABLES, COMPONENTS AND SUBASSEMBLIES USED WITH OR INCLUDED IN OUR SYSTEMS FROM A SINGLE SOURCE OR A LIMITED GROUP OF SUPPLIERS, AND THE PARTIAL OR COMPLETE LOSS OF ONE OF THESE SUPPLIERS COULD CAUSE CUSTOMER SUPPLY OR PRODUCTION DELAYS AND A SUBSTANTIAL LOSS OF REVENUES.

We rely on outside vendors to manufacture many consumables, components and subassemblies. Certain consumables, components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or limited group of suppliers, some of which are our competitors. Additional components, such as optical, electronic and pneumatic devices, are currently purchased in configurations specific to our requirements and, together with certain other components, such as computers, are integrated into our products. We maintain only a limited number of long-term supply agreements with our suppliers, and some of these agreements provide that the supplier is the exclusive supplier of a particular consumable, component or subassembly.

Our reliance on a sole or a limited group of suppliers involves several risks, including the following:

•	our suppliers may cease or interrupt production of required consumables, components or subassemblies or otherwise fail to supply us with an adequate supply of required consumables, components or subassemblies for a number of reasons, including due to contractual disputes with our suppliers or due to adverse financial developments at or affecting the supplier;

•	we have reduced control over the pricing of third party-supplied consumables, components and subassemblies, and our suppliers may be unable or unwilling to supply us with required consumables, components and subassemblies on commercially acceptable terms, or at all;

•	we have reduced control over the timely delivery of third party-supplied consumables, components and subassemblies; and

•	our suppliers may be unable to develop technologically advanced products to support our growth and development of new systems.

Because the manufacturing of certain of these consumables, components and subassemblies involves extremely complex processes and requires long lead times, we may experience delays or shortages caused by suppliers. We believe that alternative sources could be obtained and qualified, if necessary, for most sole and limited source parts, subject in certain cases to the terms of exclusive supply agreements with suppliers. However, if we were forced to seek alternative sources of supply or to manufacture such consumables, components or subassemblies internally, we may be forced to redesign our systems, which could prevent us from shipping our systems to customers on a timely basis, and we may be liable to suppliers under the terms of existing supply agreements. Some of our suppliers have relatively limited financial and other resources. Any inability to obtain adequate deliveries, or any other circumstance that would restrict our ability to ship our products, could damage relationships with current and prospective customers and could harm our business, and any disputes with suppliers could have an adverse impact on our financial condition.

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

WE HAVE SIGNIFICANTLY EXPANDED OUR INTERNATIONAL OPERATIONS, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL BUSINESS ACTIVITIES.

We maintain facilities in the United Kingdom, Germany, Norway, Japan, South Korea, Australia and China. In addition to the increase in our international operations, we are also deriving an increasing portion of our revenues from customers located outside of the United States. Sales to customers outside of the United States accounted for approximately 47% our revenues during the first three months of 2005, and we anticipate that international sales will continue to account for a significant portion of our revenues. A key aspect of our business strategy has been and is to expand our sales and support organizations internationally in order to take advantage of increasing international market opportunities resulting from worldwide growth in the life sciences industry.

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

In addition, all of our sales to international distributors are denominated in U.S. dollars. Most of our direct sales in the United Kingdom, Germany, France, the Benelux, Canada and Japan are denominated in local currencies and totaled $13.0 million (33% of total revenues) for the first three months of 2005. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Historically, foreign exchange gains and losses have been immaterial to our results of operations. However, we cannot predict whether these gains and losses will continue to be immaterial, particularly as we increase our direct sales outside North America. For example, we cannot predict whether other foreign exchange gains or losses in the future would have a material effect on our income. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but may do so in the future.

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

Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages for infringement if it is ultimately determined that our products infringe on a third party’s proprietary rights. Further, any legal action against us could, in addition to subjecting us to potential liability for damages, prohibit us from selling our products before we obtain a license to do so from the party owning the intellectual property, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. There may be third-party patents that may relate to our technology or potential products. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

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

WE RELY UPON DISTRIBUTORS FOR PRODUCT SALES AND SUPPORT OUTSIDE OF NORTH AMERICA.

In the first three months of 2005, approximately 17% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors under contract in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a material adverse affect on our business, financial condition and results of operations.

IF WE CHOOSE TO ACQUIRE NEW AND COMPLEMENTARY BUSINESSES, PRODUCTS OR TECHNOLOGIES INSTEAD OF DEVELOPING THEM OURSELVES, WE MAY BE UNABLE TO COMPLETE THESE ACQUISITIONS OR MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE AN ACQUIRED BUSINESS OR TECHNOLOGY IN A COST-EFFECTIVE AND NON-DISRUPTIVE MANNER.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, from time to time we have acquired complementary businesses, products or technologies instead of developing them ourselves, and we may choose to do so in the future. For example, we acquired intellectual property relating to the Transfluor® technology in March 2005 and acquired Axon in July 2004. We do not know if we will be able to complete any additional acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire involves considerable operational and financial risks and strains, including:

•	the potential disruption of our ongoing business and distraction of our management;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of acquired businesses;

•	the impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel

•	greater than anticipated costs and expenses related to restructuring, including employee severance or relocation costs and costs related to vacating leased facilities; and

•	potential unknown liabilities associated with any acquisition, including higher than expected integration costs, which may cause our quarterly and annual operating results to fluctuate.

We may not succeed in addressing these risks or any other problems encountered in connection with the acquisition of complementary businesses, products or technologies. If we are unable to successfully integrate the operations, products, technology and personnel of acquired businesses in a timely manner or at all, or if we do achieve the perceived benefits of any acquisition as rapidly or to the extent anticipated by financial analysts or investors, the market price of our common stock could decline.

In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that may result in dilution to our stockholders. In connection with the acquisition of Axon, we borrowed $30 million on our revolving credit facility in order to partially finance the cash portion of the merger consideration to be paid to Axon shareholders and optionholders. The revolving credit facility has no outstanding balance at March 31, 2005. While management believes that our cash flows will be more than adequate to service new debt, there may be circumstances in which required payments of principal and/or interest on new debt could adversely affect our cash flows and operating results, and therefore the market price of our common stock. In addition, any impairment of goodwill and amortization of other intangible assets or charges resulting from the costs of acquisitions could harm our business and operating results.

DUE TO THE AXON ACQUISITION, MOLECULAR DEVICES IS A SUBSTANTIALLY LARGER AND MORE COMPLEX ORGANIZATION, AND IF MOLECULAR DEVICES’ MANAGEMENT IS UNABLE TO SUFFICIENTLY MANAGE THE COMBINED COMPANY, ITS OPERATING RESULTS WILL SUFFER.

On July 1, 2004, Molecular Devices acquired a global business, which included approximately 128 employees based at Axon’s office in Union City, California and at its facilities in San Luis Obispo, California and Melbourne, Australia. The combined company continues to face challenges inherent in efficiently managing an increased number of employees over large geographic distances. The inability to successfully manage the substantially larger and internationally diverse organization could have a material adverse effect on the combined company and, as a result, on the market price of Molecular Devices common stock.

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

CHANGES TO FINANCIAL ACCOUNTING STANDARDS MAY AFFECT OUR RESULTS OF OPERATIONS AND CAUSE US TO CHANGE OUR BUSINESS PRACTICES.

We prepare our financial statements to conform with U.S. generally accepted accounting principles. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other bodies formed to interpret and create appropriate accounting principles. A change in those principles can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting principles affecting many aspects of our business, including rules relating to equity-related compensation, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in fiscal year 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We will have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees. See Note 2 of the notes to our condensed consolidated financial statements for a discussion of the impact on our financial results if we were to use the fair value method of accounting for equity awards to our employees.

OUR OPERATING RESULTS FLUCTUATE AND ANY FAILURE TO MEET FINANCIAL EXPECTATIONS MAY

DISAPPOINT SECURITIES ANALYSTS OR INVESTORS AND RESULT IN A DECLINE IN OUR STOCK PRICE.

We have experienced and in the future may experience a shortfall in revenues or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock. Our total revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors include:

•	customer confidence in the economy, evidenced, in part, by stock market levels;

•	changes in the domestic and international economic, business and political conditions;

•	economic conditions within the pharmaceutical and biotechnology industries;

•	levels of product and price competition;

•	the length of our sales cycle and customer buying patterns;

•	the size and timing of individual transactions;

•	the timing of new product introductions and product enhancements;

•	the mix of products sold;

•	levels of international transactions;

•	activities of and acquisitions by competitors;

•	the timing of new hires and the allocation of our resources;

•	changes in foreign currency exchange rates;

•	our ability to develop and market new products and control costs; and

•	changes in U.S. generally accepted accounting principles.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these assessments. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment of, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE STOCKHOLDERS TO LOSE A SUBSTANTIAL PART OF THEIR INVESTMENT IN OUR STOCK.

The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. In the twelve months ended March 31, 2005, the closing sales price of our common stock ranged from $17.05 to $25.30. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including changes in interest rates and foreign currency rates.

Foreign Currency Exchange

We are exposed to changes in foreign currency exchange rates primarily in the United Kingdom, Germany, France, the Benelux, Canada, Japan and South Korea, where we sell our products directly in local currencies. All other foreign sales are denominated in U.S. dollars and bear no exchange rate risk. However, a strengthening of the U.S. dollar could make our products less competitive in overseas markets. Gains and losses resulting from foreign currency transactions have historically been immaterial. A sensitivity analysis assuming a hypothetical 10% movement in exchange rates applied to our projected foreign sales for the remainder of 2005, indicated that such movement would not have a material effect on our business, operating results or financial condition. Translation gains and losses related to our foreign subsidiaries in the United Kingdom, Germany, Norway, Switzerland, Japan, South Korea, China and Australia are accumulated as a separate component of stockholders’ equity. We do not currently engage in foreign currency hedging transactions, but may do so in the future.

Interest and Investment Income

Our interest and investment income is subject to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. We invest our excess cash primarily in demand deposits with U.S. banks and money market accounts and short-term securities. These securities are carried at market value, which approximate cost, typically mature or are redeemable within 90 days to two years and bear minimal risk. We have not experienced any significant losses on these investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at March 31, 2005 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending upon actual balances and changes in the timing and amount of interest rate movements.

Debt and Interest Expense

In connection with the acquisition of Axon, we entered into a new senior unsecured credit facility with Union Bank of California, N.A., which provides us with a revolving credit facility in the amount of up to $30.0 million. The revolving credit facility is guaranteed by our domestic subsidiaries. All loans outstanding under the senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus 0.50% or the London InterBank Offered Rate (LIBOR) plus 1.25%. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our debt balance at March 31, 2005, indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no balance at quarter end. Actual gains or losses in the future may differ materially from this analysis, depending on the level of our outstanding debt and changes in the timing and amount of interest rate movements.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding repurchases of our common stock pursuant to our stock repurchase program during the quarter ended March 31, 2005.

	Total		Total Number of	Maximum Number
	Number of	Average Price	Shares Purchased as	of Shares that
	Shares	Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Programs

January 1, 2005 through January 31, 2005	—	—	—	—
February 1, 2005 through February 28, 2005	397,000	$21.15	397,000	1,678,000
March 1, 2005 through March 31, 2005	—	—	—	—

Total	397,000	$21.15	397,000	1,678,000

On August 2, 2001, we announced that our Board of Directors had approved our current stock repurchase program, pursuant to which we were authorized and did repurchase 1,500,000 shares of our common stock. On October 25, 2001, our Board of Directors determined to continue the stock repurchase program and authorized the repurchase of an additional 1,500,000 shares of our common stock, all of which have since been repurchased. On July 29, 2004, our Board of Directors again determined to continue the stock repurchase program and authorized the repurchase of an additional 1,500,000 shares of our common stock of which 1,322,000 shares have been repurchased. On February 17, 2005, our Board of Directors authorized the repurchase of an additional 1,500,000 shares of our common stock under the stock repurchase program. The stock repurchase program will continue until all 1,678,000 shares currently approved for repurchase under the stock repurchase program have been repurchased, unless terminated earlier by our Board of Directors. In the event that all of such shares have been repurchased, our Board of Directors may again determine to continue our stock repurchase program and authorize management to repurchase additional shares of our common stock.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
3.3(2)	Certificate of Amendment to Certificate of Incorporation.
4.1(1)	Specimen Certificate of Common Stock of the Registrant.
10.45(3)	Employee Offer Letter for Steven Davenport.
10.46(3)	Employee Offer Letter for Jan Hughes.
10.47(3)	Amended Employee Offer Letter for Jan Hughes.
10.51†	Asset Purchase Agreement, dated as of March 9, 2005, by and between Molecular Devices Corporation and Xsira Pharmaceuticals, Inc.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 1, 2002.

(3)	Incorporated by reference to the similarly described exhibit in our Annual Report on Form 10-K for the year ended December 31, 2004 and on filed March 16, 2005.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Molecular Devices Corporation

Date: May 4, 2005	By:	/s/ TIMOTHY A. HARKNESS
Timothy A. Harkness
Senior Vice President and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
3.3(2)	Certificate of Amendment to Certificate of Incorporation.
4.1(1)	Specimen Certificate of Common Stock of the Registrant.
10.45(3)	Employee Offer Letter for Steven Davenport.
10.46(3)	Employee Offer Letter for Jan Hughes.
10.47(3)	Amended Employee Offer Letter for Jan Hughes.
10.51†	Asset Purchase Agreement, dated as of March 9, 2005, by and between Molecular Devices Corporation and Xsira Pharmaceuticals, Inc.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 1, 2002.

(3)	Incorporated by reference to the similarly described exhibit in our Annual Report on Form 10-K for the year ended December 31, 2004 and on filed March 16, 2005.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.