Form 10-Q
period 2005-06-30
MOLECULAR DEVICES CORP
filed 2005-08-05
CIK 1003113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of July 29, 2005, 16,672,585 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

MOLECULAR DEVICES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$12,465	$30,175
Accounts receivable, net	35,061	36,995
Inventories, net	24,837	25,785
Deferred tax assets	8,438	9,654
Prepaids and other current assets	2,736	2,780

Total current assets	83,537	105,389
Equipment and leasehold improvements, net	10,790	11,762
Goodwill	104,228	104,228
Intangible assets	40,483	30,243
Other assets	3,289	3,607

Total assets	$242,327	$255,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,924	$7,085
Accrued compensation	5,135	8,447
Other accrued liabilities	11,507	14,995
Deferred revenue	7,133	7,306

Total current liabilities	30,699	37,833
Other long-term liabilities	1,128	1,452
Deferred tax liabilities	5,251	5,324

Total liabilities	37,078	44,609
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.001 par value; 60,000,000 shares authorized; 19,766,025 and 19,363,579 shares issued and 16,739,579 and 17,152,610 shares outstanding at June 30, 2005 and December 31, 2004, respectively	20	19
Additional paid-in capital	265,883	262,676
Accumulated deficit	(2,991)	(8,873)
Treasury stock, at cost; 3,026,446 and 2,429,446 shares at June 30, 2005 and December 31, 2004, respectively	(58,857)	(46,595)
Deferred stock compensation	—	(113)
Accumulated other comprehensive income	1,194	3,506

Total stockholders’ equity	205,249	210,620

Total liabilities and stockholders’ equity	$242,327	$255,229

The accompanying notes are an integral part of these statements

MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$44,537	$32,205	$83,602	$59,542
Cost of revenues	17,600	12,075	32,647	22,318

Gross profit	26,937	20,130	50,955	37,224

Operating expenses:
Research and development	6,309	4,709	12,535	8,726
Selling, general and administrative	14,593	11,616	28,907	22,536

Total operating expenses	20,902	16,325	41,442	31,262

Income from operations	6,035	3,805	9,513	5,962
Interest and other income (expense), net	(62)	49	(26)	85

Income before income taxes	5,973	3,854	9,487	6,047
Income tax provision	(2,270)	(1,349)	(3,605)	(2,113)

Net income	$3,703	$2,505	$5,882	$3,934

Basic net income per share	$0.22	$0.18	$0.35	$0.27

Diluted net income per share	$0.22	$0.17	$0.34	$0.27

Shares used in computing basic net income per share	16,872	14,246	16,989	14,414

Shares used in computing diluted net income per share	17,135	14,394	17,261	14,588

The accompanying notes are an integral part of these statements

MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$5,882	$3,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,352	2,616
Amortization of intangible assets	1,409	272
Amortization of deferred stock compensation	113	—
Equity investment exchanged for services	262	261
Income tax benefit realized as a result of employee exercises of stock options	248	—
(Increase) decrease in assets:
Accounts receivable, net	738	4,073
Inventories	(260)	702
Deferred tax assets	1,198	2
Other current assets	10	23
Increase (decrease) in liabilities:
Accounts payable	(136)	271
Accrued liabilities	(7,032)	(1,844)
Deferred revenue	21	(78)

Net cash provided by operating activities	5,805	10,232

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	—	9,850
Capital expenditures	(1,511)	(1,859)
Purchase of intangible assets	(10,035)	—
Increase in intangible assets	(2,017)	—
Decrease (increase) in other assets	319	(3,103)

Net cash provided by (used in) investing activities	(13,244)	4,888

Cash flows from financing activities:
Issuance of common stock, net	2,959	1,314
Purchase of treasury stock	(12,262)	(12,026)

Net cash used in financing activities	(9,303)	(10,712)

Effect of exchange rate changes on cash and cash equivalents	(968)	(502)

Net (decrease) increase in cash and cash equivalents	(17,710)	3,906
Cash and cash equivalents at beginning of period	30,175	50,260

Cash and cash equivalents at end of period	$12,465	$54,166

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
The unaudited condensed consolidated financial statements include the accounts of Molecular Devices and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements contained herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income — as reported	$3,703	$2,505	$5,882	$3,934
Plus: Stock based employee compensation expense included in reported net income, net of tax	57	—	113	—
Less: Stock based compensation expense determined using the fair value method, net of tax	(1,704)	(1,489)	(3,460)	(3,050)

Net income — pro forma	$2,056	$1,016	$2,535	$884

Net income per share:

Basic — as reported	$0.22	$0.18	$0.35	$0.27
Basic — pro forma	$0.12	$0.07	$0.15	$0.06
Diluted — as reported	$0.22	$0.17	$0.34	$0.27
Diluted — pro forma	$0.12	$0.07	$0.15	$0.06

The fair value of each option was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three and Six Months
	Ended June 30,
	2005	2004
Expected dividend yield	0%	0%
Expected stock price volatility	77%	78%
Risk-free interest rate	4%	3.0-4.5%
Expected life of options	6.0 years	6.7 - 7.5 years
In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which is a revision of FAS 123 and supersedes APB Opinion 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for FAS 123R such that we are now allowed to adopt the new standard effective January 1, 2006. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. We currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options. Although expected to be material, we cannot predict the impact of adoption of FAS 123R at this time because it will depend on the valuation methodology adopted, assumptions used and the levels of share-based payments granted in the future.
Note 3. Balance Sheet Components (in thousands)

	June 30,	December 31,
	2005	2004
Inventories:
Raw materials	$10,726	$12,521
Work-in-process	2,027	2,202
Finished goods and demonstration equipment	12,084	11,062

	$24,837	$25,785

Other accrued liabilities:
Accrued income taxes	$2,329	$3,128
Warranty accrual	2,389	2,276
Other	6,789	9,591

	$11,507	$14,995

Note 4. Intangible Assets
At June 30, 2005 and December 31, 2004, purchased intangible assets not subject to amortization totaled $10.8 million and consisted of tradenames valued at $9.3 million and distribution rights valued at approximately $1.5 million.

Purchased intangible assets subject to amortization over ten years consist of patents, developed technology, license fees, and certain tradenames. Purchased intangible assets subject to amortization over one year consist of order backlog. The gross and net carrying value of these assets at June 30, 2005 and December 31, 2004 were included as intangible assets in the condensed consolidated balance sheets and were as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Order backlog	$100	$92	$8
Patents	1,372	541	831
Developed technology	28,868	2,137	26,731
Tradenames	200	5	195
License fees	2,688	643	2,045

Total at June 30, 2005	$33,228	$3,418	$29,810

Order backlog	$100	$42	$58
Patents	1,372	472	900
Developed technology	17,368	1,029	16,339
License fees	2,688	513	2,175

Total at December 31, 2004	$21,528	$2,056	$19,472

The estimated future amortization expense of purchased intangible assets as of June 30, 2005 was as follows (in thousands):

Amortization
For the year ending December 31,	Expense
2005 (remaining six months)	$1,707
2006	3,303
2007	3,303
2008	3,303
2009	3,303
Thereafter	14,891

$29,810

Note 5. Net Income Per Share
Basic net income per share is computed using the weighted average number of shares of common stock outstanding and diluted net income per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from outstanding stock options (using the treasury stock method), when dilutive. The computation of earnings per share was as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$3,703	$2,505	$5,882	$3,934

Denominator for basic earnings per share — weighted average common shares outstanding	16,872	14,246	16,989	14,414
Effect of dilutive securities — employee stock options	263	148	272	174

Denominator for diluted earnings per share — weighted average common shares outstanding plus dilutive securities	17,135	14,394	17,261	14,588

Basic net income per share	$0.22	$0.18	$0.35	$0.27

Diluted net income per share	$0.22	$0.17	$0.34	$0.27

For the three and six months ended June 30, 2005, the total number of shares excluded from the calculations of diluted net income per share was 2,291,121 and 2,209,371, respectively, as the weighted-average exercise price of these outstanding stock options was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. For the three and six months ended June 30, 2004, the total number of shares excluded from the calculations of diluted net income per share was 2,295,232 and 2,113,285, respectively.
Note 6. Comprehensive Income
Comprehensive income, net of tax, was approximately $3.1 million and $3.6 million for the three and six month periods ended June 30, 2005, respectively, and $2.0 million and $3.5 million for the three and six month periods ended June 30, 2004, respectively. The differences between reported net income and comprehensive income were principally comprised of changes in accumulated foreign currency translation, which was recorded in stockholders’ equity.
Note 7. Restructuring
On July 1, 2004, we acquired all of the outstanding capital stock of Axon Instruments, Inc. (“Axon”). Concurrent with the acquisition, we implemented an integration plan which included the termination of Axon employees, the relocation or transfer to other sites of employees and the closure of duplicate facilities. Costs for this plan associated with employee severance and relocation totaled $500,000 and costs associated with the closure of duplicate facilities totaled $2.2 million. In the fourth quarter of 2004, we implemented an integration plan which included the termination of additional employees. Termination costs related to Molecular Devices employees totaled $1.2 million. Activity for restructuring charges was as follows (in thousands):

			Balance at		Adjustments	Balance at
	Beginning		December 31,		Included in	June 30,
	Balance	Payments	2004	Payments	Net Income	2005
Axon employee severance and relocation	$500	$(365)	$135	$(35)	$(100)	$—
Closure of duplicate facilities	2,200	—	2,200	(569)	(54)	1,577
Molecular Devices employee severance	1,157	(124)	1,033	(939)	(61)	33

Total	$3,857	$(489)	$3,368	$(1,543)	$(215)	$1,610

Note 8. Commitments and Contingencies
GUARANTEES
Under our charter, we have agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person serving or having served as an officer or director of Molecular Devices or having served, at our request, as an officer or director of another company. The indemnification does not apply if the person is determined not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of Molecular Devices. The maximum potential amount of future payments that we could be required to make under the charter provision and the corresponding indemnification agreements is unlimited; however, we have director’s and officer’s liability insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. Most of these indemnification provisions were grandfathered under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” as they were in effect prior to December 31, 2003. Accordingly, we had no liabilities recorded for these provisions as of June 30, 2005.
We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2005.

WARRANTY
At the time of sale, we record an estimate for warranty costs that may be incurred under product warranties. Our standard warranty generally includes parts and labor for a twelve month period. Warranty expense and activity are estimated based on historical experience. The warranty accrual is evaluated periodically and adjusted for changes in experience. Changes in the warranty liability during the six months ended June 30, 2005 were as follows (in thousands):

Balance at December 31, 2004	$2,276
New warranties issued during the period	1,239
Cost of warranties incurred during the period	(1,126)

Balance at June 30, 2005	$2,389

Note 9. Revolving Credit Facility
In connection with the acquisition of Axon, we entered into a senior unsecured credit facility with Union Bank of California, N.A., which provides us with a revolving credit facility in the amount of up to $30.0 million. The revolving credit facility is guaranteed by our domestic subsidiaries. All loans outstanding under the senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus 0.50% or the London InterBank Offered Rate (LIBOR) plus 1.25%. The revolving credit facility may be drawn, paid and reborrowed at our option, and matures on July 1, 2007. The revolving credit facility had no outstanding balance as of June 30, 2005 and December 31, 2004. At June 30, 2005, we were in compliance with all of the credit facility covenants.
Note 10. Subsequent Event
In the third quarter of 2005, through August 3, 2005, we repurchased 118,322 shares of common stock for approximately $2.5 million. These shares will be accounted for as treasury stock, at cost.

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
We divide our revenues into two product families based primarily on the customers to which they are sold. The drug discovery product family includes systems that integrate detection, liquid handling and automation, generally have price points in excess of $100,000, and are primarily sold to large pharmaceutical and biotechnology companies. Product lines included in the drug discovery family are FLIPR, Analyst, IonWorks, PatchXpress, ImageXpress and Discovery-1 systems. The life sciences product family, which includes bench-top detection, imaging software and liquid handling products, consists of the SpectraMax, MetaMorph, GenePix, Threshold, Skatron and Axopatch product lines. These single-purpose instruments generally cost less than $60,000 and are sold throughout our entire customer base. We recognize revenue on the sale of these products, when collectibility is reasonably assured, at the time of shipment and transfer of title to customers and distributors. There are no significant customer acceptance requirements or post-shipment obligations on our part.
We are deriving an increasing portion of our revenues from overseas operations. Sales to customers outside of the United States accounted for 43% and 45% of total revenues during the second quarter and first six months of 2005, respectively, and 42% and 44% of total revenues during the second quarter and first six months of 2004, respectively. We anticipate that international sales will account for an increasing percentage of revenues in the future, and we expect to continue expanding our international operations in order to take advantage of increasing international market opportunities.
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
RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2005 and 2004

REVENUES. Revenues increased by 38% to $44.5 million in the second quarter of 2005 from $32.2 million in the second quarter of 2004. Drug discovery product family revenues increased by 20% compared to the second quarter of 2004, and represented 42% of total revenue during the quarter. Life sciences research product family revenues increased by 55% compared to the second quarter of 2004, and represented 58% of total revenue during the quarter. The $12.3 million increase in revenues was due to $11.8 million of sales of our acquired Axon product lines, including PatchXpress, ImageXpress, GenePix and Axopatch and $2.4 million of growth in life sciences research products, including our SpectraMax and Threshold product lines, offset by a $1.9 million decrease in drug discovery products. The decrease in drug discovery products was primarily caused by an abnormally strong quarter ended June 30, 2004 for FLIPR, driven by the release of the FLIPR Tetra in that quarter. The decrease in FLIPR revenue was offset by increased sales from our IonWorks product line.
Revenues increased by 40% to $83.6 million in the first six months of 2005 from $59.5 in the first six months of 2004. Drug discovery product family revenues in the first six months of 2005 increased by 28% compared to the first six months of 2004, and represented 40% of total revenues during the period. Life sciences research product family revenues in the first six months of 2005 increased by 50% compared to the first six months of 2004, and represented 60% of total revenues during the period. The $24.1 million increase in revenue was due to $22.2 million of sales of our acquired Axon product lines, including PatchXpress, ImageXpress, GenePix and Axopatch and $3.1 million in growth in life sciences research products including our SpectraMax and Threshold product lines and MetaMorph software, offset by a $1.2 million decrease in drug discovery products primarily caused by declines in Analyst and Discovery-1 sales, offset by increased sales in our IonWorks product line.
GROSS PROFIT. Gross profit decreased to 60.5% in the second quarter of 2005 from 62.5% in the same period of the prior year, and decreased to 60.9% in the first six months of 2005 compared to 62.5% in the same period of the prior year, primarily due to the addition of lower margin products acquired from Axon.
RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses increased in the second quarter of 2005 by 34% to $6.3 million from $4.7 million in the second quarter of 2004. Research and development expenses increased in the first six months of 2005 by 44% to $12.5 million from $8.7 million in the first six months of 2004. These increases were primarily due to additional salary, benefits and other expenses associated with increased headcount, largely driven by the acquisition of Axon in the third quarter of 2004.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses in the second quarter of 2005 increased by 26% to $14.6 million from $11.6 million in the second quarter of 2004. The increase was primarily due to $1.6 million of additional salary, benefits and other expenses associated with increased headcount, largely driven by the acquisition of Axon in the third quarter of 2004 and $700,000 of increased amortization due to acquired intangible assets.
Selling, general and administrative expenses in the first six months of 2005 increased by 28% to $28.9 million from $22.5 million in the first six months of 2004. The increase was primarily due to $3.8 million of additional salary, benefits and other expenses associated with increased headcount, largely driven by the acquisition of Axon in the third quarter of 2004, $1.1 of increased amortization due to acquired intangible assets, and $800,000 of increased accounting and consulting fees associated with Sarbanes-Oxley Section 404 compliance.
INTEREST AND OTHER INCOME (EXPENSE), NET. Other income (expense), net was $(62,000) in the second quarter of 2005, compared to $49,000 in the second quarter of 2004. Other income (expense), net was $(26,000) in the first six months of 2005, compared to $85,000 in the first six months of 2004. The decreases were primarily due to the unfavorable impact of foreign exchange rates and a decrease in interest income due to lower cash and investment balances.
INCOME TAX PROVISION. We recorded a tax provision of $2.3 million for the second quarter of 2005 compared to $1.3 million in the second quarter of 2004. The income tax provision for the first six months of 2005 was $3.6 million as compared to $2.1 million in the first six months of 2004. The tax provision for the second quarter and the first six months of 2005 was based on a 38% annual estimated effective income tax rate for 2005, up from 35% in the second quarter and the first six months of 2004. The increase was due primarily to the reduction of federal and state research and development credits. The effective tax rates are calculated on profit before tax.
Liquidity and Capital Resources
We had cash, cash equivalents and short and long-term investments of $12.5 million at June 30, 2005, compared to $30.2 million at December 31, 2004. Operating activities in the first six months of 2005 provided $5.8 million of cash, compared to $10.2 million in the first six months of 2004, primarily due to lower cash generated by collections on accounts receivable and a higher payout of accrued liabilities, which included a $3.0 million income tax payment related to the gain on the sale of equity securities in the fourth quarter of 2004.
We used $13.2 million of cash in investing activities in the first six months of 2005, primarily due to $10.0 million used to acquire intangible assets from Xsira Pharmaceuticals, Inc. (“Xsira”) in March 2005. In the first six months of 2004, we generated $4.9 million of cash from investing activities, primarily due to $9.9 million in proceeds received from the sale and maturity of short and long-term investments, which were offset by a $3.1 million increase in other assets related to the acquisition of distribution rights in Belgium and capitalized costs associated with the Axon acquisition, as well as $1.9 million in capital expenditures.

In the first six months of 2005, cash used in financing activities was $9.3 million. We repurchased 597,000 shares of our common stock for $12.3 million and raised $3.0 million from the issuance of common stock associated with stock option exercises and shares issued under our employee stock purchase plan. In the first six months of 2004, we used $10.7 million of cash in financing activities, primarily for the repurchase of shares of our common stock. The timing of and amounts received under our employee stock option and purchase plans are determined by the decisions of the respective option or rights holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock under our employee stock option and purchase plans should not be considered an indication of additional funds to be raised in future periods.
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
We operate in a highly competitive industry and face competition from companies that design, manufacture and market instruments for use in the life sciences research industry, from genomic, pharmaceutical, biotechnology and diagnostic companies and from academic and research institutions and government or other publicly-funded agencies, both in the United States and elsewhere. We may not be able to compete effectively with all of these competitors. Many of these companies and institutions have greater financial, engineering, manufacturing, marketing and customer support resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which could impair sales of our products. Moreover, there has been significant merger and acquisition activity among our competitors and potential competitors. These transactions by our competitors and potential competitors may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs. Many of our customers and potential customers are large companies that require global support and service, which may be easier for our larger competitors to provide.
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
IF WE ARE NOT SUCCESSFUL IN DEVELOPING NEW AND ENHANCED PRODUCTS, WE MAY LOSE MARKET SHARE TO OUR COMPETITORS.

The life sciences instrumentation market is characterized by rapid technological change and frequent new product introductions. In the twelve months ended June 30, 2005, 76% of our revenues were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing or commercializing them, which would harm our business. Any significant delay in releasing new systems could cause our revenues to suffer, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.
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
WE HAVE SIGNIFICANTLY EXPANDED OUR INTERNATIONAL OPERATIONS, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL BUSINESS ACTIVITIES.
We maintain facilities in the United Kingdom, Germany, Norway, Japan, South Korea, Australia and China. In addition to the increase in our international operations, we are also deriving an increasing portion of our revenues from customers located outside of the United States. Sales to customers outside of the United States accounted for approximately 45% our revenues during the first six months of 2005, and we anticipate that international sales will continue to account for a significant portion of our revenues. A key aspect of our business strategy has been and is to expand our sales and support organizations internationally in order to take advantage of increasing international market opportunities resulting from worldwide growth in the life sciences industry.
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
In addition, all of our sales to international distributors are denominated in U.S. dollars. Most of our direct sales in the United Kingdom, Germany, France, the Benelux, Canada and Japan are denominated in local currencies and totaled $26.6 million (32% of total revenues) for the first six months of 2005. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Historically, foreign exchange gains and losses have been immaterial to our results of operations. However, we cannot predict whether these gains and losses will continue to be immaterial, particularly as we increase our direct sales outside North America. For example, we cannot predict whether other foreign exchange gains or losses in the future would have a material effect on our income. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but may do so in the future.
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
WE RELY UPON DISTRIBUTORS FOR PRODUCT SALES AND SUPPORT OUTSIDE OF NORTH AMERICA.
In the first six months of 2005, approximately 15% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors under contract in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a material adverse affect on our business, financial condition and results of operations.

IF WE CHOOSE TO ACQUIRE NEW AND COMPLEMENTARY BUSINESSES, PRODUCTS OR TECHNOLOGIES INSTEAD OF DEVELOPING THEM OURSELVES, WE MAY BE UNABLE TO COMPLETE THESE ACQUISITIONS OR MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE AN ACQUIRED BUSINESS OR TECHNOLOGY IN A COST-EFFECTIVE AND NON-DISRUPTIVE MANNER.
Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, from time to time we have acquired complementary businesses, products or technologies instead of developing them ourselves, and we may choose to do so in the future. For example, we acquired intellectual property relating to the Transfluor® technology from Xsira in March 2005 and acquired Axon in July 2004. We do not know if we will be able to complete any additional acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire involves considerable operational and financial risks and strains, including:
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
OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE STOCKHOLDERS TO LOSE A SUBSTANTIAL PART OF THEIR INVESTMENT IN OUR STOCK.
The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. In the twelve months ended June 30, 2005, the closing sales price of our common stock ranged from $17.85 to $25.30. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.
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
Foreign Currency Exchange
We are exposed to changes in foreign currency exchange rates primarily in the United Kingdom, Germany, France, the Benelux, Canada, Switzerland, Japan and South Korea, where we sell our products directly in local currencies. All other foreign sales are denominated in U.S. dollars and bear no exchange rate risk. However, a strengthening of the U.S. dollar could make our products less competitive in overseas markets. Gains and losses resulting from foreign currency transactions have historically been immaterial. A sensitivity analysis assuming a hypothetical 10% movement in exchange rates applied to our projected foreign sales for the remainder of 2005 indicated that such movement would not have a material effect on our business, operating results or financial condition. Translation gains and losses related to our foreign subsidiaries in the United Kingdom, Germany, Norway, Switzerland, Japan, South Korea, China and Australia are accumulated as a separate component of stockholders’ equity. We do not currently engage in foreign currency hedging transactions, but may do so in the future.
Interest and Investment Income
Our interest and investment income is subject to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. We invest our excess cash primarily in demand deposits with U.S. banks and money market accounts and short-term securities. These securities are carried at market value, which approximate cost, typically mature or are redeemable within 90 days to two years and bear minimal risk. We have not experienced any significant losses on these investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at June 30, 2005 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending upon actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense
In connection with the acquisition of Axon, we entered into a senior unsecured credit facility with Union Bank of California, N.A., which provides us with a revolving credit facility in the amount of up to $30.0 million. The revolving credit facility is guaranteed by our domestic subsidiaries. All loans outstanding under the senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus 0.50% or the London InterBank Offered Rate (LIBOR) plus 1.25%. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our debt balance at June 30, 2005 indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no balance at quarter end. Actual gains or losses in the future may differ materially from this analysis, depending on the level of our outstanding debt and changes in the timing and amount of interest rate movements.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding repurchases of our common stock pursuant to our stock repurchase program during the quarter ended June 30, 2005.

	Total		Total Number of	Maximum Number
	Number of	Average Price	Shares Purchased as	of Shares that
	Shares	Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Programs

April 1, 2005 through April 30, 2005	—	—	—	—
May 1, 2005 through May 31, 2005	200,000	$19.33	200,000	1,478,000
June 1, 2005 through June 30, 2005	—	—	—	—

Total	200,000	$19.33	200,000	1,478,000
On August 2, 2001, we announced that our Board of Directors had approved our current stock repurchase program, pursuant to which we were authorized and did repurchase 1,500,000 shares of our common stock. On October 25, 2001, our Board of Directors determined to continue the stock repurchase program and authorized the repurchase of an additional 1,500,000 shares of our common stock, all of which have since been repurchased. On July 29, 2004, our Board of Directors again determined to continue the stock repurchase program and authorized the repurchase of an additional 1,500,000 shares of our common stock, all of which have since been repurchased. On February 17, 2005, our Board of Directors authorized the repurchase of an additional 1,500,000 shares of our common stock under the stock repurchase program, under which 22,000 shares have been repurchased. The stock repurchase program will continue until all 1,478,000 shares currently approved for repurchase under the stock repurchase program have been repurchased, unless terminated earlier by our Board of Directors. In the event that all of such shares have been repurchased, our Board of Directors may again determine to continue our stock repurchase program and authorize management to repurchase additional shares of our common stock.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 26, 2005, our 2005 Annual Meeting of Stockholders was held at our corporate offices in Sunnyvale, California. During this meeting, our stockholders voted on the following three proposals:
(a) Proposal to elect directors to serve for the ensuing year and until their successors are elected:

	For	Authority Withheld
Joseph D. Keegan, Ph.D.	14,471,835	958,002
Moshe H. Alafi	9,775,705	5,654,132
David L. Anderson	13,035,399	2,394,438
A. Blaine Bowman	14,458,078	971,759
Paul Goddard, Ph.D.	10,717,096	4,712,741
Andre F. Marion	14,273,172	1,156,665
Harden M. McConnell, Ph.D.	14,474,706	955,131
J. Allan Waitz, Ph.D.	14,126,993	1,302,844
(b) Proposal to approve the Molecular Devices Corporation 2005 Equity Incentive Plan:

For	Against	Abstain	Broker Non-Vote
7,956,645	4,884,119	35,029	2,554,044
(c) Proposal to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005:

For	Against	Abstain
15,180,236	243,694	5,907

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Amendment to Certificate of Incorporation.

4.1(1)	Specimen Certificate of Common Stock of the Registrant.

10.50(3)	Form of Stock Option Agreement for Non-Employee Directors under the 1995 Stock Option Plan.

10.52(4)	2005 Equity Incentive Plan.

10.53(4)	Form of Stock Option Agreement under the 2005 Equity Incentive Plan.

10.54(4)	Form of Stock Option Agreement for Non-Employee Director under the 2005 Equity Incentive Plan.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 1, 2002.

(3)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on April 18, 2005.

(4)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on June 1, 2005.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Molecular Devices Corporation

Date: August 5, 2005	By:	/s/ TIMOTHY A. HARKNESS

Timothy A. Harkness
Senior Vice President and Chief Financial Officer
(Duly Authorized and Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Amendment to Certificate of Incorporation.

4.1(1)	Specimen Certificate of Common Stock of the Registrant.

10.50(3)	Form of Stock Option Agreement for Non-Employee Directors under the 1995 Stock Option Plan.

10.52(4)	2005 Equity Incentive Plan.

10.53(4)	Form of Stock Option Agreement under the 2005 Equity Incentive Plan.

10.54(4)	Form of Stock Option Agreement for Non-Employee Director under the 2005 Equity Incentive Plan.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 1, 2002.

(3)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on April 18, 2005.

(4)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on June 1, 2005.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.