Form 10-Q
period 2005-09-30
MOLECULAR DEVICES CORP
filed 2005-11-09
CIK 1003113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2005, 16,492,528 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

MOLECULAR DEVICES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$12,191	$30,175
Accounts receivable, net	37,336	36,995
Inventories, net	24,021	25,785
Deferred tax assets	8,239	9,654
Prepaids and other current assets	2,562	2,780

Total current assets	84,349	105,389
Equipment and leasehold improvements, net	10,149	11,762
Goodwill	104,228	104,228
Intangible assets	39,630	30,243
Other assets	3,179	3,607

Total assets	$241,535	$255,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,866	$7,085
Accrued compensation	7,152	8,447
Other accrued liabilities	9,820	14,995
Deferred revenue	6,766	7,306

Total current liabilities	31,604	37,833
Other long-term liabilities	1,060	1,452
Deferred tax liabilities	5,296	5,324

Total liabilities	37,960	44,609
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.001 par value; 60,000,000 shares authorized; 19,872,618 and 19,363,579 shares issued and 16,477,850 and 17,152,610 shares outstanding at September 30, 2005 and December 31, 2004, respectively	20	19
Additional paid-in capital	267,147	262,676
Retained earnings (accumulated deficit)	1,656	(8,873)
Treasury stock, at cost; 3,394,768 and 2,429,446 shares at September 30, 2005 and December 31, 2004, respectively	(66,519)	(46,595)
Deferred stock compensation	—	(113)
Accumulated other comprehensive income	1,271	3,506

Total stockholders’ equity	203,575	210,620

Total liabilities and stockholders’ equity	$241,535	$255,229

The accompanying notes are an integral part of these statements

MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$45,156	$41,502	$128,758	$101,044
Cost of revenues	17,393	15,802	50,040	38,120

Gross profit	27,763	25,700	78,718	62,924

Operating expenses:
Research and development	6,421	6,432	18,956	15,158
Selling, general and administrative	14,947	13,828	43,854	36,364
Acquired in-process research and development	—	5,000	—	5,000

Total operating expenses	21,368	25,260	62,810	56,522

Income from operations	6,395	440	15,908	6,402
Interest and other income, net	46	41	19	126

Income before income taxes	6,441	481	15,927	6,528
Income tax provision	(1,793)	(1,749)	(5,398)	(3,862)

Net income (loss)	$4,648	$(1,268)	$10,529	$2,666

Basic net income (loss) per share	$0.28	$(0.07)	$0.63	$0.17

Diluted net income (loss) per share	$0.28	$(0.07)	$0.61	$0.17

Shares used in computing basic net income (loss) per share	16,567	17,751	16,841	15,557

Shares used in computing diluted net income (loss) per share	16,890	17,751	17,158	16,055

The accompanying notes are an integral part of these statements

MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$10,529	$2,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,902	4,165
Amortization of intangible assets	2,195	689
Amortization of deferred stock compensation	113	56
Charge for acquired in-process research and development	—	5,000
Loss on disposal of fixed assets	5	23
Equity investment exchanged for services	393	392
Income tax benefit realized as a result of employee exercises of stock options	537	—
(Increase) decrease in assets:
Accounts receivable, net	(1,713)	1,824
Inventories	34	116
Deferred tax assets	1,389	2,109
Other current assets	178	(280)
Increase (decrease) in liabilities:
Accounts payable	804	(3,108)
Accrued liabilities	(6,709)	(1,515)
Deferred revenue	(320)	(268)

Net cash provided by operating activities	12,337	11,869

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	—	9,850
Capital expenditures	(1,966)	(3,113)
Purchase of intangible assets	(10,084)	—
Increase in intangible assets	(2,057)	—
Decrease (increase) in other assets	429	(4,897)
Acquisitions, net of cash on hand	—	(45,089)

Net cash used in investing activities	(13,678)	(43,249)

Cash flows from financing activities:
Proceeds from borrowings on credit facility	—	15,000
Issuance of common stock, net	3,936	3,398
Purchase of treasury stock	(19,924)	(19,135)

Net cash used in financing activities	(15,988)	(737)

Effect of exchange rate changes on cash and cash equivalents	(655)	1,240

Net decrease in cash and cash equivalents	(17,984)	(30,877)
Cash and cash equivalents at beginning of period	30,175	50,260

Cash and cash equivalents at end of period	$12,191	$19,383

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
The unaudited condensed consolidated financial statements include the accounts of Molecular Devices and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements contained herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.
Note 2. Stock Based Compensation
As permitted by the Financial Accounting Standards Board (“FASB”) Statement No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” as amended, we apply the intrinsic value method of accounting as described in Accounting Principles Board Opinion No. 25 (“APB Opinion 25”) and related interpretations in accounting for our stock option plans and, accordingly, recognize no compensation expense for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant. If we had elected to recognize compensation cost based on the fair value of the options granted on their grant date and shares issued under stock purchase plans as prescribed by FAS 123, net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) — as reported	$4,648	$(1,268)	$10,529	$2,666
Plus: Stock based employee compensation expense included in reported net income, net of tax	—	57	113	57
Less: Stock based compensation expense determined using the fair value method, net of tax	(2,004)	(2,177)	(5,464)	(5,227)

Net income (loss) — pro forma	$2,644	$(3,388)	$5,178	$(2,504)

Net income (loss) per share:

Basic — as reported	$0.28	$(0.07)	$0.63	$0.17
Basic — pro forma	$0.16	$(0.19)	$0.31	$(0.16)
Diluted — as reported	$0.28	$(0.07)	$0.61	$0.17
Diluted — pro forma	$0.16	$(0.19)	$0.30	$(0.16)

The fair value of each option was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three and Nine Months
	Ended September 30,
	2005	2004
Expected dividend yield	0%	0%
Expected stock price volatility	77%	53-78%
Risk-free interest rate	4%	1.5-4.5%
Expected life of options	6.0 years	2 - 7.5 years
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
Note 3. Balance Sheet Components (in thousands)

	September 30,	December 31,
	2005	2004
Inventories:
Raw materials	$10,952	$12,521
Work-in-process	2,166	2,202
Finished goods and demonstration equipment	10,903	11,062

	$24,021	$25,785

Other accrued liabilities:
Accrued income taxes	$1,766	$3,128
Warranty accrual	2,476	2,276
Other	5,578	9,591

	$9,820	$14,995

Note 4. Intangible Assets
At September 30, 2005 and December 31, 2004, purchased intangible assets not subject to amortization totaled $10.8 million and consisted of tradenames valued at $9.3 million and distribution rights valued at approximately $1.5 million.
Purchased intangible assets subject to amortization over ten years consist of patents, developed technology, license fees, and certain tradenames. Purchased intangible assets subject to amortization over one year consist of order backlog. The gross and net carrying value of these assets at September 30, 2005 and December 31, 2004 were included as intangible assets in the condensed consolidated balance sheets and were as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Order backlog	$100	$100	$—
Patents	1,372	575	797
Developed technology	28,868	2,859	26,009
Tradenames	200	10	190
License fees	2,688	707	1,981

Total at September 30, 2005	$33,228	$4,251	$28,977

Order backlog	$100	$42	$58
Patents	1,372	472	900
Developed technology	17,368	1,029	16,339
License fees	2,688	513	2,175

Total at December 31, 2004	$21,528	$2,056	$19,472

The estimated future amortization expense of purchased intangible assets as of September 30, 2005 was as follows (in thousands):

Amortization
For the year ending December 31,	Expense
2005 (remaining three months)	$874
2006	3,303
2007	3,303
2008	3,303
2009	3,303
Thereafter	14,891

$28,977

Note 5. Net Income (Loss) Per Share
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$4,648	$(1,268)	$10,529	$2,666

Denominator for basic earnings per share — weighted average common shares outstanding	16,567	17,751	16,841	15,557

Effect of dilutive securities — employee stock options	323	—	317	498

Denominator for diluted earnings per share — weighted average common shares outstanding plus dilutive securities	16,890	17,751	17,158	16,055

Basic net income (loss) per share	$0.28	$(0.07)	$0.63	$0.17

Diluted net income (loss) per share	$0.28	$(0.07)	$0.61	$0.17

For the three and nine months ended September 30, 2005, the total number of shares excluded from the calculations of diluted net income per share was 1,587,106 and 1,859,573, respectively, as the weighted-average exercise price of these outstanding stock options was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. For the three month period ended September 30, 2004, we recorded a net loss and therefore have excluded all outstanding stock options from the calculation of diluted net loss per share as their effect would have been anti-dilutive. For the nine months ended September 30, 2004, the total number of shares excluded from the calculations of diluted net income per share was 1,786,372.

Note 6. Comprehensive Income (Loss)
Comprehensive income (loss), net of tax, was approximately $4.7 million and $8.3 million for the three and nine month periods ended September 30, 2005, respectively, and ($139,000) and $3.0 million for the three and nine month periods ended September 30, 2004, respectively. The differences between reported net income and comprehensive income were principally comprised of changes in accumulated foreign currency translation, which was recorded in stockholders’ equity.
Note 7. Restructuring
On July 1, 2004, we acquired all of the outstanding capital stock of Axon Instruments, Inc. (“Axon”). Concurrent with the acquisition, we implemented an integration plan that included the termination of Axon employees, the relocation or transfer to other sites of employees and the closure of duplicate facilities. Costs for this plan associated with employee severance and relocation totaled $500,000 and costs associated with the closure of duplicate facilities totaled $2.2 million. In the fourth quarter of 2004, we implemented an integration plan which included the termination of additional employees. Termination costs related to Molecular Devices employees totaled $1.2 million. Activity for restructuring charges for the nine months ended September 30, 2005 was as follows (in thousands):

			Balance at		Adjustments	Balance at
	Beginning		December		Included in Net	September 30,
	Balance	Payments	31, 2004	Payments	Income	2005
Axon employee severance and relocation	$500	$(365)	$135	$(35)	$(100)	$—

Closure of duplicate facilities	2,200	—	2,200	(751)	(54)	1,395

Molecular Devices employee severance	1,157	(124)	1,033	(972)	(61)	—

Total	$3,857	$(489)	$3,368	$(1,758)	$(215)	$1,395

Note 8. Commitments and Contingencies
GUARANTEES
Under our charter, we have agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person serving or having served as an officer or director of Molecular Devices or having served, at our request, as an officer or director of another company. The indemnification does not apply if the person is determined not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of Molecular Devices. The maximum potential amount of future payments that we could be required to make under the charter provision and the corresponding indemnification agreements is unlimited; however, we have director’s and officer’s liability insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. Most of these indemnification provisions were grandfathered under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” as they were in effect prior to December 31, 2003. Accordingly, we had no liabilities recorded for these provisions as of September 30, 2005.
We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of September 30, 2005.

WARRANTY
At the time of sale, we record an estimate for warranty costs that may be incurred under product warranties. Our standard warranty generally includes parts and labor for a twelve month period. Warranty expense and activity are estimated based on historical experience. The warranty accrual is evaluated periodically and adjusted for changes in experience. Changes in the warranty liability during the nine months ended September 30, 2005 were as follows (in thousands):

Balance at December 31, 2004	$2,276
New warranties issued during the period	1,913
Cost of warranties incurred during the period	(1,713)

Balance at September 30, 2005	$2,476

Note 9. Revolving Credit Facility
In connection with the acquisition of Axon, we entered into a senior unsecured credit facility with Union Bank of California, N.A., which provides us with a revolving credit facility in the amount of up to $30.0 million. The revolving credit facility is guaranteed by our domestic subsidiaries. All loans outstanding under the senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus 0.50% or the London InterBank Offered Rate (LIBOR) plus 1.25%. The revolving credit facility may be drawn, paid and reborrowed at our option, and matures on July 1, 2007. The revolving credit facility had no outstanding balance as of September 30, 2005 and December 31, 2004. At September 30, 2005, we were in compliance with all of the credit facility covenants.

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
We are deriving an increasing portion of our revenues from overseas operations. Sales to customers outside of the United States accounted for 42% and 44% of total revenues during the third quarter and first nine months of 2005, respectively, and 39% and 42% of total revenues during the third quarter and first nine months of 2004, respectively. We anticipate that international sales will account for an increasing percentage of revenues in the future, and we expect to continue expanding our international operations in order to take advantage of increasing international market opportunities.
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

RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
REVENUES. Revenues increased by 9% to $45.2 million in the third quarter of 2005 from $41.5 million in the third quarter of 2004. Drug discovery product family revenues in the third quarter of 2005 increased by 10% compared to the third quarter of 2004, and represented 39% of total revenue during the quarter. Life sciences research product family revenues in the third quarter of 2005 increased by 8% compared to the third quarter of 2004, and represented 61% of total revenue during the quarter. The $3.7 million increase in revenues was due to $1.5 million increase in drug discovery products, including FLIPR and IonWorks, and $2.2 million of growth in life sciences research products, including our SpectraMax, GenePix, Skatron and Threshold product lines.
Revenues increased by 28% to $128.8 million in the first nine months of 2005 from $101.0 in the first nine months of 2004. Drug discovery product family revenues in the first nine months of 2005 increased by 21% compared to the first nine months of 2004, and represented 40% of total revenues during the period. Life sciences research product family revenues in the first nine months of 2005 increased by 32% compared to the first nine months of 2004, and represented 60% of total revenues during the period. The $27.8 million increase in revenues was due to sales of our acquired Axon product lines in the first and second quarter of 2005 of $22.2 million, including PatchXpress, ImageXpress, GenePix and Axopatch, $5.3 million in growth in life sciences research products including our SpectraMax and Threshold product lines and MetaMorph software, and $300,000 in growth in drug discovery products including FLIPR and IonWorks, offset by declines in Analyst and Discovery-1 sales.
GROSS PROFIT. Gross profit remained largely unchanged at 61.5% in the third quarter of 2005 compared to 61.9% in the same period of the prior year.
Gross profit decreased to 61.1% in the first nine months of 2005 compared to 62.3% in the same period of the prior year, primarily due to the addition of lower margin products acquired from Axon.
RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $6.4 million in both the third quarter of 2005 and the third quarter of 2004. Research and development expenses increased in the first nine months of 2005 by 25% to $19.0 million from $15.2 million in the first nine months of 2004. The increase was primarily due to additional salary, benefits and other expenses associated with increased headcount, largely driven by the acquisition of Axon in the third quarter of 2004.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the third quarter of 2005 increased by 8% to $14.9 million from $13.8 million in the third quarter of 2004. The increase was primarily due to $800,000 of expenses associated with increased headcount, and $300,000 of increased amortization due to acquired intangible assets.
Selling, general and administrative expenses in the first nine months of 2005 increased by 21% to $43.9 million from $36.4 million in the first nine months of 2004. The increase was primarily due to $5.1 million of additional salary, benefits and other expenses associated with increased headcount, largely driven by the acquisition of Axon in the third quarter of 2004, $1.6 million of increased amortization due to acquired intangible assets, and $800,000 of increased accounting and consulting fees associated with Sarbanes-Oxley Section 404 compliance.
INTEREST AND OTHER INCOME, NET. Interest and other income, net was $46,000 in the third quarter of 2005, compared to $41,000 in the third quarter of 2004. Interest and other income, net was $19,000 in the first nine months of 2005, compared to $126,000 in the first nine months of 2004. The decrease in the nine-month periods was primarily due to the unfavorable impact of foreign exchange rates and a decrease in interest income due to lower cash and investment balances.
INCOME TAX PROVISION. We recorded a tax provision of $1.8 million for the third quarter of 2005 compared to $1.7 million in the third quarter of 2004. The income tax provision for the first nine months of 2005 was $5.4 million as compared to $3.9 million in the first nine months of 2004. In the third quarter of 2005 we booked a discrete item related to a prior year federal and state income tax return to provision adjustment benefit in the amount of $1.0 million and a tax expense of $300,000 related to the write-off of a deferred tax asset recorded with respect to undistributed earnings of a foreign subsidiary. In the third quarter of 2004 we booked a discrete item due to the non-deductible write-off of acquired in-process research and development. The tax provision for the third quarter and the first nine months of 2005, excluding the impact of the discrete item, was based on a 38% annual estimated effective income tax rate for 2005, up from 34% in the third quarter and the first nine months of 2004. The increase was primarily due to the reduction of federal and state research and development credits. The effective tax rate for the third quarter and first nine months of 2005, including the impact of the discrete item, was 28% and 34%, respectively. The effective tax rate for the third quarter and first nine months of 2004, including the impact of the discrete item, was 364% and 59%, respectively. The effective tax rates are calculated on profit before tax.
Liquidity and Capital Resources
We had cash, cash equivalents and short and long-term investments of $12.2 million at September 30, 2005, compared to $30.2 million at December 31, 2004. Operating activities in the first nine months of 2005 provided $12.3 million of cash, compared to $11.9 million in the first nine months of 2004, primarily due to increased net income, offset by lower cash generated by collections on accounts receivable and a higher payout of accrued liabilities, which included a $3.0 million income tax payment related to the gain on the sale of equity securities in the fourth quarter of 2004.

We used $13.7 million of cash in investing activities in the first nine months of 2005, primarily due to $10.1 million used to acquire intangible assets from Xsira Pharmaceuticals, Inc. (“Xsira”) in March 2005. In the first nine months of 2004, we used $43.2 million of cash in investing activities, primarily used to acquire Axon.
In the first nine months of 2005, cash used in financing activities was $16.0 million. We repurchased 965,000 shares of our common stock for $19.9 million and raised $3.9 million from the issuance of common stock associated with stock option exercises and shares issued under our employee stock purchase plan. In the first nine months of 2004, we used $700,000 of cash in financing activities, primarily for the repurchase of shares of our common stock for $19.1 million, offset by a $15.0 million draw down on our revolving credit facility established to assist in financing the Axon acquisition and $3.4 million raised from the issuance of common stock associated with stock option exercises and shares issued under our employee stock purchase plan. We terminated our employee stock purchase program in the third quarter of 2005 and will not receive funds from this program in the future. The timing of and amounts received under our employee stock option plans are determined by the decisions of the respective option or rights holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock under our employee stock option plans should not be considered an indication of additional funds to be raised in future periods.
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
The timing of capital equipment purchases by our customers has been and is expected to continue to be uneven and difficult to predict. Our products represent major capital purchases for our customers. Accordingly, our customers generally take a relatively long time to evaluate our products, and a significant portion of our revenue is typically derived from sales of a small number of relatively high-priced products. Purchases are generally made by purchase orders and not long-term contracts. Delays in receipt of anticipated orders for our relatively high priced products could lead to substantial variability from quarter to quarter. Furthermore, we have historically received purchase orders and made a significant portion of each quarter’s product shipments near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could have a material adverse affect on results of operations for that quarter.
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
IF WE ARE NOT SUCCESSFUL IN DEVELOPING NEW AND ENHANCED PRODUCTS, WE MAY LOSE MARKET SHARE TO OUR COMPETITORS.
The life sciences instrumentation market is characterized by rapid technological change and frequent new product introductions. In the twelve months ended September 30, 2005, 74% of our revenues were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing or commercializing them, which would harm our business. Any significant delay in releasing new systems could cause our revenues to suffer, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.
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
WE HAVE SIGNIFICANTLY EXPANDED OUR INTERNATIONAL OPERATIONS, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL BUSINESS ACTIVITIES.
We maintain facilities in the United Kingdom, Germany, Norway, Japan, South Korea, Australia and China. In addition to the increase in our international operations, we are also deriving an increasing portion of our revenues from customers located outside of the United States. Sales to customers outside of the United States accounted for approximately 44% our revenues during the first nine months of 2005, and we anticipate that international sales will continue to account for a significant portion of our revenues. A key aspect of our business strategy has been and is to expand our sales and support organizations internationally in order to take advantage of increasing international market opportunities resulting from worldwide growth in the life sciences industry.
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
In addition, all of our sales to international distributors are denominated in U.S. dollars. Most of our direct sales in the United Kingdom, Germany, France, the Benelux, Canada, Japan, South Korea and China are denominated in local currencies and totaled $40.8 million (32% of total revenues) for the first nine months of 2005. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Historically, foreign exchange gains and losses have been immaterial to our results of operations. However, we cannot predict whether these gains and losses will continue to be immaterial, particularly as we increase our direct sales outside North America. For example, we cannot predict whether other foreign exchange gains or losses in the future would have a material effect on our income. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but may do so in the future.
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

WE RELY UPON DISTRIBUTORS FOR PRODUCT SALES AND SUPPORT OUTSIDE OF NORTH AMERICA.
In the first nine months of 2005, approximately 15% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors under contract in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a material adverse affect on our business, financial condition and results of operations.
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
OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE STOCKHOLDERS TO LOSE A SUBSTANTIAL PART OF THEIR INVESTMENT IN OUR STOCK.
The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. In the twelve months ended September 30, 2005, the closing sales price of our common stock ranged from $18.16 to $25.30. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.
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
Foreign Currency Exchange
We are exposed to changes in foreign currency exchange rates primarily in the United Kingdom, Germany, France, the Benelux, Canada, Switzerland, Japan, South Korea and China, where we sell our products directly in local currencies. All other foreign sales are denominated in U.S. dollars and bear no exchange rate risk. However, a strengthening of the U.S. dollar could make our products less competitive in overseas markets. Gains and losses resulting from foreign currency transactions have historically been immaterial. A sensitivity analysis assuming a hypothetical 10% movement in exchange rates applied to our projected foreign sales for the remainder of 2005 indicated that such movement would not have a material effect on our business, operating results or financial condition. Translation gains and losses related to our foreign subsidiaries in the United Kingdom, Germany, Norway, Switzerland, Japan, South Korea, China and Australia are accumulated as a separate component of stockholders’ equity. We do not currently engage in foreign currency hedging transactions, but may do so in the future.
Interest and Investment Income
Our interest and investment income is subject to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. We invest our excess cash primarily in demand deposits with U.S. banks and money market accounts and short-term securities. These securities are carried at market value, which approximate cost, typically mature or are redeemable within 90 days to two years and bear minimal risk. We have not experienced any significant losses on these investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at September 30, 2005 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending upon actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense
In connection with the acquisition of Axon, we entered into a senior unsecured credit facility with Union Bank of California, N.A., which provides us with a revolving credit facility in the amount of up to $30.0 million. The revolving credit facility is guaranteed by our domestic subsidiaries. All loans outstanding under the senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus 0.50% or the London InterBank Offered Rate (LIBOR) plus 1.25%. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our debt balance at September 30, 2005 indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no balance at quarter end. Actual gains or losses in the future may differ materially from this analysis, depending on the level of our outstanding debt and changes in the timing and amount of interest rate movements.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding repurchases of our common stock pursuant to our stock repurchase program during the quarter ended September 30, 2005.

	Total		Total Number of	Maximum Number
	Number of	Average Price	Shares Purchased as	of Shares that
	Shares	Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Programs

July 1, 2005 through July 31, 2005	73,322	$21.15	73,322	1,404,678
August 1, 2005 through August 31, 2005	295,000	20.72	295,000	1,109,678
September 1, 2005 through September 30, 2005	—	—	—	—

Total	368,322	$20.80	368,322	1,109,678
On August 2, 2001, we announced that our Board of Directors had approved our current stock repurchase program, pursuant to which we were authorized and did repurchase 1,500,000 shares of our common stock. On October 25, 2001, our Board of Directors determined to continue the stock repurchase program and authorized the repurchase of an additional 1,500,000 shares of our common stock, all of which have since been repurchased. On July 29, 2004, our Board of Directors again determined to continue the stock repurchase program and authorized the repurchase of an additional 1,500,000 shares of our common stock, all of which have since been repurchased. On February 17, 2005, our Board of Directors authorized the repurchase of an additional 1,500,000 shares of our common stock under the stock repurchase program, under which 390,322 shares had been repurchased as of September 30, 2005. The stock repurchase program will continue until all 1,109,678 shares currently approved for repurchase under the stock repurchase program have been repurchased, unless terminated earlier by our Board of Directors. In the event that all of such shares have been repurchased, our Board of Directors may again determine to continue our stock repurchase program and authorize management to repurchase additional shares of our common stock.

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
Molecular Devices Corporation

Date: November 9, 2005	By:	/s/ TIMOTHY A. HARKNESS
Timothy A. Harkness
Chief Financial Officer and Senior Vice President Finance and Operations (Duly Authorized and Principal Financial and Accounting Officer)

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