Form 10-K
period 2005-12-31
MOLECULAR DEVICES CORP
filed 2006-03-16
CIK 1003113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 0-27316

MOLECULAR DEVICES CORPORATION
(Exact name of Registrant as Specified in Its Charter)

DELAWARE	94-2914362
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1311 ORLEANS DRIVE, SUNNYVALE, CALIFORNIA (Address of Principal Executive Offices)	94089 (Zip code)

(408) 747-1700
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (check one): Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2005, based upon the last sale price reported for such date on The NASDAQ Stock Market, Inc. was $170,122,427.*

The number of outstanding shares of the registrant’s Common Stock as of March 8, 2006 was 16,919,185.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Proxy Statement for Registrant’s 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*	Excludes approximately 7,854,221 shares of common stock held by directors, officers and holders of 5% or more of the registrant’s outstanding common stock at June 30, 2005. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

Except for the historical information contained herein, this Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, those discussed in Item 1A — “Risk Factors,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A — “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in the Company’s future Securities and Exchange Commission (“SEC”) reports. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We assume no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results. Accordingly, we caution readers not to place undue reliance on these statements.

PART I

Item 1.	Business.

The Company

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

Industry Background

In recent years, research in the life sciences industry has accelerated as funding from major private and public sources has significantly increased. This expansion of research activity has yielded discoveries that are currently fueling a revolution in our understanding of human health and disease. One major milestone, the sequencing of the human genome, was widely celebrated not only as an important scientific advance in itself, but also as a starting point for a much broader exploration of fundamental biological processes. The genome map is significant because genes and the proteins they encode play a central role in every aspect of the body’s functioning. Learning which genes code for various proteins, which proteins are involved in different biological events and how these proteins function or malfunction are all challenges that are now being tackled by scientists on an unprecedented scale. By better understanding biology at the level of genes, proteins and cells, researchers hope to discover the underlying causes of human diseases and determine new ways to treat them.

Because of their critical role in the body, proteins that malfunction or are present in abnormal quantities can cause problems that are manifested as diseases. Drugs typically fight illness by binding to such proteins, known as “targets,” and modifying their behavior to reduce their disease-causing effects. Collectively, all of the pharmacologically active drugs currently on the market are aimed at approximately 400 distinct protein targets in the human body. The human genome map has revealed the existence of an additional 3,000 to 5,000 targets that may be associated with a variety of diseases. This expansion in the number of potential drug targets is driving increased activity in two areas of scientific inquiry, basic life sciences research and drug discovery.

Understanding the role of genes and proteins in human health is a goal of basic life sciences research, which is conducted by a variety of pharmaceutical, biotechnology, academic and other organizations. The proliferation of genomic information and uncharacterized protein targets has enhanced the importance of such basic research in all of these settings. The process of gathering this wide range of new biological information involves a variety of techniques and tools. To identify genes and understand their functioning, researchers use microarray scanners, instruments that are designed to read gene chips. Studying proteins can involve a large number of “test tube” experiments; today, many such experiments are no longer performed in test tubes, but in plates with an array of wells known as “microplates.” With microplates, data can be obtained much more quickly than in the past using instruments called microplate readers. In addition to gene and isolated protein studies, biologists often conduct research on cells using the techniques of microscopy and electrophysiology. Electrophysiology is concerned with the flow of ions into and out of cells and utilizes electrical recording to measure this flow. The large toolkit available to life sciences researchers, including the methods mentioned above, is currently enabling a significant expansion in our understanding of disease processes.

Once a protein’s link to a disease is understood, the task of finding a drug that acts on the protein and treats the disease is undertaken primarily by pharmaceutical and biotechnology companies. These companies typically own “libraries” of drug candidates comprising hundreds of thousands, or even millions, of chemical compounds. In order to determine which compounds are effective against a particular target, a test, or assay, must be developed to detect whether a compound has modified the behavior of the target, then this test must be repeated for each compound in the library. In recent years, this “screening” process has become a focal point of drug discovery as companies have invested in automated, high-throughput equipment to handle the increasing numbers of new targets and compounds. The increase in potential targets represents an important opportunity for pharmaceutical companies, many of which are struggling with depleted product pipelines and patent expirations on top-selling drugs. In order to capitalize on emerging targets and bring the next generation of drugs to the market, pharmaceutical companies are increasing their investment in three key areas: high-throughput imaging, industrialization and safety profiling.

High-Throughput Imaging

One of the most powerful ways to study the activity of unknown or poorly-characterized proteins is to visualize their movements within cells. By capturing images of proteins at work, researchers obtain more detailed information about potential drug targets than is possible with non-image-based methods. Life sciences researchers have used microscopes to visualize cellular events for centuries; more recently, digital cameras and sophisticated image analysis software have greatly enhanced this process. The latest advance in this field has been the automation of image capture and analysis to allow tens of thousands of microscopic cellular assays to be performed in a single day. This technology is particularly attractive to pharmaceutical companies, which need high-throughput imaging to capitalize on new drug targets and want to run these tests on thousands or even millions of chemical compounds. We are a leader in high-throughput imaging systems and software. In 2005 we released the ImageXpress® Micro, our fully automated system for capturing and interpreting cellular images, and in 2006 we released the ImageXpress ULTRAtm, our high-speed, confocal imaging system.

Industrialization

The recent increase in the number of potential drug targets has been accompanied by an expansion in the number of chemical compounds that pharmaceutical companies have developed as drug candidates. Under mounting pressure to fill their product pipelines, drug companies would like to test these compounds against new targets as quickly and efficiently as possible. As a result, many large pharmaceutical companies are implementing drug screening “factories” in which chemical compounds are run through a battery of cellular and biochemical tests on automated, high-speed equipment. These industrial facilities operate 24 hours a day, 7 days a week. Accordingly, minimizing the downtime of instruments is a top priority. This trend toward industrialization can also be seen among biotech companies, smaller pharmaceutical companies and even large academic institutions, organizations that have not traditionally invested heavily in automated drug screening equipment. We were among the first companies to recognize and address this market need, and the latest generations of our FLIPR and Analyst systems offer unprecedented speed and reliability for the industrialized drug discovery environment.

Safety Profiling

In recent years, several top-selling drugs have been withdrawn from the market due to safety concerns, resulting in financial losses, negative publicity and ongoing litigation for some major pharmaceutical companies. As a result, drug companies are strengthening their efforts to understand more thoroughly the “safety profile” of prospective drugs before they are launched. Developing such a profile requires increased testing of a candidate compound to determine whether it interacts with certain biological pathways that are associated with dangerous side-effects. Among the most important of these pathways are those involving ion channels, cellular structures that mediate many key biological processes such as heart muscle contractions. Accordingly, ion channel testing is receiving increased attention as a way of identifying compounds that may put patients at risk for cardiac arrest. We are a leading supplier of tools that enable the rapid screening of ion channels with our IonWorks Quattro and PatchXpress systems.

Our Products

We offer a full range of high-performance bioanalytical tools including automated systems for pharmaceutical screening and a variety of general-purpose research instruments. We group our product offerings into two families, life sciences research and drug discovery, to reflect the markets they primarily address. We operate in a single industry segment. We had revenues of $181.2 million in 2005, $148.5 million in 2004 and $115.6 million in 2003. Most of our products use optical technologies to detect the results of biological tests that occur in microplates. A microplate is a disposable vessel comprised of a standardized array of 96, 384 or 1,536 wells that are similar to small test tubes. This format has been widely adopted by scientists because it allows many experiments to be performed in parallel, enhancing the efficiency of research efforts. In recent years, customers have increasingly sought the cost and throughput benefits of the higher-density 384 and 1,536 well configurations, a trend that we expect to continue.

Life Sciences Research Products

Our life sciences research products, which represented 60% of total revenues in 2005, 59% of total revenues in 2004 and 55% of total revenues in 2003, encompass our SpectraMax®, GenePix®, MetaMorph®, Cellular Neurosciences, Liquid Handling and Threshold® product lines.

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

SpectraMax

Our SpectraMax strategy has been to continue to introduce new products that include first-of-a-kind features, as well as to offer varying feature sets and price points to address different market segments. We have historically focused on the premium end of the microplate reader market through offering products with advanced capabilities. Some of the first-of-a-kind features that we have pioneered include the first reader and software capable of kinetic analysis, the first monochromator-based reader that enabled continuous wavelength selection and the first reader capable of performance comparable to a spectrophotometer. In each case, we believe that the innovation helped expand the utility of microplate readers and, more broadly, the available market for microplate readers. Our SpectraMax family currently includes the following products:

•	EMax®. This product is aimed at the market for traditional microplate readers that do not require kinetic capability. We introduced it to provide a reader for customers in academia and other customers with restricted capital budgets.

•	VMax®. This was the first microplate reader to offer kinetic read capability and is designed to address the needs of biochemists.

•	VersaMaxtm. The VersaMax is our low cost variable wavelength offering that provides kinetic capability and temperature control.

•	SpectraMax 340PC384. This product is a visible range microplate spectrophotometer, offering tunability and the additional capability of our patented PathCheck® Sensor technology, which corrects common variability problems across wells of microplates.

•	SpectraMax 190. The predecessor to this product was the world’s first microplate reader that incorporated a monochromator for continuous wavelength selection. Wavelength selection provides for enhanced convenience and flexibility in assay design. In addition, the SpectraMax 190 also includes our patented PathCheck Sensor technology.

•	SpectraMax Plus384. The SpectraMax Plus384 combines the high-throughput of a microplate reader with the performance of a cuvette-based spectrophotometer as a result of our patented PathCheck Sensor technology. It is capable of reading wavelengths as short as 190 nanometers and as long as 1,000 nanometers, the equivalent range to a spectrophotometer, and is compatible with both 96-well and 384-well microplates.

•	Gemini XPS. Gemini was the world’s first dual-scanning microplate spectrofluorometer, a configuration that allows the user to automatically optimize the instrument for particular assays. The Gemini XPS, introduced in 2004, is the most sensitive version of Gemini yet and is capable of fluorescence, luminescence and time-resolved fluorescence measurements.

•	Gemini EM. The Gemini EM features the ability to read microplates from either the top or the bottom, a capability that enables it to perform complex cell-based assays.

•	LMax II384. LMax was our first reader to offer customers sensitive luminescence detection in a bench-top instrument. The second generation of LMax adds improved sensitivity, 384-well detection and the capability to integrate with laboratory robots.

•	SpectraMax M2/M2[e]. These instruments incorporate the dual-scanning monochromator technology of the Gemini family into a multimode reader with both absorbance and fluorescence detection. SpectraMax M2/M2[e] can read 96 and 384 well microplates using any of four different scanning techniques. This combination of features makes the SpectraMax M2/M2[e] highly versatile instruments capable of a wide range of applications.

•	SpectraMax M5. Introduced in 2004, this instrument expands our multimode reader family by offering the performance features of the SpectraMax M2 with the flexibility of five different detection modes. Our most versatile benchtop reader, the SpectraMax M5 is capable of absorbance, fluorescence intensity, fluorescence polarization, time-resolved fluorescence and luminescence measurements.

FlexStation

Our FlexStation system is a bench top workstation that integrates liquid handling and detection and has applications in drug discovery as well as life sciences research. This product offers flexibility to address a wide range of research applications by combining both multi-channel, plate-to-plate fluid transfer and fluorescence measurement in one system. For drug discovery applications, FlexStation provides a convenient means of developing assays for later transfer to higher-throughput screening. For basic and applied research in life sciences, the flexibility of this system enables scientists to develop, optimize and run their assays on one system with the same small footprint as a standard benchtop microplate reader. In 2003, we introduced a new generation of FlexStation comprising two instruments, FlexStation II and FlexStation II384.

We offer five proprietary reagent kits that are based on our successful FLIPR assay technology and are optimized to perform on the FlexStation system. These products are our FlexStation Calcium Assay Kit, FlexStation Calcium 3 Assay Kit, two formulations of the FlexStation Membrane Potential Assay Kit and our QBTtm Fatty Acid Uptake Assay Kit.

GenePix Microarray Systems

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

MetaMorph Imaging Software

We offer software that works in tandem with microscope and camera systems to enable researchers to acquire images of cells and quantify and analyze the images in a variety of ways. This product family consists of the following software packages:

•	MetaMorph®. MetaMorph software is a state-of-the-art software package for capturing and analyzing cellular images. MetaMorph’s functions include control of a wide variety of imaging devices as well as a large menu of tools for image processing and analysis.

•	MetaFluor®. MetaFluor software allows researchers to image and analyze ratiometric indicators of intracellular events.

•	MetaVuetm. A lower-cost version of MetaMorph, MetaVue is an entry-level product tailored to common imaging applications.

•	MetaPlayertm. MetaPlayer is a standalone visualization software program designed for viewing already-collected imaging experiments. The program plays multi-dimensional movies in 2D, 3D or 4D.

We sell MetaMorph either as a stand-alone product or as part of an integrated system including a camera, software and peripherals. We are an authorized reseller of cameras and peripheral equipment for several major manufacturers, including Nikon Corporation and Roper Industries, Inc. Additionally, we have authorized several value-added resellers, who integrate multiple components to create complete imaging systems, to distribute MetaMorph.

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

•	Digidata 1322A. The Digidata 1322A is a high-speed, low-noise data acquisition system.

•	pCLAMP 9.0. pCLAMP 9.0 is a software package for acquisition and analysis of electrophysiological data.

•	MultiClamp 700B. MultiClamp 700B is used for high-speed current clamp, patch clamp, voltammetry/amperometry, ion-selective measurement, and bilayer recordings.

•	Axopatch 200B. Axopatch 200B patch clamp is the latest version of the patch-clamp amplifier incorporating Capacitor-Feedback technology for single-channel recording, and resistive-feedback for whole-cell recording.

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

Drug Discovery Products

Our drug discovery systems, which represented 40% of our total revenues in 2005, 41% of our total revenues in 2004 and 45% of our total revenues in 2003, are used to screen large numbers of chemical compounds to assess their effects on disease targets. This category includes our FLIPR, Automated Electrophysiology, High-Throughput Imaging and Analyst product families.

FLIPR System and Reagent Kits

Since its introduction in 1995, our FLIPR system has become the industry standard for the automated testing of compounds in live cells. Because they provide highly biologically relevant results, live cell assays are valuable tools for drug discovery. Many important target classes are best studied in live cells, including the most popular target class, G-protein-coupled receptors (“GPCRs”). FLIPR addresses a key market need for automating a common GPCR test based on the phenomenon of calcium flux. The activation of many types of GPCRs triggers a release of calcium within the cell, an event that can be detected using a calcium-sensitive fluorescent dye. Because this assay requires live cells and produces only a brief signal, it cannot be performed on standard bioanalytical instruments. FLIPR’s optical and fluidic systems are specialized for this type of assay, automating the process and enabling multiple experiments to be performed simultaneously in microplates. Because of its unique configuration, FLIPR is also able to perform other complex live cell assays, such as detecting changes in cellular membrane potential. The latest generation of FLIPR is engineered to meet the industrialization requirements of our pharmaceutical company customers. Our FLIPR instrumentation is complemented by our FLIPR reagent kits, which use a proprietary technology to reduce the number of steps involved in live cell testing.

•	FLIPR TETRA. This product is the fourth generation FLIPR instrument. It combines all of the benefits of preceding versions of FLIPR with new capabilities in a completely redesigned, compact platform. FLIPR TETRA features simultaneous liquid transfer of samples in 96, 384 and 1,536 well microplates, allowing customers to screen as many as 250,000 samples daily with little human intervention. In addition, the instrument enables excitation and detection at multiple wavelengths, enabling a broader set of applications, and incorporates interfaces that allow it to integrate into automated screening lines.

•	FLIPR Assay Kits. This product family includes the FLIPR Calcium Assay Kit, the FLIPR Calcium 3 Kit and two formulations of the FLIPR Membrane Potential Kit. By eliminating a step in the assay protocol, these kits can significantly increase throughput, reduce costs and increase screening efficiency. The FLIPR Calcium Assay Kit addresses the most popular assay performed on the FLIPR system for detecting the activation of GPCRs. The FLIPR Calcium 3 Kit extends the applicability of this assay by allowing researchers to test problematic but important targets such as chemokines and other small peptides. In addition, this kit offers a significant improvement in data quality compared to traditional methods. The FLIPR Membrane Potential Kits allow researchers to measure changes in the electrical potential across live cell membranes, a key indicator of ion channel activity.

Automated Electrophysiology

We are an industry leader in automated tools for testing ion channels, which are important both as a target class and as the source of many serious drug side-effects. Traditionally, the most valuable information on ion channel activity has been obtained through patch clamping, a time-consuming, low-throughput method that is best performed by highly skilled scientists. Few high-throughput alternatives exist for direct patch clamping. Those that do use indirect methods to assay ion channels, which yield lower quality data than patch clamping. Our Automated Electrophysiology products are automated systems that obtain the same high-quality information from cells as conventional patch clamping, but at a much faster rate and requiring far less operator skill. While traditional patch clamping may allow researchers to test only 5-15 compounds per day, our Automated Electrophysiology systems operate at speeds ranging from hundreds to thousands of compounds per day.

•	IonWorks Quattro. This is a turnkey system for drug discovery screening and safety profiling that enables customers to obtain up to 400,000 data points per year, the highest throughput currently available. The system consists of an instrument and a family of proprietary consumables.

•	PatchXpress 7000A. This system offers automated patch clamping with a high degree of flexibility. It is capable of performing tests on the two major types of ion channels, voltage-gated and ligand-gated, and generating an entire response curve for each cell tested. Like the IonWorks Quattro, this system operates using its own proprietary consumable plate.

•	OpusXpress 6000A. OpusXpress 6000A is an automated solution for the early-stage process of ion channel target identification, and enables efficient pharmacological testing in the later stages of drug discovery research.

High-Throughput Imaging Systems

We offer a family of imaging systems that enable customers to conduct microscope studies in an automated, high-throughput fashion. Our products include advanced instruments and software as well as proprietary technology for performing cell-based assays. Our High-Throughput Imaging systems automate the process of acquiring detailed images of individual cells and allow researchers to do so in the automation-friendly format of a microplate.

•	ImageXpress® Micro. This fully-integrated hardware and software system for high-throughput imaging features custom optics for the most efficient light path and highest resolution possible. It is our most compact, cost-effective and modular imaging system to date. The system design is optimized for speed, utilizing an all-new high-speed laser auto-focus option that allows for the acquisition of more than 50,000 wells per day. Its small footprint requires minimal lab space, and it features an automated door for robotic plate-loading access.

•	ImageXpress ULTRAtm. The ImageXpress ULTRA imaging system is a fully-integrated true point-scanning confocal system for automated acquisition and analysis of images for high-throughput cell-based screening. The bench-top system utilizes up to four configurable solid-state lasers. The throughput and resolution of the ImageXpress ULTRA is comparable to larger, more expensive confocal commercial systems.

•	ImageXpress® 5000A. ImageXpress 5000A is an integrated hardware and software system capable of very rapid image acquisition and sophisticated image analysis. The system can be easily upgraded to allow environmental control and liquid handling, both of which enable live cell imaging applications.

•	Discovery-1tm. Discovery-1 offers flexibility and simplicity in a complete high-throughput imaging system. It features a patented optical system that fully automates the complex process of obtaining high-quality cellular images.

•	MetaXpress and AcuityXpress. Our imaging systems incorporate MetaXpress software, which is built on our industry-leading MetaMorph® software for cellular imaging. In addition, an option available with all of our imaging systems is AcuityXpress cellular informatics software, designed for enterprise-level data mining of high-throughput screening experiments.

•	Transfluor®. Transfluor is a patented, cell-based fluorescence technology that is used in conjunction with high-throughput imaging systems. It is the most versatile technology available for screening GPCRs. It has been successfully validated on over 90 GPCRs and is unique in its ability to test all of the different categories of GPCRs. Transfluor has been established as a “gold-standard” high-throughput imaging assay by many pharmaceutical and biotechnology companies and is considered an integral part of their drug discovery processes.

Analyst System and Reagent Kits

Our Analyst family of products provides industry-leading flexibility and throughput for a wide range of biochemical assays. Instruments in this family feature several different detection technologies, allowing customers to choose the one that is optimal for their particular screen. One of these detection modes, fluorescence polarization (“FP”), has become popular in recent years because it enables assays to be performed with greatly simplified protocols. We were pioneers in developing the market for FP and we have successfully applied this technology to screening kinases, an important target class. Traditionally, tests of kinase activity have been performed using multi-step protocols that involve radioactive labels or highly specific antibodies. Because radioactivity is hazardous and antibody production is practical for only a small number of kinases, customers have sought better assays as the popularity of kinase targets has increased. To address this, we developed IMAP, a simple, non-radioactive, antibody-free technology that allows accurate determination of enzyme activity for a wide variety of kinases and phosphatases.

•	Analyst GT. This multi-mode system features seven detection options and the ability to read 96, 384 and 1,536 well microplates. With the capacity to test over 400,000 wells per day, Analyst GT is designed to address the industrialized screening needs of the drug discovery market.

•	IMAP Assay Kits. A proprietary bead-based platform, IMAP allows researchers to determine the activity of kinases, phosphatases and phosphodiesterases in a simple, non-radioactive format. We currently offer five kits that feature the most popular kinases for screening, as well as kits that enable our customers to apply this extremely flexible technology to their own protein kinase targets.

Customer Service

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

Research and Development

Our research and development team included 123 full time employees as of December 31, 2005. We have typically invested 13% to 16% of our revenues in research and development, which has resulted in a strong track record of technological innovation. In 2005, 70% of our revenues were derived from products that we introduced in the last three years. Our research and development expenditures were approximately $25.3 million in 2005, $22.0 million in 2004 and $18.7 million in 2003. We also incurred $5.0 million of acquired in-process research and development charges in 2004.

Our research and development activities are focused on:

•	broadening our technology solution, including development of new proprietary reagent kits and additional solutions for automated ion channel testing and high-throughput imaging;

•	providing more sensitive quantitative evaluation of biological events;

•	providing greater throughput capability, especially with smaller sample volumes; and

•	developing increasingly sophisticated data management and analysis capability.

Marketing and Customers

Our sales and marketing organization included 214 full time employees in North America, Europe, Asia and Australia as of December 31, 2005. We distribute our products primarily through direct sales representatives in North America. We have subsidiaries in the United Kingdom, Germany, Japan, China and South Korea responsible for direct selling and servicing of our products. Our direct sales effort is supported by a team of service, technical and applications specialists employed by us. We also sell our products through international distributors, most of which enter into distribution agreements with us that provide for exclusive distribution arrangements and minimum purchase targets. Such agreements also generally prohibit the distributors from designing, manufacturing, promoting or selling any products that are competitive with our products.

Our customers include leading pharmaceutical and biotechnology companies as well as medical centers, universities, government research laboratories and other institutions throughout the world. Information on net sales to unaffiliated customers and identifiable assets attributable to our geographic regions is included in Note 10 of the Notes to Consolidated Financial Statements. In 2005 and 2004, no single customer accounted for more than 5% of our total revenues.

Sales to customers outside the United States accounted for 44% of total revenues in 2005, 42% of total revenues in 2004 and 39% in 2003, and total sales denominated in foreign currencies accounted for 29%, 31% and 32% of total revenues in 2005, 2004 and 2003, respectively. We anticipate that international sales will account for an increasing percentage of revenues in the future. We expect to continue expanding our international operations in order to take advantage of increasing international market opportunities resulting from worldwide growth in the life sciences industry. Our international operations expose us to a number of risks inherent in international business activities that are described under Item 1A — “Risk Factors” below, including:

•	political, social and economic instability;

•	trade restrictions and changes in tariffs;

•	the impact of business cycles and downturns in economies outside of the United States;

•	unexpected changes in regulatory requirements that may limit our ability to export our products or sell into particular jurisdictions;

•	import and export license requirements and restrictions;

•	difficulties and costs of staffing, managing and monitoring geographically disparate operations;

•	difficulties in maintaining effective communications with employees and customers due to distance, language and cultural barriers;

•	disruptions in international transport or delivery;

•	difficulties in protecting our intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;

•	difficulties in enforcing agreements through non-U.S. legal systems;

•	longer payment cycles and difficulties in collecting receivables;

•	potentially adverse tax consequences; and

•	foreign currency exchange fluctuations.

Manufacturing

We manufacture our products at our facilities in Sunnyvale and Union City, both in California, and in Norway. Our Sunnyvale and Norway facilities are both ISO 9001:2000 certified. We assemble the Discovery-1 system at our facility in Downingtown, Pennsylvania, which is also ISO 9001:2000 certified. We manufacture our own components where we believe it adds significant value, but we rely on suppliers for the manufacture of some of the consumables, components and subassemblies used with or included in our systems, which are manufactured to our specifications. We conduct all final testing and inspection of our products. We have established a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, our products are manufactured to comply with good manufacturing practices.

Patents and Proprietary Technologies

We protect our proprietary rights from unauthorized use by third parties to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. As of December 31, 2005, we were maintaining 100 U.S. patents and other corresponding foreign patents based on our discoveries that have been issued. These patents expire at various dates between 2006 and 2023. In addition, as of December 31, 2005, we had 57 patent applications pending in the United States and had filed several corresponding foreign patent applications.

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

The life sciences research market is very competitive and includes a number of companies, such as Agilent, Bio-Tek Instruments, PerkinElmer, Tecan and Thermo Electron, that offer, or may in the future offer, products with performance capabilities generally similar to those offered by our products. We expect that competition is likely to increase in the future, as several current and potential competitors have the technological and financial ability to enter the markets that we serve. Many of our life sciences research products are priced at a premium; in these markets, we compete primarily on the basis of performance and productivity. Many companies, research institutions and government organizations that might otherwise be customers for our products employ methods for bioanalytical analysis that are internally developed.

The drug discovery market is characterized by intense competition among a number of companies, including GE Healthcare, Applied Biosystems, PerkinElmer and Tecan, that offer, or may in the future offer, products with performance capabilities generally similar to those offered by our products. We believe that the primary competitive factors in the market for our products are throughput, quantitative accuracy, breadth of applications, ease-of-use, productivity enhancement, quality, support and price/performance. We believe that we compete favorably with respect to these factors.

Many of our competitors have significantly greater financial, technical, marketing, sales and other resources than we do. In addition to competing with us with respect to product sales, these companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel.

Government Regulation

In the United States, the development, manufacturing, distribution, labeling and advertising of products intended for use in the diagnosis of disease or other conditions is extensively regulated by the U.S. Food and Drug Administration, known as the FDA. These products generally require FDA clearance before they may be marketed, and also are subject to post-market manufacturing, reporting and labeling requirements. With the exception of certain of our SpectraMax microplate readers, none of our products is intended for use in the diagnosis of disease or other conditions, and, therefore, they are not currently subject to FDA regulation. The SpectraMax readers intended for diagnostic uses are the subject of an FDA marketing clearance. If we were to offer any of our other products for diagnostic uses, those products would become subject to FDA regulations.

Employees

As of December 31, 2005, we employed 543 persons full time, including 123 in research and development, 147 in manufacturing, 214 in marketing and sales and 59 in general administration and finance. Of these employees, 122 hold Ph.D. or other advanced degrees. None of our employees is covered by collective bargaining agreements, and we consider relations with our employees to be good.

Available Information

We make available, free of charge, on or through our Internet address located at www.moleculardevices.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We will provide a copy of any of the foregoing documents to stockholders upon request.

Item 1A.	Risk Factors.

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

The life sciences research instrumentation market is characterized by rapid technological change and frequent new product introductions. In the twelve months ended December 31, 2005, 70% of our revenues were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing or commercializing them, which would harm our business. Any significant delay in releasing new systems could cause our revenues to suffer, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.

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

We obtain some of the consumables, components and subassemblies used with or included in our systems from a single source or limited group of suppliers, and the partial or complete loss of one of these suppliers could cause customer supply or production delays and a substantial loss of revenues.

We rely on outside vendors to manufacture some of the consumables, components and subassemblies used with or included in our systems. Certain consumables, components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or limited group of suppliers, some of which are our competitors. Additional components, such as optical, electronic and pneumatic devices, are currently purchased in configurations specific to our requirements and, together with certain other components, such as computers, are integrated into our products. We maintain only a limited number of long-term supply agreements with our suppliers, and some of these agreements provide that the supplier is the exclusive supplier of a particular consumable, component or subassembly.

Our reliance on a sole or a limited group of suppliers involves several risks, including the following:

•	our suppliers may cease or interrupt production of required consumables, components or subassemblies or otherwise fail to supply us with an adequate supply of required consumables, components or subassemblies for a number of reasons, including contractual disputes with our suppliers or adverse financial developments at or affecting the supplier;

•	we have reduced control over the pricing of third party-supplied consumables, components and subassemblies, and our suppliers may be unable or unwilling to supply us with required consumables, components and subassemblies on commercially acceptable terms, or at all;

•	we have reduced control over the timely delivery of third party-supplied consumables, components and subassemblies; and

•	our suppliers may be unable to develop technologically advanced products to support our growth and development of new systems.

Because the manufacturing of certain of these consumables, components and subassemblies involves extremely complex processes and requires long lead times, we may experience delays or shortages caused by suppliers. We believe that alternative sources could be obtained and qualified, if necessary, for most sole and limited source parts, subject in certain cases to the terms of exclusive supply agreements with suppliers. However, if we were forced to seek alternative sources of supply or to manufacture such consumables, components or subassemblies internally, we may be forced to redesign our systems, which could prevent us from shipping our systems to customers on a timely basis, and we may be liable to suppliers under the terms of existing supply agreements. Some of our suppliers have relatively limited financial and other resources. Any inability to obtain adequate deliveries, or any other circumstance that would restrict our ability to ship our products, could damage relationships with current and prospective customers and could harm our business, and any disputes with suppliers could have an adverse impact on our business, financial condition or results of operations.

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

We maintain facilities in the United Kingdom, Germany, Norway, Japan, South Korea, Australia and China. In addition to the increase in our international operations, we are also deriving an increasing portion of our revenues from customers located outside of the United States. Sales to customers outside of the United States accounted for approximately 44% our revenues during the year ended December 31, 2005 and we anticipate that international sales will continue to account for a significant portion of our revenues. A key aspect of our business strategy has been and is to expand our sales and support organizations internationally in order to take advantage of increasing international market opportunities resulting from worldwide growth in the life sciences research industry.

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

In addition, all of our sales to international distributors are denominated in U.S. dollars. Most of our direct sales in the United Kingdom, Germany, France, the Benelux, Scandinavia, Canada, Japan, South Korea and China are denominated in local currencies and totaled $53.4 million (29% of total revenues) for the year ended December 31, 2005. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but may do so in the future.

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

The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

•	the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

•	the claims of any patents which are issued may not provide meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us or our customers may not provide a competitive advantage;

•	other companies may challenge patents licensed or issued to us or our customers;

•	patents issued to other companies may harm our ability to do business;

•	other companies may independently develop similar or alternative technologies or duplicate our technologies; and

•	other companies may design around the technologies we have licensed or developed.

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

In the year ended December 31, 2005, approximately 11% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors under contract in a number of international markets and may need to establish additional international distribution relationships. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a material adverse affect on our business, financial condition and results of operations.

If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business or technology in a cost-effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, from time to time we have acquired complementary businesses, products or technologies instead of developing them ourselves, and we may choose to do so in the future. For example, we acquired intellectual property relating to the Transfluor® technology from Xsira Pharmaceuticals, Inc. (“Xsira”) in March 2005 and acquired Axon Instruments, Inc. (“Axon”) in July 2004. We do not know if we will be able to complete any additional acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire involves considerable operational and financial risks and strains, including:

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

We may not succeed in addressing these risks or any other problems encountered in connection with the acquisition of complementary businesses, products or technologies. If we are unable to successfully integrate the operations, products, technology and personnel of acquired businesses in a timely manner or at all, or if we do not achieve the perceived benefits of any acquisition as rapidly as, or to the extent anticipated by, financial analysts or investors, the market price of our common stock could decline.

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

We prepare our financial statements to conform with U.S. generally accepted accounting principles. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC and various other bodies formed to interpret and create appropriate accounting principles. A change in those principles can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting principles affecting many aspects of our business, including rules relating to equity-related compensation, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that require us, starting in fiscal year 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We will have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees. See Note 1 of the Notes to Consolidated Financial Statements for a discussion of the impact on our financial results if we were to use the fair value method of accounting for equity awards to our employees.

Changes in our effective income tax rate could reduce our earnings.

Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, our adoption of the Financial Accounting Standards Board’s Statement No. 123 (revised 2004), “Share-Based Payment” relating to the accounting for stock options and other share-based payments, changes in tax laws and rates, future levels of research and development spending, changes in accounting standards, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate and changes in overall levels of pre-tax earnings. The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have a negative impact on our results of operations.

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

One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our revenues and operating results to fluctuate significantly. In particular, we typically experience a decrease in the level of sales in the first calendar quarter as compared to the fourth quarter of the preceding year because of budgetary and capital equipment purchasing patterns in the life sciences research industry. Our quarterly operating results have fluctuated in the past, and we expect they will fluctuate in the future as a result of many factors, some of which are outside of our control.

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

Due to the preceding factors, we may experience a shortfall in revenues or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business, financial condition, results of operations and the market price of our common stock. Because our revenues and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.

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

The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. In the twelve months ended December 31, 2005, the closing sales price of our common stock ranged from $18.16 to $28.93. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition or merger in which we are not the surviving company or which results in changes in our management. For example, our certificate of incorporation gives our Board of Directors the authority to issue shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, as the terms of the preferred stock that might be issued could potentially prohibit our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. The issuance of preferred stock could also have a dilutive effect on our stockholders. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination involving us. Further, in October 2001, our Board of Directors adopted a stockholder rights plan, commonly known as a “poison pill.” These provisions described above and our poison pill could limit the price that investors might be willing to pay in the future for our common stock.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease two facilities in Sunnyvale, California, two in Union City, California, and one facility in Downingtown, Pennsylvania which include laboratory, manufacturing and administrative space. We also lease sales and service offices in the United Kingdom, Germany, Japan, South Korea and China, engineering facilities in San Luis Obispo, California and Australia, and a manufacturing facility in Norway. We believe that our current facilities will be sufficient for our operations through at least 2006. These properties are described below:

Location(1)	Ownership	Facilities	Lease Expiration

1311 Orleans Drive Sunnyvale, CA 94089	Leased	Approximately 60,000 square feet of office and laboratory space	February 28, 2013
3280 Whipple Road Union City, CA 94587	Leased	Approximately 76,214 square feet of office, laboratory and manufacturing space	February 16, 2011
1312 Crossman Avenue Sunnyvale, CA 94089	Leased	Approximately 54,500 square feet of office, laboratory and manufacturing space	February 28, 2013
402 Boot Road Downingtown, PA 19335	Leased	Approximately 27,900 square feet of office, laboratory and manufacturing space	November 15, 2010
Oslo, Norway	Leased	Approximately 17,500 square feet of office and manufacturing space	January 1, 2007
Wokingham, England	Leased	Approximately 14,048 square feet of office space	September 2, 2015
Tokyo, Japan	Leased	Approximately 4,300 square feet of office space	June 30, 2007
Osaka, Japan	Leased	Approximately 3,700 square feet of office space	March 31, 2007
Shanghai, China	Leased	Approximately 3,500 square feet of office space	April 9, 2007
Munich, Germany	Leased	Approximately 3,500 square feet of office space	October 31, 2006
Melbourne, Australia	Leased	Approximately 2,200 square feet of office space	May 31, 2007
Seoul, South Korea	Leased	Approximately 2,100 square feet of office space	November 14, 2006
1411 Marsh Street, Ste 202 San Luis Obispo, CA 94301	Leased	Approximately 900 square feet of office space	November 30, 2006

(1)	In addition to the properties described above, we lease approximately 20,000 square feet of property in Union City, California, which we sublease to a third party. We do not use this property in our current operations and have not included it in the table above.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The NASDAQ Stock Market, Inc. (“NASDAQ”) under the symbol “MDCC.”

The prices per share reflected on the table below represent the range of high and low closing sales prices of our common stock on NASDAQ, for the period indicated.

	2005		2004
	High	Low	High	Low

First Quarter	$21.32	$18.27	$22.32	$17.64
Second Quarter	22.01	18.16	19.70	17.05
Third Quarter	21.80	19.95	24.82	17.85
Fourth Quarter	28.93	19.45	25.30	18.82

Holders

As of March 8, 2006, we had approximately 7,000 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name. On March 8, 2006, the last sale price reported on NASDAQ for our common stock was $31.12 per share.

Dividends

Historically, we have not paid cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. Our Board of Directors will determine any future cash dividends.

Item 6.	Selected Consolidated Financial Data.

The following table sets forth our selected historical financial information, certain portions of which are based on, and should be read in conjunction with, our audited consolidated financial statements that are filed as a part of this report.

Consolidated Statements of Operations Data (in thousands):

	Years Ended December 31,
	2005	2004	2003	2002	2001

Revenues	$181,215	$148,529	$115,581	$102,157	$92,231
Cost of revenues	69,531	56,274	43,256	40,561	35,538

Gross profit	111,684	92,255	72,325	61,596	56,693
Operating expenses:
Research and development	25,281	22,038	18,679	18,002	15,105
Selling, general and administrative	59,885	52,469	43,457	35,435	33,381
Acquired in-process research and development(1)	—	5,000	—	—	12,625
Restructuring and other charges(1)	1,427	1,157	—	—	—

Total operating expenses	86,593	80,664	62,136	53,437	61,111

Income (loss) from operations(1)	25,091	11,591	10,189	8,159	(4,418)
Gain on sale of equity securities	—	18,288	—	—	—
Interest expense	(85)	(187)	—	—	—
Interest and other income (expense), net	(530)	319	872	1,562	3,806

Income (loss) before income taxes	24,476	30,011	11,061	9,721	(612)
Income tax provision	8,580	12,778	3,319	2,916	4,625

Net income (loss)	$15,896	$17,233	$7,742	$6,805	$(5,237)

Basic net income (loss) per share	$0.95	$1.08	$0.51	$0.44	$(0.32)

Diluted net income (loss) per share	$0.93	$1.04	$0.51	$0.44	$(0.32)

Shares used in computing basic net income (loss) per share	16,783	16,028	15,067	15,348	16,192

Shares used in computing diluted net income (loss) per share	17,147	16,532	15,179	15,457	16,192

Consolidated Balance Sheets Data (in thousands):

	As of December 31,
	2005	2004	2003	2002	2001

Cash, cash equivalents and short and long-term investments	$28,908	$30,175	$60,110	$53,783	$67,257
Working capital	62,664	67,556	87,305	84,851	99,422
Total assets	257,416	255,229	166,913	162,901	152,361
Long-term liabilities	5,479	6,776	—	—	—
Retained earnings (accumulated deficit)	7,023	(8,873)	(26,106)	(33,848)	(40,653)
Total stockholders’ equity	213,073	210,620	145,538	142,804	137,485

(1)	Our 2005 income from operations included a $1.4 million charge related to restructuring, associated with the termination of employees and the restructuring of an agreement. Our 2004 income from operations included a

$5.0 million write-off for the acquisition of in-process research and development costs and a $1.2 million charge related to restructuring, associated with the acquisition of Axon. Our 2001 loss from operations included a $12.6 million write-off for the acquisition of in-process research and development costs related to our acquisition of Cytion S.A.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Except for the historical information contained herein, the following discussion contains “forward-looking” statements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, those discussed in this section as well as under Item 1A — “Risk Factors” and Item 7A — “Quantitative and Qualitative Disclosures About Market Risk” and the risks detailed from time to time in the Company’s future SEC reports.

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

Our customers include leading pharmaceutical and biotechnology companies as well as medical centers, universities, government research laboratories and other institutions throughout the world. The success of our business is impacted by research and development spending trends of these customers, which has been unpredictable over the last three years and remains unpredictable in the near term. We focus on generating revenue growth through the development of innovative products for these customers. In each of the last five years, our internal research and development efforts have enabled us to exceed our goal of generating over 50% of annual revenues from products introduced in the last three years.

We divide our revenues into two product families based primarily on the customers to which they are sold. The drug discovery product family includes systems that integrate detection, liquid handling and automation, have price points in excess of $100,000, and are primarily sold to large pharmaceutical and biotechnology companies. Product lines included in the drug discovery family are the FLIPR, Automated Electrophysiology, High-Throughput Imaging and Analyst product families. The life sciences research product family consists of SpectraMax, GenePix, MetaMorph, Cellular Neurosciences, Liquid Handling and Threshold product lines. These single-purpose instruments generally cost less than $60,000 and are sold throughout our entire customer base. We recognize revenue on the sale of these products, when collectibility is reasonably assured, at the time of shipment and transfer of title to customers and distributors. There are no significant customer acceptance requirements or post shipment obligations on our part.

We are deriving an increasing portion of our revenues from overseas operations. Sales to customers outside of the United States accounted for 44% of total revenue in 2005, 42% in 2004, and 39% in 2003. We currently have sales and services offices in the United Kingdom, Germany, Japan, China and South Korea. In addition, we employ sales and service personnel in Canada, France, the Benelux, Scandinavia, Spain and Australia. Additional international sales are conducted through distributors around the world. We anticipate that international sales will account for an increasing percentage of revenues in the future, and we expect to continue expanding our international operations in order to take advantage of increasing international market opportunities. Our international business exposes us to a number of risks that are described under Item 1A — “Risk Factors” above, including:

•	political, social and economic instability;

•	trade restrictions and changes in tariffs;

•	the impact of business cycles and downturns in economies outside of the United States;

•	unexpected changes in regulatory requirements that may limit our ability to export our products or sell into particular jurisdictions;

•	import and export license requirements and restrictions;

•	difficulties and costs of staffing, managing and monitoring geographically disparate operations;

•	difficulties in maintaining effective communications with employees and customers due to distance, language and cultural barriers;

•	disruptions in international transport or delivery;

•	difficulties in protecting our intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;

•	difficulties in enforcing agreements through non-U.S. legal systems;

•	longer payment cycles and difficulties in collecting receivables;

•	potentially adverse tax consequences; and

•	foreign currency exchange fluctuations.

In March 2005, we completed the purchase of certain assets from Xsira relating to the Transfluor® technology, a cell-based fluorescent assay system for monitoring the function of G-protein coupled receptors. We acquired $11.6 million of intangible assets, including $11.4 million of developed technology and tradenames valued at $0.2 million. We also acquired $0.1 million of other current assets consisting of receivables assigned to us in the purchase.

On July 1, 2004, we acquired all of the outstanding capital stock of Axon. This acquisition expanded our product portfolio with systems for cellular neurosciences and genomics and combined complementary product lines in High-Throughput Imaging and Automated Electrophysiology. This acquisition did not cause us to create a new business segment. The total cost of the acquisition was $139.6 million including cash and stock paid, options assumed, and direct transaction costs. As a result of the acquisition, we received $22.1 million in cash that had been on the balance sheet of Axon. The acquisition was accounted for under the purchase method of accounting. The results of operations of Axon have been included in the accompanying consolidated financial statements from the date of acquisition. We allocated the purchase price based on the estimated fair value of the assets acquired and liabilities assumed. A valuation of the purchased intangible assets was undertaken by a third party valuation specialist to assist us in determining the estimated fair value of each identifiable asset and in allocating the purchase price among acquired assets, including the portion of the purchase price attributed to acquired in-process research and development projects. The analysis resulted in $5.0 million of the purchase price being allocated to acquired in-process research and development and charged to earnings.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, warranty obligations, bad debts, inventories, intangible assets, equity investments and income taxes. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We apply the provisions of the following authoritative literature in the development of our revenue recognition policies:

•	Emerging Issues Task Force, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue arrangements with multiple elements are divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a stand alone basis, there is objective and reliable evidence of the fair value of the undelivered elements and there are no rights of return or additional performance guarantees by us.

•	Statement of Position 97-2, “Software Revenue Recognition.” Revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair values of the elements as determined by means of our quoting process and published price lists.

•	Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Revenue is recognized when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price is fixed or determinable; and (4) collectibility is reasonably assured.

A majority of our revenue is derived from the sale of instruments to end-users with a one-year warranty. These arrangements include a single element (the instrument). Other single-element arrangements include the sale of consumables, software, service, technology licenses, installation or training. Arrangements incorporating multiple elements may exist, either through one invoice or through separate invoices entered into with a single customer at or near the same time. These multiple-element arrangements can include any combination of the previously described products or services. If there are multiple elements not delivered together, we recognize revenue on delivered elements when the fair value of any undelivered elements is known.

All single-element and multiple-element arrangements are evidenced by an invoice in response to a written purchase order or license agreement. Each element of an arrangement is invoiced at fair value as determined by means of our quoting process and published price lists. Standard end-user terms include: risk of loss transferring to the purchaser at the time of shipment, net 30 day payment terms, no right of return or exchange, no right to upgrades and no acceptance provisions.

We do not enter into arrangements that require performance in excess of our published specifications.

Our revenue recognition criteria are as follows. In multiple element arrangements, each element is invoiced at fair value, and our revenue recognition criteria are applied to each element of the arrangement.

•	Instruments, software and consumables — We recognize revenue with respect to sales of instruments, software and consumables at the time that an instrument, software or consumable is shipped, in accordance with the shipping terms of the invoice. Under FOB Destination terms, we do not recognize revenue until the product arrives at the customer site. We determine that the SAB 104 criteria have been met through receipt of a valid purchase order and issuance by us of either a sales order confirmation or an invoice, confirmation of product shipment (or receipt, when FOB Destination terms apply), issuance of an invoice indicating the price and determination of credit-worthiness or, in certain circumstances, receipt of prior payment.

•	Service, installation and training — Revenue from service events not covered by warranty or a service contract is recognized upon completion of the service. Service can be provided in the field or at our service depot. For a small number of products, we offer the option to purchase installation services. Installation is billed separately at the time of performance and is not part of a package price for instruments. We have established a fair value for installation services, as installation can be purchased with or without an instrument. Further, a third party or the customer can perform the installation. Training is billed separately at the time of performance and is not part of a package price for instruments. Training revenue is recognized upon completion of the training. We determine that the SAB 104 criteria have been met through receipt of a valid purchase order and issuance by us of either a sales order confirmation or an invoice, receipt of a customer acknowledgment that the service, installation or training has been completed, issuance of an invoice indicating the price and determination of credit-worthiness or, in certain circumstances, receipt of prior payment.

•	Service contracts — Revenue from service contracts for our instruments, generally with a one-year term, is recognized ratably over the period of coverage. We determine that the SAB 104 criteria have been met through receipt of a valid purchase order and issuance by us of either a sales order confirmation or an invoice, issuance of an invoice indicating the price and determination of credit-worthiness or, in certain circumstances, receipt of prior payment.

•	Technology license agreements — Revenue from technology license agreements is recognized upon completion of our obligations to the licensee. We determine that the SAB 104 criteria have been met through receipt of an executed license agreement and determination of credit-worthiness or, in certain circumstances, receipt of prior payment. We have no ongoing obligations under our current technology license agreements.

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

Goodwill and Other Intangible Assets

Our business acquisitions have resulted in goodwill and other intangible assets, and the recorded value of those assets may become impaired in the future. As of December 31, 2005, our goodwill and other intangible assets, net of accumulated amortization, were $102.8 million and $38.6 million, respectively. The determination of the value of such assets requires management to make estimates and assumptions that affect our consolidated financial statements. We perform our goodwill impairment tests annually, and more frequently if an event or circumstance indicates that impairment has occurred. We assess potential impairments to other intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our business, market condition and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

Equity Investments

We have invested in equity instruments of privately held companies for business and strategic purposes. As of December 31, 2005, we had an investment in one company with a carrying value of $1.2 million, which is included in intangible and other assets. This investment is accounted for under the cost method because our ownership is less than 20 percent of voting securities and we do not have the ability to exercise significant influence over operations. We regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the estimated fair values of our non-marketable investments. We monitor the preceding factors to identify events or circumstances that would cause us to test for other than temporary impairment and revise our assumptions for the estimated recovery of equity investments.

Income Taxes

Income taxes are accounted for under the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized in the future. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. We believe that our estimates are reasonable and that our reserves for income tax related uncertainties are adequate.

At December 31, 2005, we had net deferred tax assets of $3.5 million. Realization of these assets is dependent on our ability to generate significant future taxable income. We believe that sufficient income will be earned in the future to realize these assets. We will evaluate the realizability of the deferred tax assets and assess the need for valuation allowances periodically.

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

Results of Operations

The following table summarizes our consolidated statements of operations as a percentage of revenues:

	Years Ended December 31,
	2005	2004	2003

Revenues	100.0%	100.0%	100.0%
Cost of revenues	38.4	37.9	37.4

Gross profit	61.6	62.1	62.6
Operating expenses:
Research and development	14.0	14.8	16.2
Selling, general and administrative	33.0	35.3	37.6
Acquired in-process research and development	—	3.4	—
Restructuring and other charges	0.8	0.8	—

Income from operations	13.8	7.8	8.8
Gain on sale of equity securities	—	12.3	—
Interest expense	—	(0.1)	—
Interest and other income (expense), net	(0.3)	0.2	0.8

Income before income taxes	13.5	20.2	9.6
Income tax provision	4.7	8.6	2.9

Net income	8.8%	11.6%	6.7%

Years Ended December 31, 2005 and 2004

Revenues

Revenues in 2005 increased 22% to $181.2 million from $148.5 million in 2004. Drug discovery product family revenues in 2005 increased by 18% compared to 2004, and represented 40% of total revenue. Life sciences research product family revenues in 2005 increased by 25% compared to 2004, and represented 60% of total revenue. The $32.7 million increase in revenue was due to $22.2 million of sales of our acquired Axon product lines, including PatchXpress, ImageXpress, Cellular Neurosciences and GenePix, $7.7 million in growth in life sciences research products driven by our SpectraMax products including our SpectraMax M5, and increases in drug discovery of $2.8 million attributed to increases in the Automated Electrophysiology and FLIPR product families.

Gross margin

Gross margin decreased to 61.6% in 2005 from 62.1% in 2004 due to a full year of revenue on lower margin products acquired from Axon in July 2004.

Research and development expenses

Research and development expenses in 2005 increased by 15% to $25.3 million from $22.0 million in 2004. This $3.3 million increase was the result of a full year of salary, benefits and other expenses of the acquired Axon research and development activities.

Selling, general and administrative expenses

Selling, general and administrative expenses in 2005 increased by 14% to $59.9 million from $52.5 million in 2004. This increase was due to $3.1 million of domestic salary, benefits, facility and other expenses of the acquired Axon selling, general and administrative activities; $2.0 million of increased costs associated with our international operations, including European expansion and new offices in China and South Korea; and increased amortization of $1.8 million for the intangible assets acquired from Axon and Xsira.

Acquired in-process research and development

In 2004, a $5.0 million write-off of in-process research and development occurred in conjunction with the acquisition of Axon. There was no similar write-off in 2005.

Restructuring and other charges

In the fourth quarter of 2005, we implemented a restructuring plan which included the termination of employees and the restructuring of a development and license agreement with a supplier. Costs for this plan associated with employee severance totaled $0.6 million. Costs for the restructuring of the agreement totaled $0.8 million, including the return of our equity investment in the supplier valued at $0.5 million and the transfer of $0.3 million of inventory. The total of $1.4 million was recognized as expense in restructuring and other charges in the Consolidated Statements of Income. This restructuring will not have a material impact on future results of operations nor cash flows.

In connection with the acquisition of Axon in 2004, we implemented an integration plan which included the termination of Axon and Molecular Devices employees, the relocation or transfer of employees to other sites and the closure of duplicate facilities. Termination costs related to Molecular Devices employees totaled $1.2 million and was expensed as restructuring and other charges.

Gain on sale of equity securities

In October 2004, Serologicals Corporation (“Serologicals”) purchased Upstate Group, Inc. (“Upstate”), a privately-held company in which we held an equity interest. As a result of the acquisition, we received cash and shares of common stock in Serologicals. Subsequently, we disposed of our entire equity interest in Serologicals. The net gain as a result of these transactions was $18.3 million, which was reported as gain on sale of equity securities in 2004. There was no similar gain in 2005.

Interest expense

Interest expense was $85,000 and $0.2 million in 2005 and 2004, respectively. Interest expense represents interest and fees on our revolving credit facility entered into to finance our acquisition of Axon.

Interest and other income (expense), net

Interest and other income (expense), net decreased in 2005 to $(0.5) million from $0.3 million in 2004. This decrease was due to foreign currency transaction losses on short-term intercompany receivables and payables and a decrease in interest income due to lower cash and investment balances.

Income tax provision

We recorded income tax provisions of $8.6 million (an effective tax rate of 35%) and $12.8 million (an effective tax rate of 43%) for 2005 and 2004, respectively. The decrease in our 2005 effective tax rate when compared to 2004 was primarily due to changes in estimates regarding certain current and prior year’s state income tax items and the absence of a non-deductible acquired in-process research and development expense which was recorded in 2004 in connection with our acquisition of Axon. The effective tax rates for 2005 and 2004 were calculated on profit before tax.

Years Ended December 31, 2004 and 2003

Revenues

Revenues in 2004 increased by 29% to $148.5 million from $115.6 million in 2003. Drug discovery product family revenues in 2004 increased by 19% compared to 2003, and represented 41% of total revenue. Life sciences research product family revenues in 2004 increased by 37% compared to 2003, and represented 59% of total revenue. The $32.9 million increase in revenue was due to $26.3 million of sales of our acquired Axon product lines, including PatchXpress, ImageXpress, Cellular Neurosciences and GenePix and $7.6 million in growth in life sciences research products driven by our SpectraMax products including our SpectraMax M2 and newly released SpectraMax M5, partially offset by declines in drug discovery of $1.0 million caused by decreases in Analyst sales and offsetting increases in IonWorks and FLIPR.

Gross margin

Gross margin decreased to 62.1% in 2004 versus 62.6% in 2003 due to the addition of lower margin products acquired from Axon.

Research and development expenses

Research and development expenses in 2004 increased by 18% to $22.0 million from $18.7 million in 2003. This increase consisted of $4.4 million of salary, benefits and other expenses of the acquired Axon research and development activities, and $0.6 million of consulting costs for our IonWorks product line, partially offset by a decrease of $1.7 million in legal expenses incurred in 2003 associated with the settlement of a patent infringement lawsuit.

Selling, general and administrative expenses

Selling, general and administrative expenses in 2004 increased by 21% to $52.5 million from $43.5 million in 2003. This increase was due to $4.1 million of salary and related expenses due to increased sales headcount worldwide; $3.4 million of salary, benefits, facility and other expenses of the acquired Axon selling, general and administrative activities; $1.5 million of costs associated with Sarbanes-Oxley Section 404 compliance; and increased amortization of $0.8 million for the intangible assets acquired from Axon. These increases were offset by an $0.8 million decrease in service and warranty costs.

Acquired in-process research and development

In 2004, a $5.0 million write-off of in-process research and development occurred in conjunction with the acquisition of Axon. There was no similar write-off in 2003.

Restructuring and other charges

In connection with the acquisition of Axon in 2004, we implemented an integration plan which included the termination of Axon and Molecular Devices employees, the relocation or transfer of employees to other sites and the closure of duplicate facilities. Termination costs related to Molecular Devices employees totaled $1.2 million and were expensed as restructuring and other charges. There were no similar restructuring charges in 2003.

Gain on sale of equity securities

In October 2004, Serologicals purchased Upstate, a privately-held company in which we held an equity interest. As a result of the acquisition, we received cash and shares of common stock in Serologicals. Subsequently, we disposed of our entire equity interest in Serologicals. The net gain as a result of these transactions was $18.3 million, which was reported as gain on sale of equity securities in 2004. There was no similar gain in 2003.

Interest expense

We incurred $0.2 million in interest expense on our revolving credit facility entered into to finance our acquisition of Axon. There was no debt in 2003.

Interest and other income (expense), net

Interest and other income (expense), net decreased in 2004 by 63% to $0.3 million from $0.9 million in 2003. Of this decrease, approximately $0.4 million was due to the unfavorable impact of foreign exchange rates and the remainder was due to a decrease in interest income due to lower cash and investment balances.

Income tax provision

We recorded tax provisions of $12.8 million (an effective tax rate of 43%) and $3.3 million (an effective tax rate of 30%) for 2004 and 2003, respectively. The increase in our effective tax rate was due to an inability to recognize a tax benefit for acquired in-process research and development and an increase in foreign tax expense. The effective tax rates for 2004 and 2003 were calculated on profit before tax.

Liquidity and Capital Resources

As of December 31, 2005 we had $28.9 million in cash, cash equivalents and short-term and long-term investments compared to $30.2 million and $60.1 million as of December 31, 2004 and December 31, 2003, respectively.

Net cash provided by operating activities was $24.6 million for the year ended December 31, 2005, compared to $23.1 million for the year ended December 31, 2004, and $18.7 million for the year ended December 31, 2003. The cash provided during 2005 was primarily the result of net income of $15.9 million plus net non-cash charges of $14.1 million, less net changes in operating assets and liabilities of $5.4 million. The non-cash charges included depreciation and amortization of $9.6 million, $1.8 million of decreases in deferred tax assets, and $1.3 million of tax benefits realized as a result of employee stock option exercises.

Net cash used in investing activities was $13.1 million for the year ended December 31, 2005, compared to $16.8 million for the year ended December 31, 2004 and $3.5 million for the year ended December 31, 2003. In March 2005, we completed the purchase of certain assets from Xsira relating to the Transfluor technology and used $10.1 million of cash to acquire these assets. In 2005, we used $2.9 million to purchase capital equipment. The increase between 2003 and 2004 was primarily due to $48.5 million used to acquire Axon, net of cash received. Offsetting this cash used by investing activities, we received $9.9 million upon the sale of investments and received $28.3 million from the sale of our equity investment in Upstate. Additional cash used in investing activities included the purchase of property and equipment for $4.8 million.

Net cash used in financing activities was $12.6 million in 2005, compared to $27.5 million and $9.0 million in 2004 and 2003, respectively. In 2005, we used $19.9 million to purchase 965,000 shares of our common stock, offset by $7.3 million of proceeds from the issuance of common stock for options exercised and employee stock purchases. The share repurchases occurred throughout 2005, and accounted for approximately 5.8% of the shares of our common stock outstanding as of December 31, 2005. Approximately 1.1 million shares remained available for repurchase at December 31, 2005 under the stock repurchase program initially approved by our Board of Directors in August 2001. The increase from 2003 to 2004 was due to $31.6 million spent to repurchase 1,555,000 shares of our common stock, offset by $4.1 million of proceeds from the issuance of common stock for options exercised and employee stock purchases.

On July 1, 2004, we acquired all of the outstanding capital stock of Axon. In connection with the acquisition of Axon, we entered into a senior unsecured credit facility with Union Bank of California, N.A., which provides us with a revolving credit facility in the amount of up to $30.0 million. Borrowings under our revolving credit facility are guaranteed by our domestic subsidiaries. All loans outstanding under the senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus 0.50% or the London InterBank Offered Rate (LIBOR) plus 1.25%. The revolving credit facility may be drawn, paid and reborrowed at our option, and matures on July 1, 2007. We initially used $15.0 million of this credit facility to partially finance the cash portion of the merger consideration paid to Axon shareholders and certain optionholders. The $15.0 million drawdown was repaid and the revolving credit facility had no outstanding balance as of December 31, 2005 or 2004.

We believe that our existing cash and anticipated cash flow from our operations will be sufficient to support our current operating plan for the foreseeable future. Our ability to generate our anticipated cash flow from operations is subject to the risks and uncertainties discussed above under Item 1A — “Risk Factors” including, in particular, variations in the amount of time it takes for us to sell our products and collect accounts receivable, the timing of customer orders, competition, risks associated with the pharmaceutical and biotechnology industries, supplier or manufacturing problems or delays, and risks associated with past and potential future acquisitions.

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

Contractual Obligations

Our facilities are leased under noncancelable operating leases. In addition, we have contractual commitments for the purchase of products, components and services ending in 2006. As of December 31, 2005, the following is a summary of our contractual obligations (in millions):

	Payments Due by Period
					2011 and
	Total	2006	2007 to 2008	2009 to 2010	Thereafter

Operating leases	$36.9	$6.7	$11.2	$11.2	$7.8
Unconditional purchase obligations	13.4	13.4	—	—	—

Total contractual cash obligations	$50.3	$20.1	$11.2	$11.2	$7.8

In January 2006, we entered into agreements to extend the operating leases and reduce the monthly lease payment for two of our facilities as described in Item 9B — “Other Information.” The impact of these agreements is included in the contractual obligations table above.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 1 (under the heading “Recent Accounting Pronouncements”) of the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk, including changes in interest rates and foreign currency exchange rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. A discussion of our accounting policies for financial instruments and further disclosures relating to financial investments is included in Note 1 of the Notes to our Consolidated Financial Statements included in this report.

Foreign Currency Exchange

We are exposed to changes in foreign currency exchange rates primarily in the United Kingdom, Germany, France, the Benelux, Scandinavia, Canada, Switzerland, Japan, South Korea and China, where we sell many of our products directly in local currencies. All other foreign sales are denominated in U.S. dollars and bear no exchange rate risk. However, a strengthening of the U.S. dollar could make our products less competitive in overseas markets. A sensitivity analysis assuming a hypothetical 10% movement in exchange rates applied to our projected foreign sales for the fiscal year 2006, indicated that such movement would not have a material effect on our business, operating results or financial condition. However, owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict with certainty the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but may do so in the future.

Interest and Investment Income

Our interest and investment income is subject to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. We invest our excess cash primarily in demand deposits with U.S. banks and money market accounts and short-term securities. These securities are carried at market value, which approximate cost, typically mature or are redeemable within 90 days to two years, and bear minimal risk. We have not experienced any significant losses on the investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at December 31, 2005 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending upon actual balances and changes in the timing and amount of interest rate movements.

Debt and Interest Expense

In connection with the acquisition of Axon in 2004, we entered into a senior unsecured credit facility with Union Bank of California, N.A., which provides us with a revolving credit facility in the amount of up to $30.0 million. Borrowings under our revolving credit facility are guaranteed by our domestic subsidiaries. All loans outstanding under the senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus 0.50% or LIBOR plus 1.25%. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our debt balance at December 31, 2005 indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no balance outstanding at year end. Actual gains or losses in the future may differ materially from this analysis, depending on the level of our outstanding debt and changes in the timing and amount of interest rate movements.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and financial statement schedule as listed below are attached to this report as pages 44 through 69.

Financial Statements:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2005 and 2004;

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2005;

•	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2005;

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005; and

•	Notes to Consolidated Financial Statements.

Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a -15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

The Board of Directors and Stockholders of Molecular Devices Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Molecular Devices Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Molecular Devices Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Molecular Devices Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Molecular Devices Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Molecular Devices Corporation as of December 31, 2005 and 2004, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and the related financial statement schedule of Molecular Devices Corporation and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 10, 2006

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On January 27, 2006, we entered into a First Amendment to Lease Agreement (the “Orleans Amendment”) with Moffett Office Park Investors LLC, the successor-in-interest to Aetna Life Insurance Company (“Aetna”). The Orleans Amendment amends the terms of that certain Lease Agreement, dated May 26, 2000, we entered into with Aetna for the lease of our headquarters located at 1311 Orleans Drive, Sunnyvale, California (the “Orleans Lease”). The Orleans Lease is filed as Exhibit 10.33 to this report. The Orleans Amendment extends the term of the Orleans Lease to February 28, 2013 and modifies the monthly base rent payable by us beginning on March 1, 2006 to $130,933 per month and increasing over the term of the Orleans Lease to $156,159 per month.

On January 30, 2006, we entered into a First Amendment to Lease (the “Crossman Amendment”) with the Irvine Company LLC (“Irvine). The Crossman Amendment amends the terms of that certain Lease, dated May 28, 2002, we entered into with Irvine for the lease of office, laboratory and manufacturing space located at 1312 Crossman Avenue, Sunnyvale, California (the “Crossman Lease”). The Crossman Lease is filed as Exhibit 10.39 to this report. The Crossman Amendment extends the term of the Crossman Lease to February 28, 2013 and modifies the basic rent payable by us beginning on November 1, 2007 to $59,994 per month and increasing over the term of the Crossman Lease to $73,084 per month.

The foregoing descriptions of the Orleans Amendment and the Crossman Amendment are summaries of the material terms of the agreements and do not purport to be complete, and are qualified in their entirety by reference to the Orleans Amendment and the Crossman Amendment, which are filed as Exhibits 10.55 and 10.56, respectively, to this report and are incorporated by reference herein.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Identification of Directors and Executive Officers

Information with respect to Directors and Executive Officers may be found in the sections entitled “Proposal 1 — Election of Directors,” and “Executive Officers of the Company,” respectively, appearing in the definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on May 11, 2006 (the “Proxy Statement”). Such information is incorporated herein by reference. Information with respect to our audit committee and audit committee financial expert may be found in the section entitled “Proposal 1 — Election of Directors — Information Regarding the Board of Directors and its Committees” appearing in the Proxy Statement. Such information is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information required by this Item is set forth in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

Code of Conduct

We have adopted the Molecular Devices Corporation Code of Conduct that applies to all officers, directors and employees. The Code of Conduct is available in the Corporate Governance section of the Investor Relations section of our website at www.moleculardevices.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct by posting such information on our website at the address specified above.

Item 11.	Executive Compensation.

The information required by this Item is set forth in the Proxy Statement under the heading “Executive Compensation,” which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item is set forth in the Proxy Statement under the heading “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in the Proxy Statement under the heading, “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Financial Statements — See Index to Consolidated Financial Statements as Item 8 on page 35 of this report.

2. Financial Statement Schedule — See Index to Consolidated Financial Statements as Item 8 on page 35 of this report.

(b) Exhibits:

Exhibit
Number		Description of Document

3	.1(1)	Amended and Restated Certificate of Incorporation of Registrant
3	.2(1)	Bylaws of the Registrant
3	.3(5)	Certificate of Amendment to Certificate of Incorporation
4	.1(1)	Specimen Certificate of Common Stock of Registrant
10	.1(1)*	1988 Stock Option Plan
10	.2(1)*	Form of Incentive Stock Option under the 1988 Stock Option Plan
10	.3(1)*	Form of Supplemental Stock Option under the 1988 Stock Option Plan
10	.4(5)*	1995 Employee Stock Purchase Plan
10	.6(1)*	Form of Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Stock Option Plan
10	.8(1)*	Form of Incentive Stock Option under the 1995 Stock Option Plan
10	.9(1)*	Form of Nonstatutory Stock Option under the 1995 Stock Option Plan
10	.10(1)*	Form of Early Exercise Stock Purchase Agreement under the 1995 Stock Option Plan
10	.11(1)*	Form of Indemnity Agreement between the Registrant and its Directors and Executive Officers
10	.19(10)*	Amended Key Employee Agreement for Joseph D. Keegan, Ph.D., dated July 29, 2004
10	.20(2)	Exclusive License and Technical Support Agreement, dated August 28, 1998, by and between the Registrant and Affymax

Exhibit
Number		Description of Document

10	.21(2)*	Employee Offer Letter for Timothy A. Harkness
10	.24(10)*	1995 Non-Employee Director’s Stock Option Plan, as amended
10	.25(10)*	1995 Stock Option Plan, as amended
10	.26(3)*	Employee Offer Letter for Patricia Sharp
10	.27(4)*	LJL BioSystems 1994 Equity Incentive Plan and Forms of Agreements
10	.28(4)*	LJL BioSystems 1997 Stock Plan and Forms of Agreements
10	.29(4)*	LJL BioSystems 1998 Directors’ Stock Option Plan and Forms of Agreements
10	.33(6)	Lease Agreement, dated May 26, 2000, by and between Aetna Life Insurance Company and the Registrant
10	.34(7)*	Change in Control Severance Benefit Plan
10	.35(8)	Rights Agreement, dated October 25, 2001, among the Registrant and EquiServe Trust Company, N.A.
10	.37(5)*	Key Employee Agreement for Tom O’Lenic
10	.38(10)*	2001 Stock Option Plan, as amended
10	.39(9)	Lease dated May 28, 2002 by and between The Irvine Company and the Registrant
10	.40(9)*	Letter Agreement, dated April 11, 2002, by and between the Registrant and Joseph D. Keegan, Ph.D.
10	.43 (11)*	Amended Key Employment Agreement for Timothy A. Harkness
10	.44(11)*	Employee Offer Letter for Alan Finkel
10	.45(11)*	Employee Offer Letter for Steven Davenport
10	.46(11)*	Employee Offer Letter for Jan Hughes
10	.47(11)*	Amended Employee Offer Letter for Jan Hughes
10	.48(12)*	Non-Employee Director Compensation Arrangements
10	.49(13)*	Executive Officer Compensation Arrangements
10	.50(14)*	Form of Stock Option Agreement for Non-Employee Director under the 1995 Equity Incentive Plan
10	.51(15)†	Asset Purchase Agreement, dated as of March 9, 2005, by and between Molecular Devices Corporation and Xsira Pharmaceuticals, Inc.
10	.52(16)*	2005 Equity Incentive Plan
10	.53(16)*	Form of Stock Option Agreement under the 2005 Equity Incentive Plan
10	.54(16)*	Form of Stock Option Agreement for Non-Employee Director under the 2005 Equity Incentive Plan
10.55		First Amendment to Lease, dated January 27, 2006, by and between the Registrant and Moffett Office Park Investors LLC (successor-in-interest to Aetna Life Insurance Company)
10.56		First Amendment to Lease, dated January 30, 2006, by and between the Registrant and The Irvine Company LLC
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (contained on the signature pages hereto)
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32	.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350)

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 1998, and filed November 13, 1998.

(3)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 2000 and filed on November 13, 2000.

(4)	Incorporated by reference to the similarly described exhibit filed with LJL BioSystems’ Registration Statement on Form S-1 (File No. 333-43529) declared effective on March 12, 1998.

(5)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2001 and filed on April 1, 2002.

(6)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2000 and filed on March 30, 2001.

(7)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated March 31, 2001 and filed on May 11, 2001.

(8)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed October 30, 2001.

(9)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2003 and filed on March 27, 2003.

(10)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 2004, and filed on November 9, 2004.

(11)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2004, and filed on March 16, 2005.

(12)	Incorporated by reference to the information in our definitive Proxy Statement pursuant to Regulation 14A filed on April 22, 2005, under the heading “Executive Compensation — Compensation of Directors.”

(13)	Incorporated by reference to the information in our Current Reports on Form 8-K filed on February 23, 2005 and February 15, 2006.

(14)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on April 18, 2005.

(15)	Incorporated by reference to the similarly described exhibit in our Quarterly Report on Form 10-Q dated March 31, 2005 and filed on May 4, 2005.

(16)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on June 1, 2005.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2006.

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

Signature	Title	Date

/s/ Joseph D. Keegan, Ph.D Joseph D. Keegan, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ Timothy A. Harkness Timothy A. Harkness	Chief Financial Officer and Senior Vice President Finance and Operations (Principal Financial and Accounting Officer)	March 15, 2006

/s/ Moshe H. Alafi Moshe H. Alafi	Director	March 15, 2006

/s/ David L. Anderson David L. Anderson	Director	March 15, 2006

/s/ A. Blaine Bowman A. Blaine Bowman	Director	March 15, 2006

/s/ Paul Goddard, Ph.D. Paul Goddard, Ph.D.	Director	March 15, 2006

/s/ Andre F. Marion Andre F. Marion	Director	March 15, 2006

Signature	Title	Date

/s/ Harden M. McConnell, Ph.D. Harden M. McConnell, Ph.D.	Director	March 15, 2006

/s/ J. Allan Waitz, Ph.D. J. Allan Waitz, Ph.D.	Director	March 15, 2006

/s/ Alan Finkel, Ph.D. Alan Finkel, Ph.D.	Director	March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Molecular Devices Corporation

We have audited the accompanying consolidated balance sheets of Molecular Devices Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molecular Devices Corporation and its subsidiaries as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Molecular Devices Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 10, 2006

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$28,908	$30,175
Accounts receivable, net of allowance for doubtful accounts of $442 and $339	41,197	36,995
Inventories, net	23,197	25,785
Deferred tax assets	5,873	9,654
Prepaid and other current assets	2,353	2,780

Total current assets	101,528	105,389
Equipment and leasehold improvements, net	9,902	11,762
Goodwill	102,835	104,228
Developed technology	25,152	16,339
Intangible and other assets	17,999	17,511

	$257,416	$255,229

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,676	$7,085
Accrued compensation	9,759	8,447
Other accrued liabilities	13,623	14,995
Deferred revenue	7,806	7,306

Total current liabilities	38,864	37,833
Other long-term liabilities	993	1,452
Deferred tax liabilities	4,486	5,324

Total liabilities	44,343	44,609
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $.001 par value; 3,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares authorized; 20,076,495 and 19,363,579 shares issued and 16,681,727 and 17,152,610 outstanding at December 31, 2005 and 2004, respectively	20	19
Additional paid-in capital	271,300	262,676
Retained earnings (accumulated deficit)	7,023	(8,873)
Treasury stock, at cost; 3,394,768 and 2,429,446 shares at December 31, 2005 and 2004, respectively	(66,519)	(46,595)
Deferred stock compensation	—	(113)
Accumulated other comprehensive income	1,249	3,506

Total stockholders’ equity	213,073	210,620

	$257,416	$255,229

See accompanying Notes to Consolidated Financial Statements.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Revenues	$181,215	$148,529	$115,581
Cost of revenues	69,531	56,274	43,256

Gross profit	111,684	92,255	72,325
Operating expenses:
Research and development	25,281	22,038	18,679
Selling, general and administrative	59,885	52,469	43,457
Acquired in-process research and development	—	5,000	—
Restructuring and other charges	1,427	1,157	—

Total operating expenses	86,593	80,664	62,136

Income from operations	25,091	11,591	10,189
Gain on sale of equity securities	—	18,288	—
Interest expense	(85)	(187)	—
Interest and other income (expense), net	(530)	319	872

Income before income taxes	24,476	30,011	11,061
Income tax provision	8,580	12,778	3,319

Net income	$15,896	$17,233	$7,742

Basic net income per share	$0.95	$1.08	$0.51

Diluted net income per share	$0.93	$1.04	$0.51

See accompanying Notes to Consolidated Financial Statements.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained			Accumulated
				Earnings			Other	Total
	Common Stock		Additional	(Accumulated	Treasury Stock	Deferred Stock	Comprehensive	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit)	(at cost)	Compensation	Income (Loss)	Equity
	(In thousands, except share amounts)

Balance at December 31, 2002	15,312,892	$15	$181,773	$(33,848)	$(4,632)	$—	$(504)	$142,804
Comprehensive income:
Net income	—	—	—	7,742	—	—	—	7,742
Currency translation, net of tax	—	—	—	—	—	—	2,144	2,144

Total comprehensive income								9,886

Issuance of shares of common stock for options exercised	28,792	—	305	—	—	—	—	305
Issuance of shares of common stock under Employee Stock Purchase Plan	69,301	1	992	—	—	—	—	993
Income tax benefit associated with the exercise of stock options	—	—	1,886	—	—	—	—	1,886
Repurchase of shares of common stock	(632,148)	—	—	—	(10,336)	—	—	(10,336)

Balance at December 31, 2003	14,778,837	16	184,956	(26,106)	(14,968)	—	1,640	145,538
Comprehensive income:
Net income	—	—	—	17,233	—	—	—	17,233
Currency translation, net of tax	—	—	—	—	—	—	1,866	1,866

Total comprehensive income								19,099

Issuance of common stock to acquire Axon Instruments, Inc., net of issuance costs of $784	3,582,655	3	69,648	—	—	—	—	69,651
Issuance of shares of common stock for options exercised	290,619	—	3,266	—	—	—	—	3,266
Issuance of shares of common stock under Employee Stock Purchase Plan	55,499	—	872	—	—	—	—	872
Income tax benefit associated with the exercise of stock options	—	—	3,934	—	—	—	—	3,934
Repurchase of shares of common stock	(1,555,000)	—	—	—	(31,627)	—	—	(31,627)
Deferred stock compensation	—	—	—	—	—	(226)	—	(226)
Amortization of deferred stock compensation	—	—	—	—	—	113	—	113

Balance at December 31, 2004	17,152,610	19	262,676	(8,873)	(46,595)	(113)	3,506	210,620
Comprehensive income:
Net income	—	—	—	15,896	—	—	—	15,896
Currency translation	—	—	—	—	—	—	(2,257)	(2,257)

Total comprehensive income								13,639
Issuance of shares of common stock for options exercised	426,567	1	6,216	—	—	—	—	6,217
Issuance of shares of common stock under Employee Stock Purchase Plan	67,872	—	1,098	—	—	—	—	1,098
Income tax benefit associated with the exercise of stock options	—	—	1,310	—	—	—	—	1,310
Repurchase of shares of common stock	(965,322)	—	—	—	(19,924)	—	—	(19,924)
Amortization of deferred stock compensation	—	—	—	—	—	113	—	113

Balance at December 31, 2005	16,681,727	$20	$271,300	$7,023	$(66,519)	$—	$1,249	$213,073

See accompanying Notes to Consolidated Financial Statements.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except
	share amounts)

Cash flows from operating activities:
Net income:	$15,896	$17,233	$7,742
Adjustments to reconcile net income to net cash provided by operating actives:
Depreciation and amortization	6,494	5,818	5,304
Amortization of intangible assets	3,032	1,247	425
Amortization of deferred stock compensation	113	113	—
Charge for acquired in-process research and development	—	5,000	—
Non-cash portion of restructuring and other expenses	823	—	—
Gain on sale of equity securities	—	(18,288)	—
Decrease in deferred tax assets	1,783	4,297	1,140
Loss on disposal of fixed assets	5	23	—
Equity investment exchanged for services	524	653	—
Income tax benefit realized as a result of employee exercises of stock options	1,310	3,934	1,886
(Increase) decrease in assets:
Accounts receivable	(5,953)	(2,715)	1,740
Inventories	(67)	1,188	(412)
Other current assets	375	(233)	(41)
Increase (decrease) in liabilities:
Accounts payable	626	(576)	1,147
Accrued compensation	1,414	3,454	1,662
Other accrued liabilities	(2,534)	1,614	(2,560)
Deferred revenue	776	377	714

Net cash provided by operating activities	24,617	23,139	18,747

Cash flows from investing activities:
Purchases of investments	—	—	(15,275)
Proceeds from sales and maturities of available-for-sale investments	—	9,850	15,475
Proceeds from sale of equity securities	—	28,288	—
Capital expenditures	(2,850)	(4,773)	(2,399)
Acquisitions, net of cash on hand	—	(48,533)	—
Purchase of intangible assets	(10,084)	—	—
Increase in intangible and other assets	(137)	(1,600)	(1,294)

Net cash used in investing activities	(13,071)	(16,768)	(3,493)

Cash flows from financing activities:
Proceeds from borrowings on credit facility	—	15,000	—
Repayment of borrowings	—	(15,000)	—
Issuance of common stock	7,314	4,138	1,299
Purchase of treasury stock	(19,924)	(31,627)	(10,336)

Net cash used in financing activities	(12,610)	(27,489)	(9,037)

Effect of exchange rate changes on cash and cash equivalents	(203)	1,033	310

Net (decrease) increase in cash and cash equivalents	(1,267)	(20,085)	6,527
Cash and cash equivalents at beginning of year	30,175	50,260	43,733

Cash and cash equivalents at end of year	$28,908	$30,175	$50,260

Supplemental cash flow information:
Cash paid during the year for:
Interest	$85	$186	$—

Income taxes	$5,257	$2,972	$2,143

Issuance of 3,582,655 shares of common stock in conjunction with the acquisition of Axon Instruments, Inc. in July 2004	$—	$69,648	$—

See accompanying Notes to Consolidated Financial Statements.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. We deposit cash with high credit quality financial institutions.

Accounts Receivable

We sell our products primarily to corporations, academic institutions, government entities and distributors within the drug discovery and life sciences research markets. We perform ongoing credit evaluations of our customers and generally do not require collateral. We provide reserves against trade receivables for estimated losses that may result from customers’ inability to pay. The amount of the reserve is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and customer credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against the reserve. Estimated losses have historically been within our expectations. In 2005 and 2004, no single customer accounted for more than 5% of sales.

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

Equipment and Leasehold Improvements

Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (ranging from three to five years). Leasehold improvements are amortized over the remaining term of the

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease, or the life of the asset, whichever is shorter. Maintenance and repairs are expensed as incurred. Depreciation expense for 2005, 2004, and 2003 was $4.6 million, $4.3 million and $3.7 million, respectively.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of net assets when accounted for by the purchase method of accounting. Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) requires periodic evaluations for impairment of goodwill balances. We perform our goodwill impairment tests annually at the Company level, which is the reporting unit, based on the market capitalization approach, during the third quarter of our fiscal year, and more frequently if an event or circumstance indicates that impairment has occurred. Based on our annual evaluations for impairment of goodwill, we determined that no impairment of goodwill existed at any period presented.

Developed Technology, Intangible and Other Assets

Intangible and other assets include patents, license fees, order backlog, distribution rights, tradenames and strategic investments in privately held companies that have been accounted for under the cost method. Patents, developed technology, license fees, and certain tradenames are amortized over their expected useful life of ten years. Order backlog is amortized over a life of one year. Certain tradenames and distribution rights are assessed to have an indefinite life and therefore are not subject to amortization.

Impairment of Long-Lived Assets

We evaluate long-lived assets, including investments accounted for under the cost method, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. For long-lived assets, fair value would be measured based on quantitative and qualitative analysis. There were no long-lived assets that were considered to be impaired during any period presented.

Equity Investments

We have invested in equity instruments of privately held companies for business and strategic purposes. As of December 31, 2005, we had an investment in one company with a carrying value of $1.2 million, which is included in intangible and other assets in the Consolidated Balance Sheets. This investment is accounted for under the cost method because our ownership is less than 20 percent of voting securities and we do not have the ability to exercise significant influence over operations. We regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the estimated fair values of our non-marketable investments. We monitor the preceding factors to identify events or circumstances which would cause us to test for other than temporary impairment and revise our assumptions for the estimated recovery of equity investments. There were no investments considered impaired during any of the periods presented.

In October 2004, Serologicals Corporation (“Serologicals”) purchased Upstate Group, Inc. (“Upstate”), a privately held company in which we held an equity interest. As a result of the acquisition, we received cash of $9.6 million and shares of common stock in Serologicals. Subsequently, we disposed of our entire equity investment in Serologicals. The net gain as a result of these transactions was $18.3 million, which was reported as gain on sale of equity securities in 2004 in the Consolidated Statements of Income.

Income Taxes

Income taxes are accounted for under the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized in the future. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. We believe that our estimates are reasonable and that our reserves for income tax related uncertainties are adequate.

Foreign Currency Translation

We translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the rates of exchange in effect at the end of the period and translate revenues and expenses using average rates in effect during the period. Gains and losses from these translations, including translation of our long-term investments in our foreign subsidiaries, are accumulated as a separate component of stockholders’ equity. Many of our subsidiaries conduct a portion of their business in currencies other than their functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than their functional currency. The value of these receivables and payables is subject to changes in currency exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Foreign currency transaction gains (losses) recognized were $(0.9) million, $(0.2) million and $0.2 million in 2005, 2004 and 2003, respectively, and are included in interest and other income (expense), net, in the Consolidated Statements of Income.

Revenue Recognition and Warranty

We apply the provisions of the following authoritative literature in the development of our revenue recognition policies:

•	Emerging Issues Task Force, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue arrangements with multiple elements are divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a stand alone basis, there is objective and reliable evidence of the fair value of the undelivered elements and there are no rights of return or additional performance guarantees by the Company.

•	Statement of Position 97-2, “Software Revenue Recognition.” Revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair values of the elements as determined by means of our quoting process and published price lists.

•	Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Revenue is recognized when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price is fixed or determinable; and (4) collectibility is reasonably assured.

A majority of our revenue is derived from the sale of instruments to end-users with a one-year warranty. These arrangements include a single element (the instrument). Other single-element arrangements include the sale of consumables, software, service, technology licenses, installation or training. Arrangements incorporating multiple elements may exist, either through one invoice or through separate invoices entered into with a single customer at or near the same time. These multiple-element arrangements can include any combination of the previously described products or services If there are multiple elements not delivered together, we recognize revenue on delivered elements when the fair value of any undelivered elements is known.

All single-element and multiple-element arrangements are evidenced by an invoice in response to a written purchase order or license agreement. Each element of an arrangement is invoiced at fair value as determined by means of our quoting process and published price lists. Standard end-user terms include: risk of loss transferring to the purchaser at the time of shipment, net 30 day payment terms, no right of return or exchange, no right to upgrades and no acceptance provisions.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not enter into arrangements that require performance in excess of our published specifications.

Our revenue recognition criteria are as follows. In multiple element arrangements, each element is invoiced at fair value, and our revenue recognition criteria are applied to each element of the arrangement.

•	Instruments, software and consumables — We recognize revenue with respect to sales of instruments, software and consumables at the time that an instrument, software or consumable is shipped, in accordance with the shipping terms of the invoice. Under FOB Destination terms, we do not recognize revenue until the product arrives at the customer site. We determine that the SAB 104 criteria have been met through receipt of a valid purchase order and issuance by us of either a sales order confirmation or an invoice, confirmation of product shipment (or receipt, when FOB Destination terms apply), issuance of an invoice indicating the price and determination of credit-worthiness or, in certain circumstances, receipt of prior payment.

•	Service, installation and training — Revenue from service events not covered by warranty or a service contract is recognized upon completion of the service. Service can be provided in the field or at our service depot. For a small number of products, we offer the option to purchase installation services. Installation is billed separately at the time of performance and is not part of a package price for instruments. We have established a fair value for installation services, as installation can be purchased with or without an instrument. Further, a third party or the customer can perform the installation. Training is billed separately at the time of performance and is not part of a package price for instruments. Training revenue is recognized upon completion of the training. We determine that the SAB 104 criteria have been met through receipt of a valid purchase order and issuance by us of either a sales order confirmation or an invoice, receipt of a customer acknowledgment that the service, installation or training has been completed, issuance of an invoice indicating the price and determination of credit-worthiness or, in certain circumstances, receipt of prior payment.

•	Service contracts — Revenue from service contracts for our instruments, generally with a one-year term, is recognized ratably over the period of coverage. We determine that the SAB 104 criteria have been met through receipt of a valid purchase order and issuance by us of either a sales order confirmation or an invoice, issuance of an invoice indicating the price and determination of credit-worthiness or, in certain circumstances, receipt of prior payment.

•	Technology license agreements — Revenue from technology license agreements is recognized upon completion of our obligations to the licensee. We determine that the SAB 104 criteria have been met through receipt of an executed license agreement and determination of credit-worthiness or, in certain circumstances, receipt of prior payment. We have no ongoing obligations under our current technology license agreements.

Future warranty costs are estimated based on historical experience and provided for at the time of sale. Shipping and handling costs for revenue-generating shipments are charged to costs of goods sold.

Advertising Costs

We expense the cost of advertising as incurred. Such costs approximated $1.2 million, $1.1 million and $0.8 million for 2005, 2004 and 2003, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion 25”). FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June  15, 2005,

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with early adoption encouraged. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for FAS 123R such that we will now adopt the new standard effective January 1, 2006. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition.

We will adopt FAS 123R using the modified prospective method beginning January 1, 2006. Under this method, FAS 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under FAS 123. We estimate that we will recognize pretax compensation expense of approximately $5.3 million in 2006 in connection with our adoption of FAS 123R.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), a replacement of APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. FAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” FAS 154 is effective for fiscal years beginning after December 31, 2005. We do not believe the adoption of FAS 154 will have a material impact on our financial statements.

Earnings Per Share

Basic net income per share is computed based on the weighted average number of shares of our common stock outstanding. Diluted net income per share is computed based on the weighted average number of shares of our common stock outstanding and other dilutive securities. Dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method).

Computation of diluted earnings per share was as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003

Weighted average common shares outstanding for the period	16,783	16,028	15,067
Common equivalent shares assuming the exercise of stock options under the treasury stock method	364	504	112

Shared used in computing diluted net income per share	17,147	16,532	15,179

Net income	$15,896	$17,233	$7,742

Basic net income per share	$0.95	$1.08	$0.51

Diluted net income per share	$0.93	$1.04	$0.51

Options to purchase 1,468,790 shares of common stock at a weighted average per share exercise price of $34.40 were outstanding during 2005, but were not included in the computation of diluted earnings per share for that year as the options’ weighted average exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. In 2004 and 2003, the total number of shares excluded from the calculations of diluted net income per share were 1,428,219 and 2,085,413, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net income per share using the treasury stock method.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,
	2005	2004	2003

Net income — as reported	$15,896	$17,233	$7,742
Plus: Stock based employee compensation expense included in reported net income, net of tax	65	65	—
Less: Stock based compensation expense determined using the fair value method, net of tax	(5,759)	(6,301)	(7,520)

Net income — pro forma	$10,202	$10,997	$222

Net income per share:
Basic — as reported	0.95	1.08	0.51
Basic — pro forma	0.61	0.69	0.01
Diluted — as reported	0.93	1.04	0.51
Diluted — pro forma	0.59	0.67	0.01

Pro forma net income and net income per share disclosed above are not likely to be representative of the effects on net income and net income per share in future years, as subsequent years may include additional grants and years of vesting.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Expected dividend yield	0%	0%	0%
Expected stock price volatility	77%	86%	81%
Risk-free interest rate	4.0%	4.1%	2.9%
Expected life of options	6.0 years	5.2 years	6.2 years

The weighted average grant date fair value of options granted during the years ended December 31, 2005, 2004 and 2003 was $14.44, $9.89 and $11.50 per share, respectively.

Comprehensive Income

Comprehensive income is comprised of net income and other items of comprehensive income. Other comprehensive income includes cumulative translation adjustments from the translation of foreign subsidiaries’ financial statements, and unrealized gains and losses on available-for-sale securities, if material.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.   Balance Sheet Amounts

	December 31,
	2005	2004
	(in thousands)

Inventories, net:
Raw materials	$11,350	$12,521
Work-in-process	2,127	2,202
Finished goods and demonstration equipment, net	9,720	11,062

	$23,197	$25,785

Equipment and leasehold improvements:
Machinery and equipment	$21,862	$21,474
Software	4,617	4,299
Furniture and fixtures	4,604	4,331
Leasehold improvements	8,898	8,206

	39,981	38,310
Less accumulated depreciation and amortization	(30,079)	(26,548)

	$9,902	$11,762

Intangible and other assets:
Equity investments	$1,177	$2,200
Intangible assets	13,481	13,904
Other assets	3,341	1,407

	$17,999	$17,511

Other accrued liabilities:
Accrued income taxes	$3,051	$3,128
Warranty accrual	2,663	2,276
Other	7,909	9,591

	$13,623	$14,995

Note 3.	Commitments and Contingencies

Operating Leases

Our facilities are leased under noncancelable operating leases. The leases generally require payment of taxes, insurance and maintenance costs on leased facilities. The total amount of rental payments due over the initial lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the net amount paid is recorded in deferred rent, which is included in other accrued liabilities in the accompanying Consolidated Balance Sheets. In May 2005, we entered into a sublease agreement whereby we lease a portion of our office space to a third party through February 2011. Operating lease terms range

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from one to ten years, and as of December 31, 2005, minimum annual rental commitments under these noncancelable operating leases, net of sublease income, were as follows (in thousands):

	Minimum Lease
For the Year Ending December 31,	Payments	Sublease Income	Net

2006	$6,673	$241	$6,432
2007	5,866	289	5,577
2008	5,366	312	5,054
2009	5,538	323	5,215
2010	5,682	334	5,348
Thereafter	7,752	43	7,709

	$36,877	$1,542	$35,335

In January 2006, we entered into agreements to extend the operating leases and reduce the monthly lease payment for two of our facilities. The impact of these agreements is included in the minimum annual rental commitments table above.

Net rental expense under operating leases related to our facilities was approximately $7.3 million, $6.7 million and $5.3 million, respectively, for each of the three years ended December 31, 2005, 2004 and 2003.

Purchase Obligations

We have contractual commitments for the purchase of products, components and services, ending in 2006. The minimum purchase commitments are based on a set percentage of our forecasted production, and for 2006, at current prices, were approximately $13.4 million. These purchase commitments are not expected to result in a material loss.

Warranty

At the time of sale, we record an estimate for warranty costs that may be incurred under product warranties. Warranty expense and activity are estimated based on historical experience. The warranty accrual is evaluated periodically and adjusted for changes in experience. Changes in the warranty liability during the years ended December 31, 2005 and 2004 were as follows (in thousands):

Balance December 31, 2003	$1,502
New warranties issued during the period	1,976
Cost of warranties incurred during the period	(1,721)
Warranties assumed from Axon Instruments, Inc.	519

Balance December 31, 2004	2,276
New warranties issued during the period	2,738
Cost of warranties incurred during the period	(2,351)

Balance December 31, 2005	$2,663

Guarantees

Our charter and bylaws provide for the mandatory indemnification of our directors, officers, and to the extent authorized by its board of directors, employees and other agents, to the maximum extent permitted by the Delaware General Corporation Law. We have entered into indemnity agreements with certain officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be made a party by reason of his or her position as our director, officer or other agent, and otherwise to the fullest extent permitted under Delaware law. The maximum potential amount of future payments that we could be required to make under these indemnification agreements and the relevant provisions of our charter and bylaws is unlimited; however, we have director’s and officer’s liability insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions was minimal. Most of these indemnification provisions were grandfathered under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” as they were in effect prior to December 31, 2003. Accordingly, we had no liabilities recorded for these provisions as of December 31, 2005.

We are subject to indemnification provisions under our agreements with third parties in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions we generally indemnify and hold harmless such third party for losses suffered or incurred by it as a result of our conduct, including breach of representations and warranties in the agreements or infringement on intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these indemnification obligations was minimal. Accordingly, we had no liabilities recorded for these indemnification obligations as of December 31, 2005.

Borrowings under our revolving credit facility, discussed in Note 9, are guaranteed by our domestic subsidiaries.

Note 4.	Acquisitions and Restructuring

Acquisition of Axon Instruments, Inc.

On July 1, 2004, we acquired all of the outstanding capital stock of Axon Instruments, Inc. (“Axon”) pursuant to an Agreement and Plan of Merger and Reorganization. The acquisition was accounted for under the purchase method of accounting. The results of operations of Axon were included in the accompanying consolidated financial statements from the date of acquisition. The total cost of the acquisition was as follows (in thousands):

Common stock issued	$67,207
Cash paid	66,845
Common stock options assumed	3,225
Direct transaction costs	2,337

Total purchase price	$139,614

Cash paid included funds placed in escrow to be paid to former Axon shareholders and certain optionholders upon the performance of specified events. In 2005, certain former Axon stock options expired unexercised, and we reduced the purchase price by $0.3 million, which represented the balance of the cash in escrow that would have been paid to the holders of these options had they been exercised.

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

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options. The value of the Molecular Devices common stock options issued to Axon common stock option holders was computed using the Black-Scholes option pricing model, using the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	53%
Risk-free interest rate	1.5%
Expected life of options	0.57 — 2 years

We allocated the purchase price based on the estimated fair value of the assets acquired and liabilities assumed. A valuation of the purchased intangible assets was undertaken by a third party valuation specialist to assist us in determining the estimated fair value of each identifiable asset and in allocating the purchase price among acquired assets, including the portion of the purchase price attributed to acquired in-process research and development projects. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and which have no alternative use. Standard valuation procedures and techniques were utilized in determining the estimated fair value of the acquired in-process research and development. To determine the estimated fair value of the acquired in-process research and development, we considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, and expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $5.0 million of the purchase price being allocated to acquired in-process research and development and charged to earnings, using discount rates ranging from 27% to 32%. The in-process research and development acquired from Axon consisted of projects related to the PatchXpress and ImageXpress product development initiatives. We estimated that the in-process projects related to each of these products varied from 62% to 75% complete, based on research and development complexity, costs and time expended to date relative to the expected remaining costs and time to reach technological feasibility.

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

Goodwill, representing the excess of the purchase price over the fair value of the net assets acquired, will not be amortized, consistent with the guidance in FAS 142. The goodwill associated with the Axon acquisition is not deductible for tax purposes. The acquired goodwill value was primarily based on the complimentary technology that is expected to strengthen our product portfolio with systems for cellular neurosciences and genomics, and that combines complimentary product lines in the areas of high-throughput imaging and electrophysiology. In 2005, we reduced goodwill by $1.1 million and increased the net book value of acquired assets and liabilities to reflect an increase in deferred tax assets. The increase in deferred tax assets was the result of a change to the estimated amount of acquired deferred tax assets.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The excess of the purchase price over the identified net assets of Axon was allocated as follows (in thousands):

Acquired goodwill	$76,822
Net book value of acquired assets and liabilities which approximates fair value	33,192
Acquired developed technology (amortized over ten years)	15,900
Acquired tradename	8,600
Acquired in-process research and development	5,000
Acquired backlog (amortized over one year)	100

$139,614

The net book value of acquired assets and liabilities, which approximated fair value, as of June 30, 2004 was as follows (in thousands):

As of
June 30, 2004

Assets:
Cash and cash equivalents	$22,064
Accounts receivable	7,286
Inventories, net	11,253
Other current assets	6,256
Fixed assets	1,577
Intangible and other assets	3,080

Total assets	$51,516
Liabilities:
Accounts payable and other current liabilities	$11,824
Long term liabilities	6,500

Total liabilities	$18,324

Net book value of acquired assets and liabilities	$33,192

Restructuring and Other Charges

In the fourth quarter of 2005, we implemented a restructuring plan which included the termination of employees and the restructuring of a development and license agreement with a supplier. Costs for this plan associated with employee severance totaled $0.6 million. Costs for the restructuring of the agreement totaled $0.8 million, including the return of our equity investment in the supplier valued at $0.5 million and the transfer of $0.3 million of inventory. The total of $1.4 million was recognized as expense in restructuring and other charges in the Consolidated Statements of Income. Activity for these charges for the year ended December 31, 2005 was as follows (in thousands):

		Non-Cash
		Charges	Balance at
		and Cash	December 31,
	Initial Cost	Payments	2005

Molecular Devices employee severance	$604	$(201)	$403
Restructuring of agreement	823	(823)	—

Total	$1,427	$(1,024)	$403

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concurrent with the Axon acquisition in 2004, we implemented an integration plan which included the termination of Axon employees, the relocation or transfer to other sites of employees and the closure of duplicate facilities. Costs for this plan associated with employee severance and relocation totaled $0.5 million. Costs for the closure of duplicate facilities, representing an unfavorable lease liability associated with one of Axon’s remaining leases, totaled $2.2 million.

In the fourth quarter of 2004, we implemented an integration plan which included the termination of additional employees. Costs necessary to integrate the businesses of Molecular Devices and Axon that were expected to benefit future operations were expensed as restructuring and other charges in the Consolidated Statements of Income. Termination costs related to Molecular Devices employees totaled $1.2 million for the year ended December 31, 2004.

Activity for these restructuring charges for the years ended December 31, 2005 and 2004, was as follows (in thousands):

				Non-Cash	Adjustments
			Balance at	Charges and	Included in	Balance at
			December 31,	Cash	Pre-Tax	December 31,
	Initial Cost	Payments	2004	Payments	Income	2005

Axon employee severance and relocation	$500	$(365)	$135	$(35)	$(100)	$—
Closure of duplicate facilities	2,200	—	2,200	(857)	(54)	1,289
Molecular Devices employee severance	1,157	(124)	1,033	(972)	(61)	—

Total	$3,857	$(489)	$3,368	$(1,864)	$(215)	$1,289

Note 5.	Goodwill, Developed Technology and Intangible and Other Assets

In March 2005, we completed the purchase of certain assets from Xsira Pharmaceuticals, Inc. (“Xsira”) relating to the Transfluor®technology, a cell-based fluorescent assay system for monitoring the function of G-protein coupled receptors. We acquired $11.6 million of intangible assets, including $11.4 million of developed technology and tradenames valued at $0.2 million. These intangible assets will be amortized over their estimated useful lives of ten years. We also acquired $0.1 million of other current assets consisting of receivables assigned to us in the purchase.

Goodwill was $102.8 million and $104.2 million at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, purchased intangible assets not subject to amortization totaled $10.8 million and consisted of tradenames valued at $9.3 million and distribution rights valued at approximately $1.5 million.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased intangible assets subject to amortization over ten years consisted of patents, developed technology, license fees, and certain tradenames. Purchased intangible assets subject to amortization over one year consisted of order backlog. The gross and net carrying value of these assets were as follows (in thousands):

	December 31, 2005			December 31, 2004
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Developed technology	$28,743	$3,591	$25,152	$17,368	$1,029	$16,339
License fees	2,688	772	1,916	2,688	513	2,175
Patents	1,372	610	762	1,372	472	900
Tradename	200	15	185	—	—	—
Order backlog	100	100	—	100	42	58

Total	$33,103	$5,088	$28,015	$21,528	$2,056	$19,472

Amortization expense was $3.0 million, $1.2 million and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated future amortization expense of purchased intangible assets and license fees is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense

2006	$3,306
2007	3,313
2008	3,313
2009	3,313
2010	3,313
Thereafter	11,457

$28,015

Note 6.	Stockholders’ Equity

Treasury Stock

In 2005, we repurchased 965,322 shares of our common stock. These repurchases occurred at various times throughout the year. As of December 31, 2005, approximately 1.1 million shares remained available for repurchase under the stock repurchase program initially approved by the Board of Directors in August 2001.

Note 7.	Stock Option and Employee Incentive Plans

In April 2005, we established the 2005 Equity Incentive Plan (“2005 Plan”), which is an amendment and restatement of our 1995 Stock Option Plan. The 2005 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock purchase awards, stock bonus awards, stock unit awards, and other forms of equity awards. There were an aggregate of 4,333,011 shares of common stock reserved for issuance under the 2005 Plan. Stock options generally expire in ten years and become exercisable in increments as specified in the option agreements. Terms and vesting schedules of other types of equity awards are pursuant to the various agreements under which such awards are made.

In September 1995, we established the 1995 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). Under the Directors’ Plan, we are authorized to grant nonqualified stock options to purchase up to 347,500 shares of common stock at the fair market value of the common shares at the date of grant. Options granted under the Directors’ Plan vest and become exercisable in four equal annual installments commencing one year from

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date of the grant. Effective May 26, 2005, we terminated the Directors’ Plan upon approval of the 2005 Equity Plan by the stockholders at the 2005 Annual Meeting. Although the Directors’ Plan was terminated, all outstanding option grants under the Directors’ Plan will continue in effect in accordance with their existing terms and conditions.

In July 2001, we established the 2001 Stock Option Plan (the “2001 Plan”). Under the 2001 Plan, we are authorized to grant options to purchase up to 100,000 shares of common stock to employees who are working or residing outside of the U.S. and are not officers or directors. Option grants expire in twelve years and generally become exercisable in increments over a period of four to five years from the date of grant. Options may be granted with different vesting terms from time to time.

As a result of our acquisition of Axon, we assumed options issued by Axon under Axon’s 1993 Stock Option Plan, as amended, and Axon’s 2001 Equity Incentive Plan (“Axon employee stock options”). The Axon employee stock options vest over a maximum period of five years and expire ten years from the date of grant.

The following table summarizes the activity under all of our plans, including the plans of companies that we acquired:

	Shares Available	Options	Weighted Average
	for Future Grant	Outstanding	Exercise Price

Balance at December 31, 2002	980,386	2,565,332	$27.87
Authorized	500,000	—	—
Granted	(562,855)	562,855	16.08
Exercised	—	(28,792)	10.62
Cancelled	146,824	(146,824)	32.93

Balance at December 31, 2003	1,064,355	2,952,571	25.55
Authorized	300,000	—	—
Granted	(522,500)	522,500	19.54
Assumed through acquisition of Axon	—	572,570	18.55
Exercised	—	(270,258)	12.18
Cancelled	289,768	(289,768)	24.74

Balance at December 31, 2004	1,131,623	3,487,615	24.59
Granted	(411,500)	411,500	20.82
Exercised	—	(458,190)	14.29
Cancelled	356,595	(356,595)	27.69

Balance at December 31, 2005	1,076,718	3,084,330	$25.15

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a summary of our outstanding and exercisable options at December 31, 2005:

Options Outstanding
		Weighted Average
		Remaining		Options Exercisable
	Number	Contractual Life	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	(Yr.)	Exercise Price	Exercisable	Exercise Price

$0.00 to $12.58	206,791	4.4	$7.27	191,419	$7.22
$12.59 to $25.16	2,142,879	6.6	19.53	1,371,022	19.47
$25.17 to $37.74	232,600	3.2	27.93	232,600	27.93
$37.75 to $50.33	308,331	4.1	46.79	308,331	46.79
$50.34 to $62.91	71,630	4.6	53.07	71,630	53.07
$62.92 to $75.49	47,750	5.1	75.27	47,750	75.27
$75.50 to $88.08	74,349	4.8	77.74	74,349	77.74

	3,084,330		$25.15	2,297,101	$27.12

There were 2,497,777 and 1,762,391 options exercisable under the various plans at December 31, 2004 and 2003, respectively.

Deferred Compensation

In connection with the acquisition of Axon, we assumed unvested stock options held by Axon employees. We recorded deferred stock compensation totaling $0.2 million based on the intrinsic value of these assumed unvested stock options. The deferred stock compensation was amortized over the options’ remaining vesting period of one year.

401(k) Plan

Our 401(k) Plan (the “Plan”) covers substantially all of our U.S. based employees. Under the Plan, as amended in November 2004, eligible employees may make contributions subject to certain Internal Revenue Service restrictions. We began matching a portion of employee contributions in 1997, up to a maximum of $2,500 of each employee’s eligible compensation. The match, which is subject to board approval based on a number of factors, is effective December 31 of each year and vests over a period of four years of service. For the years ended December 31, 2005, 2004 and 2003, we recognized as expense approximately $0.7 million, $0.5 million and $0.5 million, respectively, under the Plan.

Axon maintained the Axon Instruments, Inc. 401(k) Savings and Retirement Plan (the “Axon Plan”), for its eligible employees. Effective December 31, 2004, the Axon Plan was discontinued and employee account balances were merged into the Plan.

Stock Reserved for Issuance

As of December 31, 2005, we had 4,161,048 shares of common stock reserved for issuance under our stock option plans.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Current:
Federal	$3,015	$3,374	$150
State	469	1,755	215
Foreign	914	650	1,815

	4,398	5,779	2,180

Deferred:
Federal	3,389	6,089	1,938
State	368	730	437
Foreign	425	180	(1,236)

	4,182	6,999	1,139

	$8,580	$12,778	$3,319

The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income before income taxes. The source and tax effects of the differences are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Income before provision for income taxes	$24,476	$30,011	$11,061

Income tax at statutory rate (35%)	8,567	10,504	3,871
Non-deductible acquired in-process research and development	—	1,750	—
State income tax, net of federal benefit	555	1,615	424
Extraterritorial income exclusion benefit	(414)	(410)	(147)
Qualified production activities income deduction	(201)	—	—
Research and development credits	(301)	(688)	(197)
Foreign losses currently not benefited	—	—	(708)
Other	374	7	76

Income tax provision	$8,580	$12,778	$3,319

Foreign pretax income was $2.8 million, $1.4 million and $5.7 million in 2005, 2004 and 2003, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. The tax effects of

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

temporary differences and carryforwards which give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004

Deferred tax assets:
Deferred revenue and non-deductible reserves	$1,127	$743
Warranty and accrued expenses	3,730	4,185
Depreciation and amortization	1,562	—
Net operating loss carryforwards	215	3,007
Foreign loss carryforwards	288	447
Tax credit carryforwards	491	1,376
Intercompany inventory transactions	512	512
Other	22	383

Total deferred tax assets	7,947	10,653
Deferred tax liabilities:
Acquired intangible assets	(4,486)	(5,125)
Depreciation and amortization	—	(886)
Other	—	(198)

Total deferred tax liabilities	(4,486)	(6,209)

Net deferred tax assets	$3,461	$4,444

The valuation allowance decreased by $2.9 million and $0.7 million in 2004 and 2003, respectively. The valuation allowance decrease relates to stock option deductions credited to equity that were realized through utilization of net operating loss carryforwards during 2004 and 2003. There was no valuation allowance at December 31, 2005 or 2004.

As of December 31, 2005, we had federal alternative minimum tax credit carryforwards of approximately $0.2 million which carry forward indefinitely. We had California net operating loss carryforwards of approximately $3.8 million which expire in the years 2006 through 2010 and California research and development credits of approximately $0.9 million which carry forward indefinitely. Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

The federal and state provisions do not reflect the tax benefit resulting from deductions associated with our various stock option plans. These benefits were $1.2 million, $0.9 million and $0.1 million in 2005, 2004 and 2003, respectively.

As of December 31, 2005, we had unrecognized deferred tax liabilities of approximately $0.7 million related to approximately $7.8 million of cumulative net undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently reinvested in operations outside the U.S.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act, which expired on December 31, 2005, created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The Company did not repatriate any accumulated income earned abroad during the period in which the Act was effective.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Revolving Credit Facility

We have a senior unsecured credit facility with Union Bank of California, N.A., which provides us with a revolving credit facility in the amount of up to $30.0 million. Borrowings under the revolving credit facility are guaranteed by our domestic subsidiaries. All loans outstanding under the senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus 0.50% or the London InterBank Offered Rate (LIBOR) plus 1.25%. The revolving credit facility may be drawn, paid and reborrowed at our option, and matures on July 1, 2007. We initially used $15.0 million of this credit facility to partially finance the cash portion of the merger consideration paid to Axon shareholders and certain optionholders. The $15.0 million drawdown was repaid and the revolving credit facility had no outstanding balance as of December 31, 2005 or 2004. At December 31, 2005, we were in compliance with all of the credit facility covenants.

Note 10.	Industry Segment, Geographic and Customer Information

We operate in a single industry segment, and our chief operating decision maker views our operations as follows: the design, development, manufacture, sale and service of bioanalytical measurement systems for drug discovery and life sciences research applications.

Foreign subsidiaries’ operations consist of research and development, sales, service, manufacturing and distribution. Summarized data for our domestic and international operations was as follows (in thousands):

			Adjustments and
	United States	International	Eliminations	Total

Year ended December 31, 2003
Revenues	$98,885	$37,193	$(20,497)	$115,581
Income from operations	5,768	4,545	(124)	10,189
Identifiable assets	157,950	25,754	(16,791)	166,913
Year ended December 31, 2004
Revenues	133,662	44,577	(29,710)	148,529
Income from operations	10,118	1,624	(151)	11,591
Identifiable assets	248,996	31,577	(25,344)	255,229
Year ended December 31, 2005
Revenues	161,609	59,970	(40,364)	181,215
Income from operations	21,846	3,150	95	25,091
Identifiable assets	255,146	33,652	(31,382)	257,416

Our products are broken into two product families. The drug discovery family includes our FLIPR, Automated Electrophysiology, High-Throughput Imaging and Analyst product families. The life sciences research family includes the SpectraMax, GenePix, MetaMorph, Cellular Neurosciences, Liquid Handling and Threshold product lines. Consolidated revenue from our product families was as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Drug discovery	$72,778	$61,457	$51,864
Life sciences research	108,437	87,072	63,717

Total revenues	$181,215	$148,529	$115,581

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sources of consolidated revenue from significant geographic regions were as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

North America	$105,562	$90,454	$72,403
Europe	46,231	38,515	28,090
Rest of World	29,422	19,560	15,088

Total revenues	$181,215	$148,529	$115,581

Note 11.	Related Party Transactions

Our Chief Executive Officer is a member of the Board of Directors of Essen Instruments (“Essen”) and we are a minority investor in Essen. We paid Essen $0.5 million, $0.3 million and $0.5 million in royalties in the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, we owed Essen $0.2 million for royalties payable.

In December 2003, we entered into a services agreement with Essen whereby Essen provided certain consulting services to us for two years in exchange for the return of a portion of the Essen shares owned by us. Through December 31, 2005, $1.2 million in equity was returned to Essen in exchange for consulting services provided, and the services agreement was completed.

We had an equity investment in Upstate until October 2004. We paid Upstate $0.1 million for royalties and $90,000 for inventory during the year ended December 31, 2004.

We had an equity investment in Aviva Biosciences Corporation (“Aviva”) until December 2005, when we returned it as part of our restructuring as described in Note 4. For the years ended December 31, 2005 and 2004, we purchased $3.3 million and $0.8 million of inventory from Aviva.

Note 12.	Subsequent Event

In February 2006, we repurchased 322,562 shares of our common stock for approximately $10.1 million under our stock repurchase program. These shares will be accounted for as treasury stock, at cost.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Year ended December 31, 2004
Revenues	$27,337	$32,205	$41,502	$47,485
Gross profit	17,095	20,130	25,700	29,331
Net income (loss)	1,430	2,505	(1,268)	14,567
Basic net income (loss) per share	0.10	0.18	(0.07)	0.84
Diluted net income (loss) per share	0.10	0.17	(0.07)	0.81
Year ended December 31, 2005
Revenues	$39,064	$44,537	$45,156	$52,458
Gross profit	24,018	26,937	27,763	32,966
Net income	1,844	3,665	4,631	5,756
Basic net income per share	0.11	0.22	0.28	0.35
Diluted net income per share	0.11	0.21	0.27	0.34

Adjustments have been made to amounts previously reported for net income, basic net income per share, and diluted net income per share in 2005. As part of our year-end closing procedures and in conjunction with the audit of our year-end financial statements, we recognized $0.5 million, $61,000, and $27,000 of additional pre-tax expenses associated with foreign currency transaction losses on short-term intercompany receivables and payables in the first, second and third quarters of 2005, respectively. These gains and losses had previously been recognized as a component of stockholders’ equity. In 2005, these adjustments decreased basic net income per share by $0.02 in the first quarter, and had no impact in the second and third quarters. They decreased diluted net income per share by $0.02 in the first quarter, and $0.01 in each of the second and third quarters. No such adjustments were made to the 2004 quarterly information, as the impact was not material for the year ended December 31, 2004.

SCHEDULE II  —  VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to Costs			Balance at End of
Description	Beginning of Year	and Expenses		Deductions	Year
	(In thousands)

Allowance for doubtful accounts receivable
Year ended December 31, 2003	$434	$77		$(103)	$408
Year ended December 31, 2004	$408	$436	(A)	$(505)	$339
Year ended December 31, 2005	$339	$255		$(152)	$442

(A)	Of this amount, $0.2 million in reserves was associated with receivables acquired from Axon (see Note 4).

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3	.2(1)	Bylaws of the Registrant

3	.3(5)	Certificate of Amendment to Certificate of Incorporation

4	.1(1)	Specimen Certificate of Common Stock of Registrant

10	.1(1)*	1988 Stock Option Plan

10	.2(1)*	Form of Incentive Stock Option under the 1988 Stock Option Plan

10	.3(1)*	Form of Supplemental Stock Option under the 1988 Stock Option Plan

10	.4(5)*	1995 Employee Stock Purchase Plan

10	.6(1)*	Form of Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Stock Option Plan

10	.8(1)*	Form of Incentive Stock Option under the 1995 Stock Option Plan

10	.9(1)*	Form of Nonstatutory Stock Option under the 1995 Stock Option Plan

10	.10(1)*	Form of Early Exercise Stock Purchase Agreement under the 1995 Stock Option Plan

10	.11(1)*	Form of Indemnity Agreement between the Registrant and its Directors and Executive Officers

10	.19(10)*	Amended Key Employee Agreement for Joseph D. Keegan, Ph.D., dated July 29, 2004

10	.20(2)	Exclusive License and Technical Support Agreement, dated August 28, 1998, by and between the Registrant and Affymax

10	.21(2)*	Employee Offer Letter for Timothy A. Harkness

10	.24(10)*	1995 Non-Employee Director’s Stock Option Plan, as amended

10	.25(10)*	1995 Stock Option Plan, as amended

10	.26(3)*	Employee Offer Letter for Patricia Sharp

10	.27(4)*	LJL BioSystems 1994 Equity Incentive Plan and Forms of Agreements

10	.28(4)*	LJL BioSystems 1997 Stock Plan and Forms of Agreements

10	.29(4)*	LJL BioSystems 1998 Directors’ Stock Option Plan and Forms of Agreements

10	.33(6)	Lease Agreement, dated May 26, 2000, by and between Aetna Life Insurance Company and the Registrant

10	.34(7)*	Change in Control Severance Benefit Plan

10	.35(8)	Rights Agreement, dated October 25, 2001, among the Registrant and EquiServe Trust Company, N.A.

10	.37(5)*	Key Employee Agreement for Tom O’Lenic

10	.38(10)*	2001 Stock Option Plan, as amended

10	.39(9)	Lease dated May 28, 2002 by and between The Irvine Company and the Registrant

10	.40(9)*	Letter Agreement, dated April 11, 2002, by and between the Registrant and Joseph D. Keegan, Ph.D.

10	.43(11)*	Amended Key Employment Agreement for Timothy A. Harkness

10	.44(11)*	Employee Offer Letter for Alan Finkel

10	.45(11)*	Employee Offer Letter for Steven Davenport

10	.46(11)*	Employee Offer Letter for Jan Hughes

10	.47(11)*	Amended Employee Offer Letter for Jan Hughes

10	.48(12)*	Non-Employee Director Compensation Arrangements

Exhibit
Number		Description of Document

10	.49(13)*	Executive Officer Compensation Arrangements

10	.50(14)*	Form of Stock Option Agreement for Non-Employee Director under the 1995 Equity Incentive Plan

10	.51(15)†	Asset Purchase Agreement, dated as of March 9, 2005, by and between Molecular Devices Corporation and Xsira Pharmaceuticals, Inc.

10	.52(16)*	2005 Equity Incentive Plan

10	.53(16)*	Form of Stock Option Agreement under the 2005 Equity Incentive Plan

10	.54(16)*	Form of Stock Option Agreement for Non-Employee Director under the 2005 Equity Incentive Plan

10.55		First Amendment to Lease, dated January 27, 2006, by and between the Registrant and Moffett Office Park Investors LLC (successor-in-interest to Aetna Life Insurance Company)

10.56		First Amendment to Lease, dated January 30, 2006, by and between the Registrant and The Irvine Company LLC

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (contained on the signature pages hereto)

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32	.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350)

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 1998, and filed November 13, 1998.

(3)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 2000 and filed on November 13, 2000.

(4)	Incorporated by reference to the similarly described exhibit filed with LJL BioSystems’ Registration Statement on Form S-1 (File No. 333-43529) declared effective on March 12, 1998.

(5)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2001 and filed on April 1, 2002.

(6)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2000 and filed on March 30, 2001.

(7)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated March 31, 2001 and filed on May 11, 2001.

(8)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed October 30, 2001.

(9)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2003 and filed on March 27, 2003.

(10)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 2004, and filed on November 9, 2004.

(11)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2004, and filed on March 16, 2005.

(12)	Incorporated by reference to the information in our definitive Proxy Statement pursuant to Regulation 14A filed on April 22, 2005, under the heading “Executive Compensation — Compensation of Directors.”

(13)	Incorporated by reference to the information in our Current Reports on Form 8-K filed on February 23, 2005 and February 15, 2006.

(14)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on April 18, 2005.

(15)	Incorporated by reference to the similarly described exhibit in our Quarterly Report on Form 10-Q dated March 31, 2005 and filed on May 4, 2005.

(16)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on June 1, 2005.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.