Form 10-Q
period 2006-03-31
MOLECULAR DEVICES CORP
filed 2006-05-10
CIK 1003113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐           Accelerated Filer ☑           Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2006, 16,967,533 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

MOLECULAR DEVICES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	March 31,	December 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$33,181	$28,908
Accounts receivable, net	32,492	41,197
Inventories, net	23,923	23,197
Deferred tax assets	5,867	5,873
Prepaid and other current assets	2,092	2,353

Total current assets	97,555	101,528
Equipment and leasehold improvements, net	9,543	9,902
Goodwill	102,835	102,835
Developed technology	24,439	25,152
Intangible and other assets	19,499	17,999

	$253,871	$257,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,939	$7,676
Accrued compensation	3,727	9,759
Other accrued liabilities	8,073	13,623
Deferred revenue	7,923	7,806

Total current liabilities	27,662	38,864
Other long-term liabilities	928	993
Deferred tax liabilities	4,486	4,486

Total liabilities	33,076	44,343

Commitments and contingencies (Note 8)

Stockholders’ equity

Common stock, $.001 par value; 60,000,000 shares authorized; 20,661,324 and 20,076,495 shares issued and 16,943,994 and 16,681,727 outstanding at March 31, 2006 and December 31, 2005, respectively	21	20
Additional paid-in capital	286,153	271,300
Retained earnings	9,869	7,023
Treasury stock, at cost; 3,717,330 and 3,394,768 shares at March 31, 2006 and December 31, 2005, respectively	(76,639)	(66,519)
Accumulated other comprehensive income	1,391	1,249

Total stockholders’ equity	220,795	213,073

	$253,871	$257,416

The accompanying notes are an integral part of these statements

MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2006	2005

Revenues	$39,996	$39,064
Cost of revenues *	15,461	15,046

Gross profit	24,535	24,018

Operating expenses:
Research and development *	5,465	6,226
Selling, general and administrative *	16,246	14,313

Total operating expenses	21,711	20,539

Income from operations	2,824	3,479
Gain on sale of equity securities	1,669	—
Interest income	242	125
Interest expense	(19)	(27)
Other income (expense), net	29	(577)

Income before income taxes	4,745	3,000
Income tax provision *	1,899	1,156

Net income	$2,846	$1,844

Basic net income per share	$0.17	$0.11

Diluted net income per share	$0.16	$0.11

Shares used in computing basic net income per share	16,823	17,041

Shares used in computing diluted net income per share	17,374	17,361

* Includes the following amounts related to stock-based compensation expense recorded under FAS 123R:
Cost of revenues	$105	$—
Research and development	284	—
Selling, general and administrative	894	—
Income tax benefit	(391)	—

Effect on net income	$892	$—

The accompanying notes are an integral part of these statements

MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income:	$2,846	$1,844
Adjustments to reconcile net income to net cash provided by (used in) operating actives:
Depreciation and amortization	1,530	1,748
Amortization of intangible assets	821	559
Amortization of deferred stock compensation	—	56
Equity investment exchanged for services	—	131
Gain on sale of equity securities	(1,699)	—
Loss on disposal of fixed assets	42	—
Employee stock-based compensation	1,283	—
Income tax benefit realized as a result of employee exercises of stock options	(2,403)	—
(Increase) decrease in assets:
Accounts receivable	8,861	891
Inventories	(1,158)	(1,099)
Deferred tax assets	(43)	(113)
Other current assets	268	372
Increase (decrease) in liabilities:
Accounts payable	258	(330)
Accrued liabilities	(7,600)	(6,497)
Deferred revenue	89	(27)

Net cash provided by (used in) operating activities	3,095	(2,465)

Cash flows from investing activities:
Proceeds from sale of equity securities	1,699	—
Capital expenditures	(737)	(676)
Purchase of intangible and other assets	(3,187)	(11,685)

Net cash used in investing activities	(2,225)	(12,361)

Cash flows from financing activities:
Issuance of common stock	11,168	2,211
Purchase of treasury stock	(10,120)	(8,397)
Income tax benefit realized as a result of employee exercises of stock options	2,403	—

Net cash provided by (used in) financing activities	3,451	(6,186)

Effect of exchange rate changes on cash	(48)	(837)

Net increase (decrease) in cash and cash equivalents	4,273	(21,849)
Cash and cash equivalents at beginning of period	28,908	30,175

Cash and cash equivalents at end of period	$33,181	$8,326

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
     The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The condensed consolidated balance sheet at December 31, 2005 is derived from the audited consolidated balance sheet at that date which is not presented herein. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005, included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2005, filed with the SEC on March 16, 2006.
     The unaudited condensed consolidated financial statements include the accounts of Molecular Devices and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements contained herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.
     Adjustments have been made to amounts reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 as filed with the SEC on May 4, 2005 for other income (expense) net, income before taxes, income tax provision, net income, basic net income per share, and diluted net income per share in the first quarter of 2005. As part of our 2005 year-end closing procedures and in conjunction with the audit of our year-end consolidated financial statements, we recognized $0.5 million of additional pre-tax expenses associated with foreign currency transaction losses on short-term intercompany receivables and payables in the first quarter of 2005. This loss had previously been recognized as a component of stockholders’ equity. In the first quarter of 2005, this adjustment decreased basic and diluted net income per share by $0.02.
Note 2. Stock Based Compensation
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
     Prior to January 1, 2006, these stock option plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 and related interpretations, as permitted by the Financial Accounting Standard’s Board

(“FASB”) Statement No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” as amended. Accordingly, no compensation expense was recognized for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method and therefore have not restated prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123 and compensation expense for all stock-based compensation awards granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. We recognize stock-based compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.
     The following table shows total stock-based compensation expense recorded under FAS 123R included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2006 (in thousands, except per share amounts):

Cost of revenues	$105
Research and development	284
Selling, general and administrative	894
Income tax benefit	(391)

Effect on net income	$892

Basic net income per share	$0.05

Diluted net income per share	$0.05

     Prior to the adoption of FAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. FAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for these options to be classified as financing cash flows. For the three months ended March 31, 2006, the benefit realized as a result of employee exercises of stock options of $2.4 million was classified as a financing cash flow.
     If we had elected to recognize compensation expense based on the fair value of the options granted on their grant date and shares issued under stock purchase plans as prescribed by FAS 123 for the first quarter of 2005, net income and net income per share would have been changed to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

Three Months Ended
March 31, 2005
Net income — as reported	$1,844
Plus: Stock based employee compensation expense included in reported net income, net of tax	56
Less: Stock based compensation expense determined using the fair value method, net of tax	(1,792)

Net income — pro forma	$108

Net income per share:
Basic — as reported	0.11
Basic — pro forma	0.01
Diluted — as reported	0.11
Diluted — pro forma	0.01
     As part of our adoption of FAS 123R, we reevaluated our assumptions used in estimating the fair value of stock options granted. As part of this assessment, we determined that a combination of implied and historical volatility is a better indicator of our expected volatility than historical volatility alone, which we previously used to value our options. Further, we examined the historical pattern of option exercises in order to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, we identified two employee populations. We used the Black Scholes option-pricing model to value the options for both of the employee populations. The table below presents the weighted average expected term in years of the two identified employee populations. The expected term is based on historical exercise patterns and post-vesting termination behavior within both of the populations identified. The interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of grant.

     The fair value of each option was estimated on the date of grant using the following assumptions:

	Three Months Ended March 31,
	2006	2005
Expected dividend yield	0%	0%
Expected stock price volatility	49%	77%
Risk-free interest rate	4.3%	4.0%
Expected term of options	5.2 years	6.0 years
     The following table summarizes the activity under all of our plans for the first quarter of 2006:

	Shares Available for		Weighted Average
	Future Grant	Options Outstanding	Exercise Price

Balance at December 31, 2005	1,076,718	3,084,330	$25.15
Granted	(312,250)	312,250	29.45
Exercised	—	(592,014)	18.76
Cancelled	13,456	(13,456)	21.63

Balance at March 31, 2006	777,924	2,791,110	$26.95

     The following table is a summary of our outstanding and exercisable options at March 31, 2006:

Options Outstanding				Options Exercisable
		Weighted Average
Range of Exercise		Remaining Contractual	Weighted Average	Number	Weighted Average
Prices	Number Outstanding	Life (Yr.)	Exercise Price	Exercisable	Exercise Price
$0.00 to $12.58	131,686	4.3	$ 7.47	121,397	$ 7.43
$12.59 to $25.16	1,684,981	6.7	19.52	1,029,818	19.48
$25.17 to $37.74	480,617	7.4	29.06	168,367	28.33
$37.75 to $50.33	306,331	3.8	46.49	306,331	46.80
$50.34 to $62.91	70,896	3.6	53.07	70,896	53.07
$62.92 to $75.49	42,250	4.7	75.27	42,250	75.27
$75.50 to $88.08	74,349	4.6	77.74	74,349	77.74

	2,791,110		$ 26.95	1,813,408	$ 29.11

     The weighted average grant date fair value of options granted during the quarter ended March 31, 2006 was $14.41 per share. The intrinsic value of options exercised during the quarter ended March 31, 2006 was $7.4 million. The intrinsic value of options outstanding at March 31, 2006 was $27.8 million. As of March 31, 2006, $11.4 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 1.97 years.

Note 3. Balance Sheet Components (in thousands)

	March 31,	December 31,
	2006	2005
	(in thousands)
Inventories, net:
Raw materials	$11,586	$11,350
Work-in-process	1,731	2,127
Finished goods and demonstration equipment	10,606	9,720

	$23,923	$23,197

Other accrued liabilities:
Accrued income taxes	$326	$3,051
Warranty accrual	2,530	2,663
Other	5,217	7,909

	$8,073	$13,623

Note 4. Developed Technology and Intangible and Other Assets
     At March 31, 2006 and December 31, 2005, purchased intangible assets not subject to amortization totaled $10.8 million and consisted of tradenames valued at $9.3 million and distribution rights valued at approximately $1.5 million.
     Purchased intangible assets subject to amortization over ten years consist of patents, developed technology, license fees, and certain tradenames. The gross and net carrying value of these assets at March 31, 2006 and December 31, 2005 were included as Intangible assets in the Condensed Consolidated Balance Sheets, and were as follows (in thousands):

	March 31, 2006			December 31, 2005
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Developed technology	$28,743	$4,304	$24,439	$28,743	$3,591	$25,152
License fees	4,188	841	3,347	2,688	772	1,916
Patents	1,372	644	728	1,372	610	762
Tradename	200	20	180	200	15	185

Total	$34,503	$5,809	$28,694	$33,003	$4,988	$28,015

     The estimated future amortization expense of purchased intangible assets as of March 31, 2006 was as follows (in thousands):

For the Year Ended December 31,	Amortization Expense

2006 (remaining 9 months)	$2,596
2007	3,463
2008	3,463
2009	3,463
2010	3,463
Thereafter	12,246

$28,694

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

	Three Months Ended
	March 31,
	2006	2005

Weighted average common shares outstanding for the period	16,823	17,041

Common equivalent shares assuming the exercise of stock options under the treasury stock method	551	320

Shared used in computing diluted net income per share	17,374	17,361

Net income	$2,846	$1,844

Basic net income per share	$0.17	$0.11

Diluted net income per share	$0.16	$0.11

     For the three months ended March 31, 2006, the total number of shares excluded from the calculations of diluted net income per share was 519,969, as the weighted-average exercise price of these outstanding stock options was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. For the three months ended March 31, 2005, the total number of shares excluded from the calculations of diluted net income per share was 1,781,793.
Note 6. Comprehensive Income
     Comprehensive income, net of tax, was approximately $3.0 million and $0.1 million for the three-month periods ended March 31, 2006 and March 31, 2005, respectively. The differences between reported net income and comprehensive income are principally comprised of changes in accumulated foreign currency translation, which is recorded in stockholders’ equity.
Note 7. Restructuring
     In the fourth quarter of 2005, we implemented a restructuring plan which included the termination of employees. Costs for this plan associated with employee severance totaled $0.6 million. Activity for this charge for the three months ended March 31, 2006 was as follows (in thousands):

	Balance at		Balance at
	December 31,		March 31,
	2005	Payments	2006

Molecular Devices employee severance	$403	$(374)	$29
     Concurrent with the acquisition of Axon Instruments, Inc. (“Axon”) in 2004, we implemented an integration plan which included the closure of duplicate facilities. Costs for the closure of duplicate facilities, representing an unfavorable lease liability associated with one of Axon’s remaining leases, totaled $2.2 million. As of December 31, 2005, the remaining liability was $1.3 million. During the quarter ended March 31, 2006, we made lease payments, net of sublease income, of $0.1 million. As of March 31, 2006, the remaining liability is $1.2 million.

Note 8. Commitments and Contingencies
  Guarantees
     Our charter and bylaws provide for the mandatory indemnification of our directors, officers, and to the extent authorized by its board of directors, employees and other agents, to the maximum extent permitted by the Delaware General Corporation Law. We have entered into indemnity agreements with certain officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be made a party by reason of his or her position as our director, officer or other agent, and otherwise to the fullest extent permitted under Delaware law. The maximum potential amount of future payments that we could be required to make under these indemnification agreements and the relevant provisions of our charter and bylaws is unlimited; however, we have director’s and officer’s liability insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions was minimal. Most of these indemnification provisions were grandfathered under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” as they were in effect prior to December 31, 2003. Accordingly, we had no liabilities recorded for these provisions as of March 31, 2006.
     We are subject to indemnification provisions under our agreements with third parties in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions we generally indemnify and hold harmless such third party for losses suffered or incurred by it as a result of our conduct, including breach of representations and warranties in the agreements or infringement on intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these indemnification obligations was minimal. Accordingly, we had no liabilities recorded for these indemnification obligations as of March 31, 2006.
     Borrowings under our revolving credit facility, discussed in Note 9, are guaranteed by our domestic subsidiaries.
  Warranty
     At the time of sale, we record an estimate for warranty costs that may be incurred under product warranties. Our standard warranty generally includes parts and labor for a twelve month period. Warranty expense and activity are estimated based on historical experience. The warranty accrual is evaluated periodically and adjusted for changes in experience. Changes in the warranty liability during the three months ended March 31, 2006 were as follows (in thousands):

Balance December 31, 2005	$2,663
New warranties issued during the period	1,524
Cost of warranties incurred during the period	(1,657)

Balance March 31, 2006	$2,530

Note 9. Revolving Credit Facility
     We have a senior unsecured credit facility with Union Bank of California, N.A., which provides us with a revolving credit facility in the amount of up to $30.0 million. Borrowings under the revolving credit facility are guaranteed by our domestic subsidiaries. All loans outstanding under the senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus 0.50% or the London InterBank Offered Rate (LIBOR) plus 1.25%. The revolving credit facility may be drawn, paid and reborrowed at our option, and matures on July 1, 2007. We initially used $15.0 million of this credit facility to partially finance the cash portion of the merger consideration paid to Axon shareholders and certain optionholders. The $15.0 million drawdown was repaid and the revolving credit facility had no outstanding balance as of March 31, 2006. At March 31, 2006, we were in compliance with all of the credit facility covenants.
Note 10. Gain on Sale of Equity Securities
     In the fourth quarter of 2004 we disposed of our investment in Serologicals Corporation (“Serologicals”) subsequent to its acquisition of Upstate Group, Inc. (“Upstate”). In the first quarter of 2006, we received additional cash consideration for our Upstate investment in the amount of $1.7 million from the escrow account established by Serologicals in connection with its acquisition of Upstate.
Note 11. Subsequent Event
     On April 3, 2006, we acquired the Laser Capture Microdissection (LCM) related business of Arcturus Bioscience, Inc. for $10.0 million in cash. This strategic acquisition expands our life sciences product portfolio to include complete systems and reagents for LCM. We intend to account for this as an asset acquisition, and we are in the process of performing the purchase price allocation.
     In May 2006 through May 9, 2006, we repurchased 253,000 shares of common stock for approximately $8.3 million under our stock repurchase program. These shares will be accounted for as treasury stock, at cost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Except for the historical information contained herein, the following discussion contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, those discussed in this section as well as under Item 1A of Part II – “Risk Factors” and Item 3 — “Quantitative and Qualitative Disclosures About Market Risk” and the risks detailed from time to time in our future SEC reports.
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
     We derive a large portion of our revenues from overseas operations. Sales to customers outside of the United States accounted for 45% of total revenue during the first quarter of 2006, and 47% of total revenues during the first quarter of 2005. We currently have sales and services offices in the United Kingdom, Germany, Japan, China, South Korea, Brazil and Australia. In addition, we employ sales and service personnel in Canada, France, the Benelux, Scandinavia and Spain. Additional international sales are conducted through distributors around the world. We anticipate that international sales will account for an increasing percentage of revenues in the future, and we expect to continue expanding our international operations in order to take advantage of increasing international market opportunities.
     On April 3, 2006, we acquired the Laser Capture Microdissection (LCM) related business of Arcturus Bioscience, Inc. (“Arcturus”) for $10.0 million in cash. This strategic acquisition expands our life sciences product portfolio to include complete systems and reagents for LCM. We intend to account for this as an asset acquisition, and we are in the process of performing the purchase price allocation. We anticipate a write-off of acquired in-process research and development upon completion of the valuation of acquired assets.
Critical Accounting Policies
     Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, warranty obligations, bad debts, inventories, intangible assets, equity investments and income taxes. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 16, 2006.

Stock Based Compensation
     In the first quarter of 2006, we adopted the Financial Accounting Standard’s Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method and therefore have not restated prior periods’ results. Prior to January 1, 2006, we accounted for our employee stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended. Accordingly, no compensation expense was recognized for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant.
     As part of our adoption of FAS 123R, we reevaluated our assumptions used in estimating the fair value of stock options granted. As part of this assessment, we determined that a combination of implied and historical volatility is a better indicator of our expected volatility than historical volatility alone, which we previously used to value our options. Further, we examined the historical pattern of option exercises in order to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, we identified two employee populations. We used the Black Scholes option-pricing model to value the options for both of the employee populations.
     In the first quarter of 2006, we recognized pre-tax compensation expense of $1.3 million. As of March 31, 2006, $11.4 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 1.97 years.
Results of Operations – Three Months Ended March 31, 2006 and 2005
  Revenues
     Revenues increased by 2% to $40.0 million in the first quarter of 2006 from $39.1 million in the first quarter of 2005. Drug discovery product family revenues increased by 2% compared to the first quarter of 2005, and represented 38% of total revenue during the first quarter of 2006. Life sciences research product family revenue also increased by 2% compared to the first quarter of 2005, and represented 62% of total revenue.
  Gross Profit
     Gross profit remained stable at 61.3% in the first quarter of 2006 compared to 61.5% in the same period of last year.
  Research and Development Expense
     Research and development expense decreased in the first quarter of 2006 by 11% to $5.5 million from $6.2 million in the first quarter of 2005. This decrease was primarily due to decreases of $0.7 million in salary and benefits due to reduced headcount and a reduction of $0.2 million in consulting fees related to our IonWorks product line, partially offset by FAS123R stock-based compensation expense of $0.3 million.
  Selling, General and Administrative Expense
     Selling, general and administrative expenses in the first quarter of 2006 increased by 13% to $16.2 million from $14.3 million in the first quarter of 2005. The increase was primarily due to $0.9 million of FAS 123R stock-based compensation expense and $0.3 million of additional amortization expense due to intangible assets acquired at the end of March 2005.
  Gain on Sale of Equity Securities
     In the fourth quarter of 2004 we disposed of our investment in Serologicals Corporation (“Serologicals”) subsequent to its acquisition of Upstate Group, Inc. (“Upstate”). In the first quarter of 2006, we received additional cash consideration for our Upstate investment in the amount of $1.7 million from the escrow account established by Serologicals in connection with its acquisition of Upstate in 2004.
  Interest Income
     Interest income for the first quarter of 2006 was consistent with the corresponding period of 2005 at $0.2 million and $0.1 million, respectively.
  Interest Expense
     Interest expense for the first quarter of 2006 was consistent with the corresponding period of 2005 at $19,000 and $27,000, respectively.

  Other Income (Expense), Net
     Other income was $29,000 for the first quarter of 2006 as compared to other expense of $0.6 million in the first quarter of 2005. The expense in the first quarter of 2005 was due to the unfavorable impact of foreign exchange rates on intercompany receivables and payables.
  Income Tax Provision
     We recorded a tax provision of $1.9 million for the first quarter of 2006 compared to $1.2 million for the first quarter of 2005. The tax provision for the first quarter of 2006 was based on a 40% annual estimated effective income tax rate for 2006, up from 38% in the first quarter of 2005. The increase was primarily due to the amount of stock based compensation expense recognized under FAS 123R which is not expected to result in a tax benefit. The effective tax rates for 2006 and 2005 are calculated on profit before tax.
  Liquidity and Capital Resources
     We had cash and cash equivalents of $33.2 million at March 31, 2006, compared to $28.9 million at December 31, 2005. Operating activities in the first quarter of 2006 provided $3.1 million of cash, compared to $2.5 million used in the first quarter of 2005, primarily due to greater cash generated by collections on accounts receivable offset slightly by greater payments of accrued liabilities.
     We used $2.2 million of cash in investing activities in the first quarter of 2006 including the purchase of a license agreement for $1.5 million, the final payment of $1.6 million to Xsira Pharmaceuticals, Inc. (“Xsira”) associated with the purchase of the Transfluor technology and purchases of fixed assets of $0.7 million, offset by cash received from our equity investment in Serologicals. In the first quarter of 2005, we used $12.4 million of cash in investing activities, primarily due to $10.0 million used to acquire intangible assets from Xsira in March 2005.
     In the first quarter of 2006, cash provided by financing activities was $3.5 million. We repurchased 322,562 shares of our common stock for $10.1 million and raised $11.2 million from the issuance of common stock associated with stock option exercises. The timing of and amounts received under our employee stock option and purchase plans are determined by the decisions of the respective option or rights holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock under our employee stock option and purchase plans should not be considered an indication of additional funds to be raised in future periods. In the first quarter of 2005, we used $6.2 million of cash in financing activities, primarily for the repurchase of shares of our common stock.
     We believe that our existing cash and anticipated cash flow from our operations will be sufficient to support our current operating plan for the foreseeable future. Our ability to generate our anticipated cash flow from operations is subject to the risks and uncertainties discussed below under Item 1A of Part II – “Risk Factors” including, in particular, variations in the amount of time it takes for us to sell our products and collect accounts receivable, the timing of customer orders, competition, risks associated with the pharmaceutical and biotechnology industries, supplier or manufacturing problems or delays, and risks associated with past and potential future acquisitions.
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
Foreign Currency Exchange
     We are exposed to changes in foreign currency exchange rates primarily in the United Kingdom, Germany, France, the Benelux, Scandinavia, Canada, Switzerland, Japan, South Korea and China, where we sell many of our products directly in local currencies. All other foreign sales are denominated in U.S. dollars and bear no exchange rate risk. However, a strengthening of the U.S. dollar could make our products less competitive in overseas markets. A sensitivity analysis assuming a hypothetical 10% movement in exchange rates applied to our projected foreign sales for the remainder of the fiscal year 2006, indicated that such movement would not have a material effect on our business, operating results or financial condition. However, owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict with certainty the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but may do so in the future.
Interest and Investment Income
     Our interest and investment income is subject to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. We invest our excess cash primarily in demand deposits with U.S. banks and money market accounts and short-term securities. These securities are carried at market value, which approximate cost, typically mature or are redeemable within 90 days to two years, and bear minimal risk. We have not experienced any significant losses on the investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at March 31, 2006 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending upon actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense
     In connection with the acquisition of Axon in 2004, we entered into a senior unsecured credit facility with Union Bank of California, N.A., which provides us with a revolving credit facility in the amount of up to $30.0 million. Borrowings under our revolving credit facility are guaranteed by our domestic subsidiaries. All loans outstanding under the senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus 0.50% or LIBOR plus 1.25%. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our debt balance at March 31, 2006 indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no balance outstanding at March 31, 2006. Actual gains or losses in the future may differ materially from this analysis, depending on the level of our outstanding debt and changes in the timing and amount of interest rate movements.
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

Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1A. Risk Factors
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
     The life sciences research instrumentation market is characterized by rapid technological change and frequent new product introductions. In the twelve months ended March 31, 2006, 69% of our revenues were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing or commercializing them, which would harm our business. Any significant delay in releasing new systems could cause our revenues to suffer, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.
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
     Our reliance on a sole or a limited group of suppliers involves several risks, including the following:
▪	our suppliers may cease or interrupt production of required consumables, components or subassemblies or otherwise fail to supply us with an adequate supply of required consumables, components or subassemblies for a number of reasons, including contractual disputes with our suppliers or adverse financial developments at or affecting the supplier;

▪	we have reduced control over the pricing of third party-supplied consumables, components and subassemblies, and our suppliers may be unable or unwilling to supply us with required consumables, components and subassemblies on commercially acceptable terms, or at all;

▪	we have reduced control over the timely delivery of third party-supplied consumables, components and subassemblies; and

▪	our suppliers may be unable to develop technologically advanced products to support our growth and development of new systems.
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
     We maintain facilities in the United Kingdom, Germany, Norway, Japan, South Korea, Australia, China and Brazil. In addition to the increase in our international operations, we are also deriving an increasing portion of our revenues from customers located outside of the United States. Sales to customers outside of the United States accounted for approximately 45% our revenues during the three months ended March 31, 2006 and we anticipate that international sales will continue to account for a significant portion of our revenues. A key aspect of our business strategy has been and is to expand our sales and support organizations internationally in order to take advantage of increasing international market opportunities resulting from worldwide growth in the life sciences research industry.

     Our reliance on international sales and operations exposes us to a number of risks associated with conducting operations internationally, including:
▪	political, social and economic instability;

▪	trade restrictions and changes in tariffs;

▪	the impact of business cycles and downturns in economies outside of the United States;

▪	unexpected changes in regulatory requirements that may limit our ability to export our products or sell into particular jurisdictions;

▪	import and export license requirements and restrictions;

▪	difficulties and costs of staffing, managing and monitoring geographically disparate operations;

▪	difficulties in maintaining effective communications with employees and customers due to distance, language and cultural barriers;

▪	disruptions in international transport or delivery;

▪	difficulties in protecting our intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;

▪	difficulties in enforcing agreements through non-U.S. legal systems;

▪	longer payment cycles and difficulties in collecting receivables; and

▪	potentially adverse tax consequences.
     If any of these risks materialize, our international sales could decrease and our foreign operations could suffer.
     In addition, all of our sales to international distributors are denominated in U.S. dollars. Most of our direct sales in the United Kingdom, Germany, France, the Benelux, Scandinavia, Canada, Japan, South Korea and China are denominated in local currencies and totaled $12.1 million (30% of total revenues) for the three months ended March 31, 2006. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but may do so in the future.
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
     We rely on patents to protect a large part of our intellectual property and our competitive position. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. Litigation may be necessary to:
▪	assert claims of infringement;

▪	enforce our patents;

▪	protect our trade secrets or know-how; or

▪	determine the enforceability, scope and validity of the proprietary rights of others.
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
     The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:
▪	the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

▪	the claims of any patents which are issued may not provide meaningful protection;

▪	we may not be able to develop additional proprietary technologies that are patentable;

▪	the patents licensed or issued to us or our customers may not provide a competitive advantage;

▪	other companies may challenge patents licensed or issued to us or our customers;

▪	patents issued to other companies may harm our ability to do business;

▪	other companies may independently develop similar or alternative technologies or duplicate our technologies; and

▪	other companies may design around the technologies we have licensed or developed.
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
     In the three months ended March 31, 2006, approximately 10% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors under contract in a number of international markets and may need to establish additional international distribution relationships. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a material adverse affect on our business, financial condition and results of operations.
If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business or technology in a cost-effective and non-disruptive manner.
     Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, from time to time we have acquired complementary businesses, products or technologies instead of developing them ourselves, and we may choose to do so in the future. For example, we acquired the LCM business from Arcturus for $10.0 million in April 2006, intellectual property relating to the Transfluor® technology from Xsira in March 2005, and acquired Axon Instruments, Inc. (“Axon”) in July 2004. We do not know if we will be able to complete any additional acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire involves considerable operational and financial risks and strains, including:
▪	the potential disruption of our ongoing business and distraction of our management;

▪	the potential strain on our financial and managerial controls and reporting systems and procedures;

▪	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of acquired businesses;

▪	the impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel;

▪	greater than anticipated costs and expenses related to restructuring, including employee severance or relocation costs and costs related to vacating leased facilities; and

▪	potential unknown liabilities associated with any acquisition, including higher than expected integration costs, which may cause our quarterly and annual operating results to fluctuate.
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
     We prepare our financial statements to conform with U.S. generally accepted accounting principles. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC and various other bodies formed to interpret and create appropriate accounting principles. A change in those principles can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting principles affecting many aspects of our business, including rules relating to equity-related compensation, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that require us, starting this quarter, to record a charge to earnings for employee stock option grants and other equity incentives. We will have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.
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
     We have experienced and in the future may experience a shortfall in revenues or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock. Our total revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors include:
▪	customer confidence in the economy, evidenced, in part, by stock market levels;

▪	changes in the domestic and international economic, business and political conditions;

▪	economic conditions within the pharmaceutical and biotechnology industries;

▪	levels of product and price competition;

▪	the length of our sales cycle and customer buying patterns;

▪	the size and timing of individual transactions;

▪	the timing of new product introductions and product enhancements;

▪	the mix of products sold;

▪	levels of international transactions;

▪	activities of and acquisitions by competitors;

▪	the timing of new hires and the allocation of our resources;

▪	changes in foreign currency exchange rates;

▪	our ability to develop and market new products and control costs; and

▪	changes in U.S. generally accepted accounting principles.
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
     The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. In the twelve months ended March 31, 2006, the closing sales price of our common stock ranged from $18.16 to $33.30. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.
     The market price of our common stock will likely fluctuate in response to a number of factors, including the following:

▪	domestic and international economic, business and political conditions;

▪	economic conditions within the pharmaceutical and biotechnology industries;

▪	our failure to meet our performance estimates or the performance estimates of securities analysts;

▪	changes in financial estimates of our revenues and operating results by us or securities analysts;

▪	changes in buy/sell recommendations by securities analysts; and

▪	the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding repurchases of our common stock pursuant to our stock repurchase program during the quarter ended March 31, 2006.

			Total number	Maximum
			of shares	number of
			purchased as	shares that
			part of	may yet be
	Total number		publicly	purchased
	of shares	Average price	announced	under the
Period	purchased	paid per share	programs	programs
January 1, 2006 through January 31, 2006	—	—	—	—
February 1, 2006 through February 28, 2006	322,562	$31.37	322,562	787,116
March 1, 2006 through March 31, 2006	—	—	—	—

Total	322,562	$31.37	322,562	787,116

     On August 2, 2001, we announced that our Board of Directors had approved our current stock repurchase program, pursuant to which we were authorized to and did repurchase 1,500,000 shares of our common stock. On October 25, 2001, our Board of Directors determined to continue the stock repurchase program and authorized the repurchase of an additional 1,500,000 shares of our common stock, all of which have since been repurchased. On July 29, 2004, our Board of Directors again determined to continue the stock repurchase program and authorized the repurchase of an additional 1,500,000 shares of our common stock, all of which have since been repurchased. On February 17, 2005, our Board of Directors authorized the repurchase of an additional 1,500,000 shares of our common stock under the stock repurchase program under which 712,884 shares had been repurchased as of March 31, 2006. The stock repurchase program will continue until all 787,116 shares currently approved for repurchase under the stock repurchase program have been repurchased, unless terminated earlier by our Board of Directors. In the event that all of such shares have been repurchased, our Board of Directors may again determine to continue our stock repurchase program and authorize management to repurchase additional shares of our common stock.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Amendment to Certificate of Incorporation.

4.1(1)	Specimen Certificate of Common Stock of the Registrant.

10.57(3)	Executive Officer Compensation Arrangements, effective as of March 1, 2006

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 1, 2002.

(3)	Incorporated by reference to the information in our Current Report on Form 8-K filed on February 15, 2006.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Molecular Devices Corporation

Date: May 10, 2006	By:	/s/ TIMOTHY A. HARKNESS

Timothy A. Harkness
Chief Financial Officer and Senior Vice
President Finance and Operations
(Duly Authorized and Principal Financial
and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Amendment to Certificate of Incorporation.

4.1(1)	Specimen Certificate of Common Stock of the Registrant.

10.57(3)	Executive Officer Compensation Arrangements, effective as of March 1, 2006

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 1, 2002.

(3)	Incorporated by reference to the information in our Current Report on Form 8-K filed on February 15, 2006.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.