Form 10-Q
period 2006-06-30
MOLECULAR DEVICES CORP
filed 2006-08-07
CIK 1003113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2006, 16,698,833 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

MOLECULAR DEVICES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	June 30,	December 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$17,656	$28,908
Accounts receivable, net	38,256	41,197
Inventories, net	26,919	23,197
Deferred tax assets	5,875	5,873
Prepaid and other current assets	2,326	2,353

Total current assets	91,032	101,528
Equipment and leasehold improvements, net	10,394	9,902
Goodwill	104,172	102,835
Developed technology	26,048	25,152
Intangible and other assets	22,012	17,999

	$253,658	$257,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,444	$7,676
Accrued compensation	5,117	9,759
Other accrued liabilities	10,968	13,623
Deferred revenue	8,922	7,806

Total current liabilities	33,451	38,864
Other long-term liabilities	1,083	993
Deferred tax liabilities	4,486	4,486

Total liabilities	39,020	44,343

Commitments and contingencies (Note 9)

Stockholders’ equity:

Common stock, $.001 par value; 60,000,000 shares authorized; 20,748,730 and 20,076,495 shares issued and 16,731,400 and 16,681,727 outstanding at June 30, 2006 and December 31, 2005, respectively	21	20
Additional paid-in capital	289,479	271,300
Retained earnings	9,401	7,023
Treasury stock, at cost; 4,017,330 and 3,394,768 shares at June 30, 2006 and December 31, 2005, respectively	(86,447)	(66,519)
Accumulated other comprehensive income	2,184	1,249

Total stockholders’ equity	214,638	213,073

	$253,658	$257,416

The accompanying notes are an integral part of these statements

MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$47,385	$44,537	$87,381	$83,602
Cost of revenues	17,625	17,600	33,086	32,647

Gross profit	29,760	26,937	54,295	50,955

Operating expenses:
Research and development	5,881	6,309	11,346	12,535
Write-off of acquired in-process research and development	4,272	—	4,272	—
Selling, general and administrative	17,593	14,593	33,839	28,907

Total operating expenses	27,746	20,902	49,457	41,442

Income from operations	2,014	6,035	4,838	9,513
Gain on sale of equity securities	—	—	1,669	—
Interest income	175	68	418	193
Interest expense	(20)	(20)	(39)	(47)
Other expense, net	(63)	(171)	(35)	(748)

Income before income taxes	2,106	5,912	6,851	8,911
Income tax provision	2,564	2,247	4,463	3,402

Net income (loss)	$(458)	$3,665	$2,388	$5,509

Basic net income (loss) per share	(0.03)	0.22	0.14	0.32

Diluted net income (loss) per share	(0.03)	0.21	0.14	0.32

Shares used in computing basic net income (loss) per share	16,806	16,872	16,815	16,989

Shares used in computing diluted net income (loss) per share	16,806	17,135	17,326	17,261

The accompanying notes are an integral part of these statements

MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income:	$2,388	$5,509
Adjustments to reconcile net income to net cash provided by operating actives:
Depreciation and amortization	3,095	3,352
Amortization of intangible assets	1,776	1,409
Amortization of deferred stock compensation	—	113
Charge for acquired in-process research and development	4,272	—
Equity investment exchanged for services	—	262
Gain on sale of equity securities	—	—
Loss on disposal of fixed assets	42	—
Employee stock-based compensation	2,577	—
Excess tax benefits from stock-based compensation	(1,325)	248
(Increase) decrease in assets:
Accounts receivable	3,819	738
Inventories	(2,787)	(260)
Deferred tax assets	155	1,198
Other current assets	72	10
Increase (decrease) in liabilities:
Accounts payable	752	(136)
Accrued liabilities	(6,415)	(7,032)
Deferred revenue	241	21

Net cash provided by operating activities	8,662	5,432

Cash flows from investing activities:
Acquisitions	(10,197)	—
Capital expenditures	(2,441)	(1,511)
Purchase of intangible and other assets	(1,158)	(11,733)

Net cash used in investing activities	(13,796)	(13,244)

Cash flows from financing activities:
Issuance of common stock	12,558	2,959
Purchase of treasury stock	(19,929)	(12,262)
Excess tax benefits from stock-based compensation	1,325	—

Net cash used in financing activities	(6,046)	(9,303)

Effect of exchange rate changes on cash	(72)	(595)

Net decrease in cash and cash equivalents	(11,252)	(17,710)
Cash and cash equivalents at beginning of period	28,908	30,175

Cash and cash equivalents at end of period	$17,656	$12,465

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
     The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The condensed consolidated balance sheet at December 31, 2005 is derived from the audited consolidated balance sheet at that date, which is not presented herein. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005, included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2005, filed with the SEC on March 16, 2006.
     The unaudited condensed consolidated financial statements include the accounts of Molecular Devices and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements contained herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.
     Adjustments have been made to amounts previously reported for other income (expense) net, income before taxes, income tax provision, net income, basic net income per share, and diluted net income per share in the first and second quarter of 2005. As part of our 2005 year-end closing procedures and in conjunction with the audit of our year-end consolidated financial statements, we recognized $0.5 million and $61,000 of additional pre-tax expenses associated with foreign currency transaction losses on short-term intercompany receivables and payables in the first and second quarters of 2005, respectively. These losses had previously been recognized as a component of stockholders’ equity. In the first quarter of 2005, this adjustment decreased basic and diluted net income per share by $0.02. In the second quarter of 2005, this adjustment had no impact on basic earnings per share and decreased diluted net income per share by $0.01.
     In June 2006, the Financial Accounting Standard’s Board (“FASB”) issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position and results of operations.

Note 2. Business Combination
     On April 3, 2006, we acquired the Laser Capture Microdissection (“LCM”) related business of Arcturus Bioscience, Inc. (“Arcturus”) for $11.2 million. This strategic acquisition expands our product portfolio to include complete systems and reagents for LCM.
     The acquisition was accounted for under the purchase method of accounting. The results of operations of Arcturus have been included in the accompanying condensed consolidated financial statements from the date of the acquisition. The total cost of the acquisition was $11.2 million, including cash paid of $10.2 million and transaction costs of $1.0 million.
     As of June 30, 2006, the purchase price allocation associated with this acquisition is preliminary and subject to the finalization of transaction costs. The preliminary purchase price allocation is as follows (in thousands):

In-process research and development	$4,272
Acquired goodwill	1,337
Acquired developed technology (amortized over five to ten years)	2,762
Acquired trade name	1,002
Acquired patents (amortized over ten years)	1,797
Net book value of acquired assets and liabilities which approximate fair value	72

Total preliminary purchase price	$11,242

     We allocated the preliminary purchase price based on the fair value of the assets acquired and liabilities assumed. A valuation of the purchased assets was undertaken by a third party valuation specialist to assist us in determining the estimated fair value of each identifiable asset and in allocating the preliminary purchase price among acquired assets, including the portion of the purchase price attributed to acquired in-process research and development projects. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and which have no alternative use. The valuation analysis resulted in $4.3 million of the purchase price being allocated to acquired in-process research and development and charged to earnings in the quarter ended June 30, 2006 using a discount rate of 25%. The in-process research and development acquired from Arcturus consists of product development initiatives. We estimated that the in-process projects related to these products was approximately 81% complete.
     The value assigned to acquired in-process research and development was determined by considering the importance of the project to the overall development plan, estimating costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the acquired in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Arcturus and its competitors. The rates used to discount the net cash flows to their present value were based on Arcturus’ internal rate of return. The internal rate of return was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, and market growth rates and risks related to the impact of potential changes in future target markets.
Note 3. Stock Based Compensation
     In April 2005, we established the 2005 Equity Incentive Plan (“2005 Plan”), which is an amendment and restatement of our 1995 Stock Option Plan. The 2005 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock purchase awards, stock bonus awards, stock unit awards, and other forms of equity awards. There were an aggregate of 4,333,011 shares of common stock reserved for issuance under the 2005 Plan. Stock options generally expire in ten years and become exercisable in increments as specified in the option agreements. Terms and vesting schedules of other types of equity awards are pursuant to the various agreements under which such awards are made. We intend to settle employee stock option exercises with newly issued common shares.
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
     As a result of our acquisition of Axon Instruments, Inc. (“Axon”), we assumed options issued by Axon under Axon’s 1993 Stock Option Plan, as amended, and Axon’s 2001 Equity Incentive Plan (“Axon employee stock options”). The Axon employee stock options vest over a maximum period of five years and expire ten years from the date of grant.
     Prior to January 1, 2006, these stock option plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 and related interpretations, as permitted by FASB Statement No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” as amended. Accordingly, no compensation expense was recognized for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method and therefore have not restated prior periods. Under this transition method, stock-based compensation expense for the first six months of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123 and compensation expense for all stock-based compensation awards granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. We recognize stock-based compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.
     The following table shows total stock-based compensation expense recorded under FAS 123R included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Cost of revenues	$109	$214
Research and development	265	549
Selling, general and administrative	920	1,814

Income before income taxes	1,294	2,577
Income tax benefit	(351)	(742)

Net stock-based compensation expense	$943	$1,835

Net stock-based compensation expense per basic share	$0.06	$0.11

Net stock-based compensation expense per diluted share	$0.05	$0.11

     Prior to the adoption of FAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. FAS 123R requires the excess tax benefit associated with an individual share-based payment award be included in the statement of cash flows as a cash inflow from financing activities and a cash outflow from operating activities. For the six months ended June 30, 2006, the benefit realized as a result of employee exercises of stock options of $1.3 million was classified as a financing cash flow.
     The table below presents net income and basic and diluted net income per share if we had elected to recognize compensation expense based on the fair value of the options granted on their grant date and shares issued under stock purchase plans as prescribed by FAS 123 for the three and six months ended June 30, 2005 (in thousands, except per share amounts).

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income — as reported	$3,665	$5,509
Plus: Stock based employee compensation expense included in reported net income, net of tax	57	113
Less: Stock based compensation expense determined using the fair value method, net of tax	(1,704)	(3,460)

Net income — pro forma	$2,018	$2,162

Net income per share:
Basic — as reported	0.22	0.32
Basic — pro forma	0.12	0.13
Diluted — as reported	0.21	0.32
Diluted — pro forma	0.12	0.13
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
     The fair value of each option was estimated on the date of grant using the following assumptions:

	Three and Six Months Ended
	June 30,
	2006	2005

Expected dividend yield	0%	0%
Expected stock price volatility	49%	77%
Risk-free interest rate	4.3%	4.0%
Expected life of options	5.2 years	6.0 years
     The following table summarizes the activity under all of our plans for the first six months of 2006:

	Shares
	Available for		Weighted Average
	Future Grant	Options Outstanding	Exercise Price

Balance at December 31, 2005	1,076,718	3,084,330	$25.15
Granted	(336,250)	336,250	29.49
Exercised	—	(684,654)	18.24
Cancelled	97,456	(97,456)	29.81

Balance at June 30, 2006	837,924	2,638,470	$27.27

     The following table is a summary of our outstanding and exercisable options at June 30, 2006:

Options Outstanding				Options Exercisable
					Weighted Average
		Weighted Average			Remaining
Range of Exercise		Remaining Contractual	Weighted Average	Number	Contractual Life	Weighted Average
Prices	Number Outstanding	Life (Yr.)	Exercise Price	Exercisable	(Yr.)	Exercise Price

$0.00 to $12.58	103,644	4.0	$7.28	97,462	3.8	$7.23
$12.59 to $25.16	1,593,295	6.5	19.62	1,063,896	5.7	19.57
$25.17 to $37.74	466,421	7.5	28.91	147,671	3.0	27.67
$37.75 to $50.33	294,193	3.5	46.85	294,193	3.5	46.85
$50.34 to $62.91	65,318	3.1	52.99	65,318	3.1	52.99
$62.92 to $75.49	41,250	4.6	75.27	41,250	4.6	75.27
$75.50 to $88.08	74,349	4.3	77.74	74,349	4.3	77.74

	2,638,470		27.27	1,784,139		29.00

     The weighted average grant date fair value of options granted during the three and six months ended June 30, 2006 was $15.36 and $14.48 per share, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2006 was $1.4 million and $8.8 million, respectively. The intrinsic value of options outstanding and exercisable at June 30, 2006 was $20.2 million and $14.4 million, respectively. As of June 30, 2006, $10.0 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 1.74 years.

Note 4. Balance Sheet Components (in thousands)

	June 30,	December 31,
	2006	2005

Inventories, net:
Raw materials	$13,935	$11,350
Work-in-process	2,448	2,127
Finished goods and demonstration equipment	10,536	9,720

	$26,919	$23,197

Other accrued liabilities:
Accrued income tax	$1,927	$3,051
Warranty accrual	2,764	2,663
Other	6,277	7,909

	$10,968	$13,623

Note 5. Developed Technology and Intangible and Other Assets
     At June 30, 2006, purchased intangible assets not subject to amortization totaled $11.8 million and consisted of tradenames valued at $10.3 million and distribution rights valued at approximately $1.5 million. At December 31, 2005, purchased intangible assets not subject to amortization totaled $10.8 million and consisted of tradenames valued at $9.3 million and distribution rights valued at approximately $1.5 million.
     Purchased intangible assets subject to amortization over ten years consist of patents, certain developed technology, license fees, and certain tradenames. Certain developed technology is amortized over a five year life. The gross and net carrying values of these assets at June 30, 2006 and December 31, 2005 were included as Developed technology and Intangible assets in the Condensed Consolidated Balance Sheets, and were as follows (in thousands):

	June 30, 2006			December 31, 2005
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Value	Amortization	Net Carrying Value	Value	Amortization	Net Carrying Value

Developed technology	$31,130	$5,082	$26,048	$28,743	$3,591	$25,152
License fees	4,188	948	3,240	2,688	772	1,916
Patents	3,169	708	2,461	1,372	610	762
Tradename	200	25	175	200	15	185

Total	$38,687	$6,763	$31,924	$33,003	$4,988	$28,015

     The estimated future amortization expense of purchased intangible assets as of June 30, 2006 was as follows (in thousands):

For the Year Ended December 31,	Amortization Expense
2006 (remaining 6 months)	$1,988
2007	3,976
2008	3,976
2009	3,976
2010	3,976
Thereafter	14,032

$31,924

Note 6. Net Income (Loss) Per Share
     Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from outstanding stock options (using the treasury stock method), when dilutive. The computation of earnings (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Weighted average common shares outstanding for the period	16,806	16,872	16,815	16,989

Common equivalent shares assuming the exercise of stock options under the treasury stock method	—	263	511	272

Shared used in computing diluted net income per share	16,806	17,135	17,326	17,261

Net income (loss)	$(458)	$3,665	$2,388	$5,509

Basic net income (loss) per share	$(0.03)	$0.22	$0.14	$0.32

Diluted net income (loss) per share	$(0.03)	$0.21	$0.14	$0.32

     For the three month period ended June 30, 2006, we recorded a net loss and therefore have excluded all outstanding stock options from the calculation of diluted net loss per share as their effect would have been anti-dilutive. For the six months ended June 30, 2006, the total number of shares excluded from the calculations of diluted net income per share was 486,253 as the weighted-average exercise price of these outstanding stock options was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. For the three and six months ended June 30, 2005, the total number of shares excluded from the calculations of diluted net income per share was 2,291,121 and 2,209,371, respectively.
Note 7. Comprehensive Income
     Comprehensive income, net of tax, was approximately $0.3 million and $3.3 million for the three and six month periods ended June 30, 2006, respectively, and $3.1 million and $3.6 million for the three and six month periods ended June 30, 2005, respectively. The differences between reported net income and comprehensive income are principally comprised of changes in accumulated foreign currency translation, which is recorded in stockholders’ equity.
Note 8. Restructuring
     In the fourth quarter of 2005, we implemented a restructuring plan which included the termination of employees. Costs for this plan associated with employee severance totaled $0.6 million. Activity for this charge for the six months ended June 30, 2006 was as follows (in thousands):

	Balance at
	December 31,		Balance at
	2005	Payments	June 30, 2006

Molecular Devices employee severance	$403	$(394)	$9
     Concurrent with the acquisition of Axon in 2004, we implemented an integration plan which included the closure of duplicate facilities. Costs for the closure of duplicate facilities, representing an unfavorable lease liability associated with one of Axon’s remaining leases, totaled $2.2 million. As of December 31, 2005, the remaining liability was $1.3 million. During the six months ended June 30, 2006, we made lease payments, net of sublease income, of $0.2 million. As of June 30, 2006, the remaining liability was $1.1 million.

Note 9. Commitments and Contingencies
Guarantees
     Our charter and bylaws provide for the mandatory indemnification of our directors, officers, and to the extent authorized by its board of directors, employees and other agents, to the maximum extent permitted by the Delaware General Corporation Law. We have entered into indemnity agreements with certain officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be made a party by reason of his or her position as our director, officer or other agent, and otherwise to the fullest extent permitted under Delaware law. The maximum potential amount of future payments that we could be required to make under these indemnification agreements and the relevant provisions of our charter and bylaws is unlimited; however, we have director’s and officer’s liability insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions was minimal. Most of these indemnification provisions were grandfathered under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” as they were in effect prior to December 31, 2003. Accordingly, we had no liabilities recorded for these provisions as of June 30, 2006.
     We are subject to indemnification provisions under our agreements with third parties in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions we generally indemnify and hold harmless such third party for losses suffered or incurred by it as a result of our conduct, including breach of representations and warranties in the agreements or infringement on intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these indemnification obligations was minimal. Accordingly, we had no liabilities recorded for these indemnification obligations as of June 30, 2006.
     Borrowings under our revolving credit facility, discussed in Note 10, are guaranteed by our domestic subsidiaries.
Warranty
     At the time of sale, we record an estimate for warranty costs that may be incurred under product warranties. Our standard warranty generally includes parts and labor for a twelve month period. Warranty expense and activity are estimated based on historical experience. The warranty accrual is evaluated periodically and adjusted for changes in experience. Changes in the warranty liability during the six months ended June 30, 2006 were as follows (in thousands):

Balance December 31, 2005	$2,663
New warranties issued during the period	2,624
Warranties assumed through the acquisition of Arcturus	186
Cost of warranties incurred during the period	(2,709)

Balance June 30, 2006	$2,764

Note 10. Revolving Credit Facility
     We have a senior unsecured credit facility with Union Bank of California, N.A., which provides us with a revolving credit facility in the amount of up to $30.0 million. Borrowings under the revolving credit facility are guaranteed by our domestic subsidiaries. All loans outstanding under the senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus 0.50% or the London InterBank Offered Rate (LIBOR) plus 1.25%. The revolving credit facility may be drawn, paid and reborrowed at our option, and matures on July 1, 2007. We initially used $15.0 million of this credit facility to partially finance the cash portion of the merger consideration paid to Axon shareholders and certain optionholders. The $15.0 million drawdown was repaid and the revolving credit facility had no outstanding balance as of June 30, 2006. At June 30, 2006, we were in compliance with all of the credit facility covenants.

Note 11. Income Taxes
     The effective tax rate for the three and six months ended June 30, 2006 was 122% and 65%, respectively. The effective tax rates for 2006 reflect the impact of the non-deductible in-process research and development write-off in the second quarter, partially offset by a tax benefit of $0.2 million relating to the disqualifying dispositions of shares issued under the Company’s incentive stock option plan. Excluding the charge for in-process research and development along with the tax benefit relating to disqualifying dispositions, our annual effective tax rate is 41%.
Note 12. Subsequent Event
     From July 1 through August 3, 2006, we repurchased 106,000 shares of common stock for approximately $2.5 million under our stock repurchase program. These shares will be accounted for as treasury stock, at cost.
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
     We divide our revenues into two product families based primarily on the customers to which they are sold. The drug discovery product family includes systems that integrate detection, liquid handling and automation, generally have price points in excess of $200,000, and are primarily sold to large pharmaceutical and biotechnology companies. Product lines included in the drug discovery family are the FLIPR, Automated Electrophysiology, High-Throughput Imaging and Analyst product families. The life sciences research product family consists of SpectraMax, Laser Capture Microdissection, GenePix, MetaMorph, Cellular Neurosciences, Liquid Handling and Threshold product lines. These single-purpose instruments generally cost less than $60,000 and are sold throughout our entire customer base. We recognize revenue on the sale of these products, when collectibility is reasonably assured, at the time of shipment and transfer of title to customers and distributors. There are no significant customer acceptance requirements or post shipment obligations on our part.
     We derive a large portion of our revenues from overseas operations. Sales to customers outside of the United States accounted for 48% and 46% of total revenue during the second quarter and first six months of 2006, respectively, and 43% and 45% of total revenue during the second quarter and first six months of 2005. We currently have sales and services offices in the United Kingdom, Germany, Japan, China, South Korea, Brazil and Australia. In addition, we employ sales and service personnel in Canada, France, the Benelux, Scandinavia and Spain. Additional international sales are conducted through distributors around the world. We anticipate that international sales will account for an increasing percentage of revenues in the future, and we expect to continue expanding our international operations in order to take advantage of increasing international market opportunities.
     On April 3, 2006, we acquired the Laser Capture Microdissection (“LCM”) related business of Arcturus Bioscience, Inc. (“Arcturus”) for $11.2 million, including cash paid of $10.2 million and transaction costs of $1.0 million. The acquisition was accounted for under the purchase method of accounting. The results of operations of Arcturus have been included in the accompanying condensed consolidated financial statements from the date of the acquisition. This strategic acquisition expands our life sciences product portfolio to include complete systems and reagents for LCM.

     We allocated the preliminary purchase price based on the fair value of the assets acquired and liabilities assumed. A valuation of the purchased assets was undertaken by a third party valuation specialist to assist us in determining the estimated fair value of each identifiable asset and in allocating the preliminary purchase price among acquired assets, including the portion of the purchase price attributed to acquired in-process research and development projects. The valuation analysis resulted in $4.3 million of the purchase price being allocated to acquired in-process research and development and charged to earnings in the quarter ended June 30, 2006 using a discount rate of 25%. The in-process research and development acquired from Arcturus consists of product development initiatives. We estimated that the in-process projects related to these products was approximately 81% complete.
     The value assigned to acquired in-process research and development was determined by considering the importance of the project to the overall development plan, estimating costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the acquired in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Arcturus and its competitors. The rates used to discount the net cash flows to their present value were based on Arcturus’ internal rate of return. The internal rate of return was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, and market growth rates and risks related to the impact of potential changes in future target markets.
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
     In June 2006, the Financial Accounting Standard’s Board (“FASB”) issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position and results of operations.
Stock Based Compensation
     In the first quarter of 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method and therefore have not restated prior periods’ results. Prior to January 1, 2006, we accounted for our employee stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended. Accordingly, no compensation expense was recognized for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant.
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
     In the second quarter and first six months of 2006, we recognized pre-tax compensation expense of $1.3 million and $2.6 million, respectively. As of June 30, 2006, $10.0 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 1.74 years.
Results of Operations – Three and Six Months Ended June 30, 2006 and 2005
Revenues
     Revenues increased by 6% to $47.4 million in the second quarter of 2006 from $44.5 million in the second quarter of 2005. Drug discovery product family revenues decreased by 6% compared to the second quarter of 2005 and represented 37% of total revenues during the second quarter of 2006. Life sciences research product family revenues increased by 15% compared to the second quarter of 2005 and represented 63% of total revenues. The $2.9 million increase in revenues was due to $3.3 million in sales of products from our acquired LCM business and $0.6 million increase in life sciences research products, offset by a $1.0 million decrease in drug discovery product revenues. The increase in life sciences research revenues was driven primarily by our SpectraMax product line. The decrease in drug discovery revenues was due largely to decreased sales of our high-throughput imaging products.
     Revenues increased by 5% to $87.4 million in the first six months of 2006 from $83.6 million in the first six months of 2005. Drug discovery product family revenues decreased by 2% compared to the first six months of 2005 and represented 37% of total revenues during the period. Life sciences research product family revenues increased by 9% compared to the first six months of 2005 and represented 63% of total revenues. The $3.8 million increase in revenues was due to $3.3 million in sales of products from our acquired LCM business and $1.2 million increase in life sciences research products, offset by a $0.7 million decrease in drug discovery product revenues. The increase in life sciences research revenues was driven primarily by our SpectraMax product line. The decrease in drug discovery revenues was due largely to decreased sales of our Automated Electrophysiology products.
Gross Profit
     Gross profit increased to 62.8% in the second quarter of 2006 compared to 60.5% in the same period of last year, and increased to 62.1% in the first six months of 2006 compared to 60.9% in the same period of last year. The increases in gross margin were primarily due to the addition of revenues from the LCM products without significant additions to overhead.
Research and Development Expenses
     Research and development expenses decreased in the second quarter of 2006 by 7% to $5.9 million from $6.3 million in the second quarter of 2005. This decrease was primarily due to decreases of $0.5 million in salaries, benefits, and associated costs due to reduced headcount and a reduction of $0.2 million in consulting fees related to our IonWorks product line, partially offset by FAS 123R stock-based compensation expense of $0.3 million.
     Research and development expenses decreased in the first six months of 2006 by 9% to $11.3 million from $12.5 million in the first six months of 2005. This decrease was primarily due to decreases of $1.4 million in salaries, benefits, and associated costs due to reduced headcount and a reduction of $0.3 million in consulting fees related to our IonWorks product line, partially offset by FAS 123R stock-based compensation expense of $0.5 million.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses in the second quarter of 2006 increased by 21% to $17.6 million from $14.6 million in the second quarter of 2005. The increase was primarily due to $1.0 million of additional salaries and associated costs of increased headcount as a result of the Arcturus acquisition and $0.9 million of FAS 123R stock-based compensation expense.
     Selling, general and administrative expenses in the first six months of 2006 increased by 17% to $33.8 million from $28.9 million in the first six months of 2005. The increase was primarily due to $1.5 million of additional salaries and associated costs of increased headcount primarily as a result of the Arcturus acquisition and international expansion, $1.8 million of FAS 123R stock-based compensation expense and $0.7 million for consulting costs related to FAS 123R implementation and projects associated with our international expansion.
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
Interest Income
     Interest income for the second quarter of 2006 increased slightly from the corresponding period of 2005 to $0.2 million from $68,000. For the first half of 2006, interest income increased to $0.4 million from $0.2 million in the first half of 2005 due to higher interest rates.

Interest Expense
     Interest expense for the second quarter of 2006 was consistent with the corresponding period of 2005 at $20,000 in each period. For the first half of 2006, interest expense of $39,000 was generally consistent with the first half of 2005, which was $47,000.
Other Income (Expense), Net
     Other expense was $63,000 for the second quarter of 2006 as compared to other expense of $0.2 million in the second quarter of 2005. For the first six months of 2006, other expense was $35,000 as compared to $0.7 million in the first six months of 2005. The expense in the second quarter and first six months of 2005 was due to the unfavorable impact of foreign exchange rates on intercompany receivables and payables.
Income Tax Provision
     We recorded a tax provision of $2.6 million for the second quarter of 2006 compared to $2.2 million for the second quarter of 2005. The income tax provision for the first six months of 2006 was $4.5 million as compared to $3.4 million in the first six months of 2005. The effective tax rate for the second quarter of 2006 was 122%, up from 38% in the second quarter of 2005. The effective tax rate for the first six months of 2006 was 65%, up from 38% in the first six months of 2005. The effective tax rates for 2006 reflect the impact of the non-deductible in-process research and development write-off in the second quarter, partially offset by a tax benefit of $0.2 million relating to the disqualifying dispositions of shares issued under the Company’s incentive stock option plan. Excluding the charge for in-process research and development along with the tax benefit relating to disqualifying dispositions, our effective tax rate is 41%.
Liquidity and Capital Resources
     We had cash and cash equivalents of $17.7 million at June 30, 2006, compared to $28.9 million at December 31, 2005. Operating activities in the first six months of 2006 provided $8.7 million of cash, compared to $5.4 million in the first six months of 2005, primarily due to greater cash generated by collections on accounts receivable offset slightly by greater payments of accrued liabilities.
     We used $13.8 million of cash in investing activities in the first six months of 2006 including the use of $10.2 million of cash to purchase the LCM business from Arcturus. In the first six months of 2005, we used $13.2 million of cash in investing activities, including the use of $11.7 million used to acquire intangible assets from Xsira Pharmaceuticals, Inc. (“Xsira”) in March 2005.
     In the first six months of 2006, cash used in financing activities was $6.0 million. We repurchased 622,562 shares of our common stock for $19.9 million and raised $12.3 million from the issuance of common stock associated with stock option exercises. In the first six months of 2005, we used $9.3 million of cash in financing activities, primarily for the repurchase of shares of our common stock for $12.3 million, offset by the $3.0 million raised from the issuance of common stock associated with stock option exercises and shares issued under our employee stock purchase plan. The timing of and amounts received under our employee stock option and purchase plans are determined by the decisions of the respective option or rights holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock under our employee stock option and purchase plans should not be considered an indication of additional funds to be raised in future periods.
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
Foreign Currency Exchange
     We are exposed to changes in foreign currency exchange rates primarily in the United Kingdom, Germany, France, the Benelux, Scandinavia, Canada, Switzerland, Japan, Australia and South Korea, where we sell many of our products directly in local currencies. All other foreign sales are denominated in U.S. dollars and bear no exchange rate risk. However, a strengthening of the U.S. dollar could make our products less competitive in overseas markets. A sensitivity analysis assuming a hypothetical 10% movement in exchange rates applied to our projected foreign sales for the remainder of the fiscal year 2006, indicated that such movement would not have a material effect on our business, operating results or financial condition. However, owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict with certainty the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but may do so in the future.
Interest and Investment Income
     Our interest and investment income is subject to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. We invest our excess cash primarily in demand deposits with U.S. banks and money market accounts and short-term securities. These securities are carried at market value, which approximate cost, typically mature or are redeemable within 90 days to two years, and bear minimal risk. We have not experienced any significant losses on the investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at June 30, 2006 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending upon actual balances and changes in the timing and amount of interest rate movements.

Debt and Interest Expense
     In connection with the acquisition of Axon in 2004, we entered into a senior unsecured credit facility with Union Bank of California, N.A., which provides us with a revolving credit facility in the amount of up to $30.0 million. Borrowings under our revolving credit facility are guaranteed by our domestic subsidiaries. All loans outstanding under the senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus 0.50% or the London InterBank Offered Rate (“LIBOR”) plus 1.25%. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our debt balance at June 30, 2006 indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no balance outstanding at June 30, 2006. Actual gains or losses in the future may differ materially from this analysis, depending on the level of our outstanding debt and changes in the timing and amount of interest rate movements.
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
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     The life sciences research instrumentation market is characterized by rapid technological change and frequent new product introductions. In the twelve months ended June 30, 2006, 68% of our revenues were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing or commercializing them, which would harm our business. Any significant delay in releasing new systems could cause our revenues to suffer, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.
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
     We maintain facilities in the United Kingdom, Germany, Norway, Japan, South Korea, Australia, China and Brazil. In addition to the increase in our international operations, we are also deriving an increasing portion of our revenues from customers located outside of the United States. Sales to customers outside of the United States accounted for approximately 46% our revenues during the six months ended June 30, 2006 and we anticipate that international sales will continue to account for a significant portion of our revenues. A key aspect of our business strategy has been and is to expand our sales and support organizations internationally in order to take advantage of increasing international market opportunities resulting from worldwide growth in the life sciences research industry.
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
     In addition, all of our sales to international distributors are denominated in U.S. dollars. Most of our direct sales in the United Kingdom, Germany, France, the Benelux, Scandinavia, Canada, Japan, Australia and South Korea are denominated in local currencies and totaled $28.1 million (32% of total revenues) for the six months ended June 30, 2006. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but may do so in the future.
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
     In the six months ended June 30, 2006, approximately 10% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors under contract in a number of international markets and may need to establish additional international distribution relationships. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a material adverse affect on our business, financial condition and results of operations.
If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business or technology in a cost-effective and non-disruptive manner.
     Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, from time to time we have acquired complementary businesses, products or technologies instead of developing them ourselves, and we may choose to do so in the future. For example, we acquired the LCM business from Arcturus in April 2006, intellectual property relating to the Transfluor(R) technology from Xsira in March 2005, and acquired Axon Instruments, Inc. in July 2004. We do not know if we will be able to complete any additional acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire involves considerable operational and financial risks and strains, including:
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
     We prepare our financial statements to conform with U.S. generally accepted accounting principles. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC and various other bodies formed to interpret and create appropriate accounting principles. A change in those principles can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting principles affecting many aspects of our business, including rules relating to equity-related compensation, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that required us, starting last quarter, to record a charge to earnings for employee stock option grants and other equity incentives. We will have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.
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
     The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. In the twelve months ended June 30, 2006, the closing sales price of our common stock ranged from $19.45 to $35.92. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding repurchases of our common stock pursuant to our stock repurchase program during the quarter ended June 30, 2006.

			Total number	Maximum
			of shares	number of
			purchased as	shares that
			part of	may yet be
	Total number		publicly	purchased
	of shares	Average price	announced	under the
Period	purchased	paid per share	programs	programs

April 1, 2006 through April 30, 2006	—	—	—	—
May 1, 2006 through May 31, 2006	300,000	$32.69	300,000	487,116
June 1, 2006 through June 30, 2006	—	—	—	—

Total	300,000	$32.69	300,000	487,116

     On August 2, 2001, we announced that our Board of Directors had approved our current stock repurchase program, pursuant to which we were authorized to and did repurchase 1,500,000 shares of our common stock. On October 25, 2001, our Board of Directors determined to continue the stock repurchase program and authorized the repurchase of an additional 1,500,000 shares of our common stock, all of which have since been repurchased. On July 29, 2004, our Board of Directors again determined to continue the stock repurchase program and authorized the repurchase of an additional 1,500,000 shares of our common stock, all of which have since been repurchased. On February 17, 2005, our Board of Directors authorized the repurchase of an additional 1,500,000 shares of our common stock under the stock repurchase program under which 1,012,884 shares had been repurchased as of June 30, 2006. The stock repurchase program will continue until all 487,116 shares currently approved for repurchase under the stock repurchase program have been repurchased, unless terminated earlier by our Board of Directors. In the event that all of such shares have been repurchased, our Board of Directors may again determine to continue our stock repurchase program and authorize management to repurchase additional shares of our common stock.
Item 4. Submission of Matters to a Vote of Security Holders
     On May 11, 2006, our 2006 Annual Meeting of Stockholders was held at our corporate offices in Sunnyvale, California. During this meeting, our stockholders voted on the following two proposals:
     A. Election of directors to serve for the ensuing year and until their successors are elected:

	For	Authority Withheld
Joseph D. Keegan, Ph.D.	15,282,523	351,097
Moshe H. Alafi	15,276,453	357,167
David L. Anderson	15,063,949	569,671
A. Blaine Bowman	15,279,330	354,290
Alan Finkel, Ph.D.	15,280,113	353,507
Andre F. Marion	8,996,828	6,636,792
Harden M. McConnell, Ph.D.	15,281,410	352,210
J. Allan Waitz, Ph.D.	15,277,022	356,598
     B. Ratification of selection of Ernst & Young, LLP, as our independent registered public accounting firm for the fiscal year ending December 31, 2006:

For	Against	Abstain	Broker Non-Votes
15,403,823	219,145	4,832	5,820

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Amendment to Certificate of Incorporation.

4.1(1)	Specimen Certificate of Common Stock of the Registrant.

10.58(3)	Non-Employee Director Cash Compensation Arrangements, effective as of May 11, 2006.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 1, 2002.

(3)	Incorporated by reference to the information in our Current Report on Form 8-K filed on May 17, 2006.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Molecular Devices Corporation

Date: August 7, 2006	By:	/s/ TIMOTHY A. HARKNESS
Timothy A. Harkness
Chief Financial Officer and Senior Vice
President Finance and Operations
(Duly Authorized and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Amendment to Certificate of Incorporation.

4.1(1)	Specimen Certificate of Common Stock of the Registrant.

10.58(3)	Non-Employee Director Cash Compensation Arrangements, effective as of May 11, 2006.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 1, 2002.

(3)	Incorporated by reference to the information in our Current Report on Form 8-K filed on May 17, 2006.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.