Form 10-Q
period 2006-09-30
MOLECULAR DEVICES CORP
filed 2006-11-07
CIK 1003113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of November 2, 2006, 16,483,871 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

MOLECULAR DEVICES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	September 30,	December 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$13,280	$28,908
Accounts receivable, net	39,582	41,197
Inventories, net	29,820	23,197
Deferred tax assets	5,917	5,873
Prepaid and other current assets	2,241	2,353

Total current assets	90,840	101,528
Equipment and leasehold improvements, net	10,712	9,902
Goodwill	104,172	102,835
Developed technology	25,245	25,152
Intangible and other assets	21,734	17,999

	$252,703	$257,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,487	$7,676
Accrued compensation	6,522	9,759
Other accrued liabilities	11,835	13,623
Deferred revenue	8,280	7,806

Total current liabilities	35,124	38,864
Other long-term liabilities	968	993
Deferred tax liabilities	4,486	4,486

Total liabilities	40,578	44,343

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $.001 par value; 60,000,000 shares authorized; 20,797,728 and 20,076,495 shares issued and 16,480,398 and 16,681,727 outstanding at September 30, 2006 and December 31, 2005, respectively	21	20
Additional paid-in capital	291,320	271,300
Retained earnings	12,189	7,023
Treasury stock, at cost; 4,317,330 and 3,394,768 shares at September 30, 2006 and December 31, 2005, respectively	(93,523)	(66,519)
Accumulated other comprehensive income	2,118	1,249

Total stockholders’ equity	212,125	213,073

	$252,703	$257,416

The accompanying notes are an integral part of these statements

MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$45,512	$45,156	$132,892	$128,758
Cost of revenues	16,834	17,393	49,920	50,040

Gross profit	28,678	27,763	82,972	78,718

Operating expenses:
Research and development	5,688	6,421	17,034	18,956
Write-off of acquired in-process research and development	—	—	4,272	—
Selling, general and administrative	18,440	14,947	52,279	43,854

Total operating expenses	24,128	21,368	73,585	62,810

Income from operations	4,550	6,395	9,387	15,908
Gain on sale of equity securities	—	—	1,669	—
Interest income	126	78	544	271
Interest expense	(21)	(19)	(59)	(66)
Other expense, net	(109)	(40)	(145)	(788)

Income before income taxes	4,546	6,414	11,396	15,325
Income tax provision	1,764	1,783	6,227	5,185

Net income	$2,782	$4,631	$5,169	$10,140

Basic net income per share	$0.17	$0.28	$0.31	$0.60

Diluted net income per share	$0.17	$0.27	$0.30	$0.59

Shares used in computing basic net income per share	16,578	16,567	16,740	16,841

Shares used in computing diluted net income per share	16,852	16,890	17,164	17,158

The accompanying notes are an integral part of these statements

MOLECULAR DEVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income:	$5,169	$10,140
Adjustments to reconcile net income to net cash provided by operating actives:
Depreciation and amortization	4,725	4,902
Amortization of intangible assets	2,771	2,195
Amortization of deferred stock compensation	—	113
Charge for acquired in-process research and development	4,272	—
Equity investment exchanged for services	—	393
Loss on disposal of fixed assets	30	5
Employee stock-based compensation	3,821	—
Excess tax benefits from stock-based compensation	(1,501)	537
(Increase) decrease in assets:
Accounts receivable	2,522	(1,713)
Inventories	(6,217)	34
Deferred tax assets	264	1,389
Prepaid and other current assets	161	178
Increase (decrease) in liabilities:
Accounts payable	801	804
Accrued liabilities	(2,991)	(6,709)
Deferred revenue	(467)	(320)

Net cash provided by operating activities	13,360	11,948

Cash flows from investing activities:
Acquisitions	(11,247)	—
Capital expenditures	(3,850)	(1,966)
Purchase of intangible and other assets	(1,213)	(11,712)

Net cash used in investing activities	(16,310)	(13,678)

Cash flows from financing activities:
Issuance of common stock from stock option exercises	12,989	3,936
Purchase of treasury stock	(27,004)	(19,924)
Excess tax benefits from stock-based compensation	1,501	—

Net cash used in financing activities	(12,514)	(15,988)

Effect of exchange rate changes on cash	(164)	(266)

Net decrease in cash and cash equivalents	(15,628)	(17,984)
Cash and cash equivalents at beginning of period	28,908	30,175

Cash and cash equivalents at end of period	$13,280	$12,191

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
     The unaudited condensed consolidated financial statements include the accounts of Molecular Devices and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements contained herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.
     Adjustments have been made to amounts previously reported for other expense, net, income before taxes, income tax provision, net income, basic net income per share, and diluted net income per share in the third quarter and nine months ending September 30, 2005. As part of our 2005 year-end closing procedures and in conjunction with the audit of our year-end consolidated financial statements, we recognized $27,000 and $0.6 million of additional pre-tax expenses associated with foreign currency transaction losses on short-term intercompany receivables and payables in the third quarter and nine months ended September 30, 2005, respectively. These losses had previously been recognized as a component of stockholders’ equity. In the third quarter of 2005, this adjustment had no impact on basic net income per share, and decreased diluted net income per share by $0.01. In the nine months ended September 30, 2005, this adjustment decreased basic net income per share by $0.03 and decreased diluted net income per share by $0.02.
     In June 2006, the Financial Accounting Standard’s Board (“FASB”) issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position and results of operations.

Note 2. Business Combination
     On April 3, 2006, we acquired the Laser Capture Microdissection (“LCM”) related business of Arcturus Bioscience, Inc. (“Arcturus”) for $11.2 million. This strategic acquisition expanded our product portfolio to include complete systems and reagents for LCM.
     The acquisition was accounted for under the purchase method of accounting. The results of operations of Arcturus have been included in the accompanying condensed consolidated financial statements from the date of the acquisition. The total cost of the acquisition was $11.2 million, including cash paid of $10.2 million and transaction costs of $1.0 million.
     As of September 30, 2006, the preliminary purchase price allocation was as follows (in thousands):

In-process research and development	$4,272
Acquired goodwill	1,337
Acquired developed technology (amortized over five to ten years)	2,762
Acquired trade name	1,002
Acquired patents (amortized over ten years)	1,797
Net book value of acquired assets and liabilities which approximate fair value	72

Total preliminary purchase price	$11,242

     We allocated the preliminary purchase price based on the fair value of the assets acquired and liabilities assumed. A valuation of the purchased assets was undertaken by a third party valuation specialist to assist us in determining the estimated fair value of each identifiable asset and in allocating the preliminary purchase price among acquired assets, including the portion of the purchase price attributed to acquired in-process research and development projects. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and which have no alternative use. The valuation analysis resulted in $4.3 million of the purchase price being allocated to acquired in-process research and development and charged to earnings in the quarter ended June 30, 2006 using a discount rate of 25%. The in-process research and development acquired from Arcturus consisted of product development initiatives. We estimated that the in-process projects related to these products was approximately 81% complete.
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
Note 3. Stock Based Compensation
     In April 2005, we established the 2005 Equity Incentive Plan (“2005 Plan”), which is an amendment and restatement of our 1995 Stock Option Plan. The 2005 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock purchase awards, stock bonus awards, stock unit awards, and other forms of equity awards. There were an aggregate of 4,333,011 shares of common stock reserved for issuance under the 2005 Plan. Stock options generally expire in ten years and become exercisable in increments as specified in the option agreements. Terms and vesting schedules of other types of equity awards are pursuant to the various agreements under which such awards are made. We intend to settle employee stock option exercises with newly issued common shares rather than shares held in treasury.
     In July 2001, we established the 2001 Stock Option Plan (the “2001 Plan”). Under the 2001 Plan, we are authorized to grant options to purchase up to 100,000 shares of common stock to employees who are working or residing outside of the U.S. and are not officers or directors. Stock options generally expire in twelve years and become exercisable in increments over a period of four to five years from the date of grant. Options may be granted with different vesting terms from time to time.

     As a result of our acquisition of Axon Instruments, Inc. (“Axon”) in 2004, we assumed options issued by Axon under Axon’s 1993 Stock Option Plan, as amended, and Axon’s 2001 Equity Incentive Plan (“Axon employee stock options”). The Axon employee stock options vest over a maximum period of five years and expire ten years from the date of grant.
     Prior to January 1, 2006, these stock option plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 and related interpretations, as permitted by FASB Statement No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” as amended. Accordingly, no compensation expense was recognized for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method and therefore have not restated prior periods. Under this transition method, stock-based compensation expense for the first nine months of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123 and compensation expense for all stock-based compensation awards granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. We recognize stock-based compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.
     The following table shows total stock-based compensation expense recorded under FAS 123R included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 (in thousands, except per share amounts):

	Three Months
	Ended September 30,	Nine Months Ended
	2006	September 30, 2006

Cost of revenues	$100	$314
Research and development	278	827
Selling, general and administrative	866	2,680

Income before income taxes	1,244	3,821
Income tax benefit	(299)	(1,041)

Net stock-based compensation expense	$945	$2,780

Net stock-based compensation expense per basic share	$0.06	$0.17

Net stock-based compensation expense per diluted share	$0.06	$0.16

     Prior to the adoption of FAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. FAS 123R requires the excess tax benefit associated with an individual share-based payment award be included in the statements of cash flows as a cash inflow from financing activities and a cash outflow from operating activities. For the nine months ended September 30, 2006, the benefit realized as a result of employee exercises of stock options of $1.5 million was classified as a financing cash flow.

     The table below presents net income and basic and diluted net income per share as if we had elected to recognize compensation expense based on the fair value of the options granted on their grant date and shares issued under our employee stock purchase plans as prescribed by FAS 123 for the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months
	Ended September 30,	Nine Months Ended
	2005	September 30, 2005

Net income — as reported	$4,631	$10,140
Plus: Stock based compensation expense included in reported net income, net of tax	—	113
Less: Stock based compensation expense determined using the fair value method, net of tax	(2,004)	(5,464)

Net income — pro forma	$2,627	$4,789

Net income per share:
Basic — as reported	$0.28	$0.60

Basic — pro forma	$0.16	$0.28

Diluted — as reported	$0.27	$0.59

Diluted — pro forma	$0.16	$0.28

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
     The fair value of each option was estimated on the date of grant using the following assumptions:

	Three and Nine Months Ended
	September 30,
	2006	2005

Expected dividend yield	0%	0%
Expected stock price volatility	49%	77%
Risk-free interest rate	4.3%	4.0%
Expected life of options	5.2 years	6.0 years
     The following table summarizes the activity under all of our stock option plans for the first nine months of 2006:

	Shares
	Available for		Weighted Average
	Future Grant	Options Outstanding	Exercise Price

Balance at December 31, 2005	1,076,718	3,084,330	$25.15
Granted	(336,250)	336,250	29.49
Exercised	—	(718,199)	18.04
Cancelled	134,243	(134,243)	33.27

Balance at September 30, 2006	874,711	2,568,138	$27.23

     The following table is a summary of our outstanding and exercisable options at September 30, 2006:

Options Outstanding				Options Exercisable
		Weighted Average			Weighted Average
		Remaining			Remaining
Range of Exercise		Contractual Life	Weighted Average		Contractual Life	Weighted Average
Prices	Number Outstanding	(Yr.)	Exercise Price	Number Exercisable	(Yr.)	Exercise Price

$0.00 to $12.58	90,423	4.1	$7.72	86,914	4.0	$7.69
$12.59 to $25.16	1,569,271	6.3	19.61	1,108,402	5.7	19.52
$25.17 to $37.74	460,985	7.3	28.86	144,735	2.8	27.50
$37.75 to $50.33	278,285	3.5	47.03	278,285	3.5	47.03
$50.34 to $62.91	53,575	3.4	53.13	53,575	3.4	53.13
$62.92 to $75.49	41,250	4.3	75.27	41,250	4.3	75.27
$75.50 to $88.08	74,349	4.1	77.74	74,349	4.1	77.74

	2,568,138		$27.23	1,787,510		$28.59

     The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was $14.48 per share. No options were granted during the three months ended September 30, 2006. The intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0.4 million and $9.2 million, respectively. The intrinsic value of options outstanding and exercisable at September 30, 2006 was $2.0 million and $1.8 million, respectively. As of September 30, 2006, $8.8 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 1.70 years.
Note 4. Balance Sheet Components (in thousands)

	September 30,	December 31,
	2006	2005
	(in thousands)

Inventories, net:
Raw materials	$14,652	$11,350
Work-in-process	2,080	2,127
Finished goods and demonstration equipment, net	13,088	9,720

	$29,820	$23,197

Other accrued liabilities:
Accrued income tax	$2,116	$3,051
Warranty accrual	2,679	2,663
Other	7,040	7,909

	$11,835	$13,623

Note 5. Developed Technology and Intangible and Other Assets
     At September 30, 2006, purchased intangible assets not subject to amortization totaled $11.8 million and consisted of tradenames valued at $10.3 million and distribution rights valued at approximately $1.5 million. At December 31, 2005, purchased intangible assets not subject to amortization totaled $10.8 million and consisted of tradenames valued at $9.3 million and distribution rights valued at approximately $1.5 million.

     Purchased intangible assets subject to amortization over ten years consist of patents, certain developed technology, license fees, and certain tradenames. Certain developed technology is amortized over a five year life. The gross and net carrying values of these assets at September 30, 2006 and December 31, 2005 were included as Developed technology and Intangible assets in the Condensed Consolidated Balance Sheets, and were as follows (in thousands):

	September 30, 2006			December 31, 2005
		Accumulated			Accumulated
	Gross Carrying Value	Amortization	Net Carrying Value	Gross Carrying Value	Amortization	Net Carrying Value

Developed technology	$31,130	$5,885	$25,245	$28,743	$3,591	$25,152
License fees	4,235	1,057	3,178	2,688	772	1,916
Patents	3,169	787	2,382	1,372	610	762
Tradename	200	30	170	200	15	185

Total	$38,734	$7,759	$30,975	$33,003	$4,988	$28,015

     The estimated future amortization expense of purchased intangible assets as of September 30, 2006 was as follows (in thousands):

For the Year Ended December 31,	Amortization Expense

2006 (remaining 3 months)	$996
2007	3,981
2008	3,981
2009	3,981
2010	3,981
Thereafter	14,055

$30,975

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Weighted average common shares outstanding for the period	16,578	16,567	16,740	16,841

Common equivalent shares assuming the exercise of stock options under the treasury stock method	274	323	424	317

Shares used in computing diluted net income per share	16,852	16,890	17,164	17,158

Net income	$2,782	$4,631	$5,169	$10,140

Basic net income per share	$0.17	$0.28	$0.31	$0.60

Diluted net income per share	$0.17	$0.27	$0.30	$0.59

     For the three and nine months ended September 30, 2006, the total number of shares excluded from the calculations of diluted net income per share was 908,444 and 792,943, respectively, as the exercise prices of these outstanding stock options were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. For the three and nine months ended September 30, 2005, the total number of shares excluded from the calculations of diluted net income per share was 1,587,106 and 1,859,573, respectively.

Note 7. Comprehensive Income
     Comprehensive income, net of tax, was approximately $2.7 million and $6.0 million for the three and nine month periods ended September 30, 2006, respectively, and $4.7 million and $8.5 million for the three and nine month periods ended September 30, 2005, respectively. The differences between reported net income and comprehensive income are principally comprised of changes in accumulated foreign currency translation, which is recorded in stockholders’ equity.
Note 8. Restructuring
     In the fourth quarter of 2005, we implemented a restructuring plan which included the termination of employees. Costs for this plan associated with employee severance totaled $0.6 million. As of December 31, 2005, the remaining liability was $0.4 million. During the nine months ended September 30, 2006, we made payments totaling $0.4 million to satisfy our liabilities under the plan.
     Concurrent with the acquisition of Axon in 2004, we implemented an integration plan which included the closure of duplicate facilities. Costs for the closure of duplicate facilities, representing an unfavorable lease liability associated with one of Axon’s remaining leases, totaled $2.2 million. As of December 31, 2005, the remaining liability was $1.3 million. During the nine months ended September 30, 2006, we made lease payments, net of sublease income, totaling $0.2 million. As of September 30, 2006, the remaining liability was $1.1 million.
Note 9. Commitments and Contingencies
     Guarantees
     Our charter and bylaws provide for the mandatory indemnification of our directors, officers, and to the extent authorized by our board of directors, employees and other agents, to the maximum extent permitted by the Delaware General Corporation Law. We have entered into indemnity agreements with certain officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be made a party by reason of his or her position as one of our directors, officers or other agents, and otherwise to the fullest extent permitted under Delaware law. The maximum potential amount of future payments that we could be required to make under these indemnification agreements and the relevant provisions of our charter and bylaws is unlimited; however, we have director’s and officer’s liability insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions was minimal. Most of these indemnification provisions were grandfathered under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” as they were in effect prior to December 31, 2003. Accordingly, we had no liabilities recorded for these provisions as of September 30, 2006.
     We are subject to indemnification provisions under our agreements with third parties in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless such third party for losses suffered or incurred by it as a result of our conduct, including breach of representations and warranties in the agreements or infringement on intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these indemnification obligations was minimal. Accordingly, we had no liabilities recorded for these indemnification obligations as of September 30, 2006.
     Borrowings under our revolving credit facility, discussed in Note 10, are guaranteed by our domestic subsidiaries.

     Warranty
     At the time of sale, we record an estimate for warranty costs that may be incurred under product warranties. Our standard warranty generally includes parts and labor for a twelve month period. Warranty expense and activity are estimated based on historical experience. The warranty accrual is evaluated periodically and adjusted for changes in experience. Changes in the warranty liability during the nine months ended September 30, 2006 were as follows (in thousands):

Balance December 31, 2005	$2,663
New warranties issued during the period	3,199
Warranties assumed through the acquisition of Arcturus	186
Cost of warranties incurred during the period	(3,369)

Balance September 30, 2006	$2,679

Note 10. Revolving Credit Facility
     We have a senior unsecured credit facility with Union Bank of California, N.A., which provides us with a revolving credit facility in the amount of up to $30.0 million. Borrowings under the revolving credit facility are guaranteed by our domestic subsidiaries. All loans outstanding under the senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus 0.50% or the London InterBank Offered Rate (LIBOR) plus 1.25%. The revolving credit facility may be drawn, paid and reborrowed at our option, and matures on July 1, 2007. We initially used $15.0 million of this credit facility to partially finance the cash portion of the merger consideration paid to Axon shareholders and certain optionholders. The $15.0 million drawdown was repaid and the revolving credit facility had no outstanding balance as of September 30, 2006. At September 30, 2006, we were in compliance with all of the credit facility covenants.
Note 11. Income Taxes
     The effective tax rate for the three and nine months ended September 30, 2006 was 39% and 55%, respectively. The effective tax rates for 2006 reflect the impact of the non-deductible in-process research and development write-off in the second quarter, partially offset by a tax benefit of $0.2 million relating to the disqualifying dispositions of shares issued under the Company’s incentive stock option plan and a tax benefit of $46,000 related to a prior year federal and state income tax return to provision adjustment. Excluding the charge for in-process research and development along with the tax benefit relating to disqualifying dispositions and the prior year provision adjustment, our annual effective tax rate is 41%.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Except for the historical information contained herein, the following discussion contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, those discussed in this section as well as under Item 1A of Part II — “Risk Factors” and Item 3 of Part I — “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports.
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
     We derive a large portion of our revenues from overseas operations. Sales to customers outside of the United States accounted for 47% of total revenue during each of the third quarter and first nine months of 2006, and 42% and 44% of total revenue during the third quarter and first nine months of 2005, respectively. We currently have sales and services offices in the United Kingdom, Germany, Japan, China, South Korea, Brazil and Australia. In addition, we employ sales and service personnel in Canada, France, the Benelux, Scandinavia and Spain. Additional international sales are conducted through distributors around the world. We anticipate that international sales will account for an increasing percentage of revenues in the future, and we expect to continue expanding our international operations in order to take advantage of increasing international market opportunities.
     On April 3, 2006, we acquired the Laser Capture Microdissection (“LCM”) related business of Arcturus Bioscience, Inc. (“Arcturus”) for $11.2 million, including cash paid of $10.2 million and transaction costs of $1.0 million. The acquisition was accounted for under the purchase method of accounting. The results of operations of Arcturus have been included in the accompanying condensed consolidated financial statements from the date of the acquisition. This strategic acquisition expanded our life sciences product portfolio to include complete systems and reagents for LCM.
     We allocated the preliminary purchase price based on the fair value of the assets acquired and liabilities assumed. A valuation of the purchased assets was undertaken by a third party valuation specialist to assist us in determining the estimated fair value of each identifiable asset and in allocating the preliminary purchase price among acquired assets, including the portion of the purchase price attributed to acquired in-process research and development projects. The valuation analysis resulted in $4.3 million of the purchase price being allocated to acquired in-process research and development and charged to earnings in the quarter ended June 30, 2006 using a discount rate of 25%. The in-process research and development acquired from Arcturus consisted of product development initiatives. We estimated that the in-process projects related to these products was approximately 81% complete.
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
Critical Accounting Policies
     Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, warranty obligations, bad debts, inventories, intangible assets, equity investments and income taxes. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 16, 2006.

     In June 2006, the Financial Accounting Standard’s Board (“FASB”) issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position and results of operations.
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
     In the third quarter and first nine months of 2006, we recognized pre-tax compensation expense of $1.2 million and $3.8 million, respectively. As of September 30, 2006, $8.8 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 1.70 years.
Results of Operations — Three and Nine Months Ended September 30, 2006 and 2005
     Revenues
     Revenues increased by 1% to $45.5 million in the third quarter of 2006 from $45.2 million in the third quarter of 2005. Drug discovery product family revenues decreased by 4% compared to the third quarter of 2005 and represented 37% of total revenues during the third quarter of 2006. This decrease was driven by declines in our FLIPR and Automated Electrophysiology drug discovery product lines, offset by significant growth in the High-Throughput Imaging product line. Life sciences research product family revenues increased by 4% compared to the third quarter of 2005 and represented 63% of total revenues. This increase was driven primarily by sales of products from our acquired LCM business, offset by declines in our MetaMorph and GenePix product lines.
     Revenues increased by 3% to $132.9 million in the first nine months of 2006 from $128.8 million in the first nine months of 2005. Drug discovery product family revenues decreased by 3% compared to the first nine months of 2005 and represented 37% of total revenues during the period. Life sciences research product family revenues increased by 7% compared to the first nine months of 2005 and represented 63% of total revenues. The $4.1 million increase in revenues was primarily due to sales of products from our acquired LCM business, as well as growth in our SpectraMax and High-Throughput Imaging product lines, offset by decreases across several product lines in both life sciences research and drug discovery.
     Gross Profit
     Gross profit increased to 63.0% in the third quarter of 2006 compared to 61.5% in the same period of last year, and increased to 62.4% in the first nine months of 2006 compared to 61.1% in the same period of last year. The increases in gross margin were primarily due to the addition of revenues from the acquired LCM products without significant additions to overhead.

     Research and Development Expenses
     Research and development expenses decreased in the third quarter of 2006 by 11% to $5.7 million from $6.4 million in the third quarter of 2005. This decrease was primarily due to decreases of $1.0 million in salaries, benefits, and associated costs due to reduced headcount, partially offset by FAS 123R stock-based compensation expense of $0.3 million.
     Research and development expenses decreased in the first nine months of 2006 by 11% to $17.0 million from $19.0 million in the first nine months of 2005. This decrease was primarily due to decreases of $2.1 million in salaries, benefits, and associated costs due to reduced headcount and a reduction of $0.4 million in consulting fees related to our Automated Electrophysiology product line, partially offset by FAS 123R stock-based compensation expense of $0.8 million.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses in the third quarter of 2006 increased by 23% to $18.4 million from $14.9 million in the third quarter of 2005. The increase was primarily due to $1.7 million of additional salaries and associated costs of increased headcount as a result of the LCM business acquisition and international expansion, increases to marketing and promotional expenses of $0.3 million and $0.9 million of FAS 123R stock-based compensation expense.
     Selling, general and administrative expenses in the first nine months of 2006 increased by 19% to $52.3 million from $43.9 million in the first nine months of 2005. The increase was primarily due to $3.5 million of additional salaries and associated costs of increased headcount primarily as a result of the LCM business acquisition and international expansion, $2.7 million of FAS 123R stock-based compensation expense, increased amortization of $0.5 million for the intangible assets acquired from Arcturus, increases to marketing and promotional expenses of $0.5 million and $0.7 million for consulting costs related to FAS 123R implementation and projects associated with our international expansion.
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
     Interest Income
     Interest income for the third quarter of 2006 increased slightly from the corresponding period of 2005 to $0.1 million from $78,000. For the first nine months of 2006, interest income increased to $0.5 million from $0.3 million in the first nine months of 2005 due to higher interest rates.
     Interest Expense
     Interest expense for the third quarter of 2006 remained consistent with the corresponding period of 2005 at $21,000 in 2006 and $19,000 in 2005. For the first nine months of 2006, interest expense of $59,000 remained consistent with the first nine months of 2005, which was $66,000.
     Other Expense, Net
     Other expense, net was $0.1 million for the third quarter of 2006 as compared to $40,000 in the third quarter of 2005. For the first nine months of 2006, other expense, net was $0.1 million as compared to $0.8 million in the first nine months of 2005. The expense in the third quarter and first nine months of 2006 and 2005 was due to the unfavorable impact of foreign exchange rates on intercompany receivables and payables.
     Income Tax Provision
     We recorded a tax provision of $1.8 million for both the third quarter of 2006 and the third quarter of 2005. The income tax provision for the first nine months of 2006 was $6.2 million as compared to $5.2 million in the first nine months of 2005. The effective tax rate for the third quarter of 2006 was 39%, up from 28% in the third quarter of 2005. The effective tax rate for the first nine months of 2006 was 55%, up from 34% in the first nine months of 2005. The effective tax rates for 2006 reflect the impact of the non-deductible in-process research and development write-off in the second quarter, partially offset by a tax benefit of $0.2 million relating to the disqualifying dispositions of shares issued under the Company’s incentive stock option plan and a tax benefit of $46,000 related to a prior year federal and state income tax return to provision adjustment. The tax provision for the third quarter and the first nine months of 2006, excluding the charge for in-process research and development along with the tax benefit relating to disqualifying dispositions and the prior year provision adjustment, was based on a 41% annual estimated effective income tax rate. The effective tax rates for 2005 reflect the impact of a tax benefit of $1.0 million related to a prior year federal and state income tax return to provision adjustment, partially offset by a tax expense of $0.3 million related to the write-off of a deferred tax asset recorded with respect to undistributed earnings of a foreign subsidiary. The tax provision for the third quarter and the first nine months of 2005, excluding the return to provision adjustments and deferred tax asset write-off was based on a 38% annual estimated effective income tax rate. The increase in the 2006 rate to 41%, as compared to the 2005 rate of 38%, is primarily due to non-deductible stock compensation expense recorded under FAS 123R.
     Liquidity and Capital Resources
     We had cash and cash equivalents of $13.3 million at September 30, 2006, compared to $28.9 million at December 31, 2005. Operating activities in the first nine months of 2006 provided $13.4 million of cash, compared to $11.9 million in the first nine months of 2005. The cash provided during 2006 was primarily the result of net income of $5.2 million, plus net non-cash charges of $14.1 million, less net changes in operating assets and liabilities of $5.9 million. The net non-cash charges included depreciation and amortization of $7.5 million, $2.3 million of FAS 123R expense, net of tax benefits from stock-based compensation, and a $4.3 million charge for acquired in-process research and development.
     We used $16.3 million of cash in investing activities in the first nine months of 2006, including the use of $11.2 million of cash to purchase the LCM business from Arcturus. In the first nine months of 2005, we used $13.7 million of cash in investing activities, including the use of $11.7 million used to acquire intangible assets from Xsira Pharmaceuticals, Inc. (“Xsira”) in March 2005.
     In the first nine months of 2006, cash used in financing activities was $12.5 million. We repurchased 922,562 shares of our common stock for $27.0 million and raised $13.0 million from the issuance of common stock associated with stock option exercises. In the first nine months of 2005, we used $16.0 million of cash in financing activities, primarily for the repurchase of shares of our common stock for $19.9 million, offset by $4.0 million raised from the issuance of common stock associated with stock option exercises and shares issued under our employee stock purchase plan. The timing of and amounts received under our stock option plans are determined by the decisions of the respective option holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock under our stock option plans should not be considered an indication of additional funds to be raised in future periods.
     We believe that our existing cash and anticipated cash flow from our operations will be sufficient to support our current operating plan for the foreseeable future. Our ability to generate our anticipated cash flow from operations is subject to the risks and uncertainties discussed below under Item 1A of Part II — “Risk Factors” including, in particular, variations in the amount of time it takes for us to sell our products and collect accounts receivable, the timing of customer orders and the Company’s dependence on orders that are shipped in the same quarter which gives the Company limited visibility of future product shipments, competition, risks associated with the pharmaceutical and biotechnology industries, supplier or manufacturing problems or delays, risks associated with past and potential future acquisitions and risks associated with the Company’s need to develop new and enhanced products and market acceptance of such products.
     Likewise, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on our current plans which may change and assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:
•	the progress of our research and development;

•	the number and scope of our research and development programs;

•	our need to develop new and enhanced products;

•	market acceptance of and demand for our products;

•	the costs that may be involved in enforcing our patent claims and other intellectual property rights;

•	potential acquisition and technology licensing opportunities;

•	the costs associated with repurchasing shares of our common stock;

•	manufacturing capacity requirements; and

•	the costs of expanding our sales, marketing and distribution capabilities both in the United States and abroad.
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
     Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible given these two constraints. We satisfy liquidity requirements by investing excess cash in money market funds from a variety of high credit-quality issuers. We believe that our existing cash and investment funds and anticipated cash flow from our operations will be sufficient to support our current operating plan for the foreseeable future.
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
Interest and Investment Income
     Our interest and investment income is subject to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. We invest our excess cash primarily in demand deposits with U.S. banks and money market accounts. We have not experienced any significant losses on the investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at September 30, 2006 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending upon actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense
     In connection with the acquisition of Axon in 2004, we entered into a senior unsecured credit facility with Union Bank of California, N.A., which provides us with a revolving credit facility in the amount of up to $30.0 million. Borrowings under our revolving credit facility are guaranteed by our domestic subsidiaries. All loans outstanding under the senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus 0.50% or the London InterBank Offered Rate (“LIBOR”) plus 1.25%. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our debt balance at

September 30, 2006 indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no balance outstanding at September 30, 2006. Actual gains or losses in the future may differ materially from this analysis, depending on the level of our outstanding debt and changes in the timing and amount of interest rate movements.
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
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     The life sciences research instrumentation market is characterized by rapid technological change and frequent new product introductions. In the twelve months ended September 30, 2006, 64% of our revenues were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing or commercializing them, which would harm our business. Any significant delay in releasing new systems could cause our revenues to suffer, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.

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
     We manufacture our products at our facilities in Sunnyvale and Union City, both in California, and in China and Norway. Our manufacturing and assembly processes are highly complex and require sophisticated, costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our manufacturing facilities could seriously harm our ability to satisfy our customer order deadlines. If we cannot deliver our systems in a timely manner, our revenues will likely suffer.

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
     We maintain facilities in the United Kingdom, Germany, Norway, Japan, South Korea, Australia, China and Brazil. In addition to the increase in our international operations, we are also deriving an increasing portion of our revenues from customers located outside of the United States. Sales to customers outside of the United States accounted for approximately 47% our revenues during the nine months ended September 30, 2006 and we anticipate that international sales will continue to account for a significant portion of our revenues. A key aspect of our business strategy has been and is to expand our sales and support organizations internationally in order to take advantage of increasing international market opportunities resulting from worldwide growth in the life sciences research industry.
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
     In addition, all of our sales to international distributors are denominated in U.S. dollars. Most of our direct sales in the United Kingdom, Germany, France, the Benelux, Scandinavia, Canada, Japan, Australia and South Korea are denominated in local currencies and totaled $42.6 million (32% of total revenues) for the nine months ended September 30, 2006. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but may do so in the future.
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
     In the nine months ended September 30, 2006, approximately 10% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors under contract in a number of international markets and may need to establish additional international distribution relationships. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a material adverse affect on our business, financial condition and results of operations.
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
Changes to financial accounting standards, or interpretations of those standards, may affect our results of operations and cause us to change our business practices.
     We prepare our financial statements to conform with U.S. generally accepted accounting principles. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC and various other bodies formed to interpret and create appropriate accounting principles. A change in those principles can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those principles, the interpretation of those principles, or the questioning of current practices, may adversely affect our reported financial results or may require us to reclassify, restate or otherwise change or revise our financial statements, and could cause us to change the way we conduct our business. For example, accounting principles affecting many aspects of our business, including rules relating to equity-related compensation, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that required us, effective January 1, 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We will have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.
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
     We have experienced and in the future may experience a shortfall in revenues or earnings or otherwise fail to meet public market expectations, including our publicly-announced revenues and/or earnings projections and/or other financial guidance, which could materially and adversely affect our business and the market price of our common stock. Our total revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors include:
•	customer confidence in the economy, evidenced, in part, by stock market levels;

•	changes in the domestic and international economic, business and political conditions;

•	economic conditions within the pharmaceutical and biotechnology industries;

•	levels of product and price competition;

•	market acceptance of and demand for our products;

•	the length of our sales cycle and customer buying patterns;

•	the size and timing of individual transactions;

•	the timing of new product introductions and product enhancements;

•	the mix of products sold;

•	levels of international transactions;

•	activities of and acquisitions by competitors;

•	the timing of new hires and the allocation of our resources;

•	changes in foreign currency exchange rates;

•	our ability to develop and market new products and control costs; and

•	changes in U.S. generally accepted accounting principles.
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
     The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. In the twelve months ended September 30, 2006, the closing sales price of our common stock ranged from $18.03 to $35.92. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding repurchases of our common stock pursuant to our stock repurchase program during the quarter ended September 30, 2006.

			Total number of	Maximum number of
			shares purchased as	shares that may yet
	Total number of	Average price paid	part of publicly	be purchased under
Period	shares purchased	per share	announced programs	the programs

July 1, 2006 through July 31, 2006	14,261	$23.15	14,261	472,855
August 1, 2006 through August 31, 2006	285,739	23.61	285,739	187,116
September 1, 2006 through September 30, 2006	—	—	—	—

Total	300,000	$23.58	300,000	187,116

     On August 2, 2001, we announced that our Board of Directors had approved our current stock repurchase program, pursuant to which we were authorized to and did repurchase 1,500,000 shares of our common stock. On October 25, 2001, our Board of Directors determined to continue the stock repurchase program and authorized the repurchase of an additional 1,500,000 shares of our common stock, all of which have since been repurchased. On July 29, 2004, our Board of Directors again determined to continue the stock repurchase program and authorized the repurchase of an additional 1,500,000 shares of our common stock, all of which have since been repurchased. On February 17, 2005, our Board of Directors authorized the repurchase of an additional 1,500,000 shares of our common stock under the stock repurchase program under which 1,312,884 shares had been repurchased as of September 30, 2006. The stock repurchase program will continue until all 187,116 shares currently approved for repurchase under the stock repurchase program have been repurchased, unless terminated earlier by our Board of Directors. In the event that all of such shares have been repurchased, our Board of Directors may again determine to continue our stock repurchase program and authorize management to repurchase additional shares of our common stock.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Amendment to Certificate of Incorporation.

4.1(1)	Specimen Certificate of Common Stock of the Registrant.

10.54	Forms of Stock Option Agreement for Non-Employee Director under the 2005 Equity Incentive Plan.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 1, 2002.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Molecular Devices Corporation

Date: November 7, 2006	By:	/s/ TIMOTHY A. HARKNESS
Timothy A. Harkness
Chief Financial Officer and Senior Vice President Finance and Operations (Duly Authorized and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Amendment to Certificate of Incorporation.

4.1(1)	Specimen Certificate of Common Stock of the Registrant.

10.54	Forms of Stock Option Agreement for Non-Employee Director under the 2005 Equity Incentive Plan.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 1, 2002.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.