Form 10-K
period 2006-12-31
MOLECULAR DEVICES CORP
filed 2007-03-16
CIK 1003113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to                    .
Commission File Number 0-27316
MOLECULAR DEVICES CORPORATION
(Exact name of Registrant as Specified in Its Charter)

DELAWARE	94-2914362

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1311 ORLEANS DRIVE, SUNNYVALE, CALIFORNIA	94089
(Address of Principal Executive Offices)	(Zip code)
(408) 747-1700
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
YES ☐      NO ☑
     The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2006, based upon the last sale price reported for such date on The NASDAQ Global Select Market was $352,890,225.*
     The number of outstanding shares of the registrant’s Common Stock as of March 9, 2007 was 16,580,097.
DOCUMENTS INCORPORATED BY REFERENCE
None
*	Excludes approximately 5,183,945 shares of common stock held by directors, officers and holders of 5% or more of the registrant’s outstanding common stock at June 30, 2006. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

     Except for the historical information contained herein, this Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, those discussed in Item 1A — “Risk Factors,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A — “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in the Company’s future U.S. Securities and Exchange Commission (“SEC”) reports. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We assume no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results. Accordingly, we caution readers not to place undue reliance on these statements.
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
     On January 28, 2007, we entered into a definitive agreement and plan of merger with MDS Inc. (“MDS”) and Monument Acquisition Corp. (“Monument”), a subsidiary of MDS, which contemplates the acquisition by MDS, through Monument, of all of our outstanding common stock in a two-step transaction comprised of a cash tender offer for all of our issued and outstanding shares of common stock, followed by a merger of Monument with and into us. Pursuant to the definitive agreement, and upon the terms and subject to the conditions thereof, Monument has commenced a tender offer to acquire all of the outstanding shares of our common stock at a price of $35.50 per share, net to the holder thereof in cash. Pursuant to the definitive agreement, as soon as practicable after the consummation of the tender offer and subject to the satisfaction or waiver of certain conditions set forth in the definitive agreement, Monument will merge with and into us and we will become an indirect wholly-owned subsidiary of MDS. In this merger, each share of our common stock remaining outstanding following the consummation of the tender offer, other than each share held by MDS or Monument or by any stockholder who has validly exercised appraisal rights under Delaware law, will be converted into the right to receive $35.50 in cash. The obligation of Monument to accept for payment and pay for the shares tendered in the tender offer is subject to the satisfaction or waiver of a number of closing conditions set forth in the definitive agreement, including among others, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. In addition, it is also a condition to Monument’s obligation to accept for payment and pay for the shares tendered in the tender offer that at least a majority of the then-outstanding shares of our common stock (determined on a fully diluted basis including any unvested stock options that would vest by their terms on or before June 30, 2007, but disregarding any other unvested stock options) will have been validly tendered in accordance with the terms of the tender and not validly withdrawn. The closing of the merger contemplated by the definitive agreement is subject to customary closing conditions, and, depending on the number of shares held by MDS and Monument after Monument’s acceptance of the shares properly tendered in connection with the tender offer, approval of the merger contemplated by the definitive agreement by the holders of the outstanding shares of our common stock remaining after the completion of the tender offer may be required.
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
     Once a protein’s link to a disease is understood, the task of finding a drug that acts on the protein and treats the disease is undertaken primarily by pharmaceutical and biotechnology companies. These companies typically own “libraries” of drug candidates comprising hundreds of thousands, or even millions, of chemical compounds. In order to determine which compounds are effective against a particular target, a test, or assay, must be developed to detect whether a compound has modified the behavior of the target. Then, in a process known as “screening,” this test must be repeated for each compound in the library. As life sciences research continues to unveil new targets, the task of screening large libraries of compounds against these targets represents both a great opportunity and a technological challenge for pharmaceutical companies. Accordingly, these companies have invested heavily in systems that automate and accelerate this process, often implementing drug screening “factories” where compounds are run through a battery of cellular and biochemical tests on high-speed equipment around the clock. This trend toward industrializing drug candidate screening has gained momentum among pharmaceutical companies in recent years and continues to be a major driver of spending in the drug discovery market.
Our Products
     We offer a full range of high-performance bioanalytical tools including automated systems for pharmaceutical screening and a variety of general-purpose research instruments. We group our product offerings into two families, life sciences research and drug discovery, to reflect the markets they primarily address. We operate in a single industry segment. We had revenues of $186.4 million in 2006, $182.0 million in 2005 and $149.1 million in 2004. Most of our products use optical technologies to detect the results of biological tests that occur in microplates. A microplate is a disposable vessel comprised of a standardized array of 96, 384 or 1,536 wells that are similar to small test tubes. This format has been widely adopted by scientists because it allows many experiments to be performed in parallel, enhancing the efficiency of research efforts. In recent years, customers have increasingly sought the cost and throughput benefits of the higher-density 384 and 1,536 well configurations, a trend that we expect to continue.
Life Sciences Research Products
     Our life sciences research products, which represented 63% of total revenues in 2006, 60% of total revenues in 2005 and 59% of total revenues in 2004, encompass our SpectraMax®, GenePix®, MetaMorph®, Laser Capture Microdissection, Cellular Neurosciences, Liquid Handling and Threshold® product lines.
Microplate Detection Products
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
SpectraMax
     Our SpectraMax strategy has been to continue to introduce new products that include first-of-a-kind features, as well as to offer varying feature sets and price points to address different market segments. We have historically focused on the premium end of the microplate reader market through offering products with advanced capabilities. Some of the first-of-a-kind features that we have pioneered include the first reader and software capable of kinetic analysis, the first monochromator-based reader that enabled continuous wavelength selection and the first reader capable of performance comparable to a spectrophotometer. In each case, we believe that the innovation helped expand the utility of microplate readers and, more broadly, the available market for microplate readers. Our SpectraMax family currently includes the following products:
•	EMax®. This product is aimed at the market for traditional microplate readers that do not require kinetic capability. We introduced it to provide a reader for customers in academia and other customers with restricted capital budgets.

•	VMax®. This product was the first microplate reader to offer kinetic read capability and is designed to address the needs of biochemists.

•	VersaMaxTM. The VersaMax is our low cost variable wavelength offering that provides kinetic capability and temperature control.

•	SpectraMax 340PC384. This product is a visible range microplate spectrophotometer, offering tunability and the additional capability of our patented PathCheck® Sensor technology, which corrects common variability problems across wells of microplates.

•	SpectraMax 190. The predecessor to this product was the first microplate reader that incorporated a monochromator for continuous wavelength selection. Wavelength selection provides for enhanced convenience and flexibility in assay design. In addition, the SpectraMax 190 also includes our patented PathCheck Sensor technology.

•	SpectraMax Plus384. The SpectraMax Plus384 combines the high-throughput of a microplate reader with the performance of a cuvette-based spectrophotometer as a result of our patented PathCheck Sensor technology. It is capable of reading wavelengths as short as 190 nanometers and as long as 1,000 nanometers, the equivalent range to a spectrophotometer, and is compatible with both 96-well and 384-well microplates.

•	Gemini XPS. Gemini was the world’s first dual-scanning microplate spectrofluorometer, a configuration that allows the user to automatically optimize the instrument for particular assays. The Gemini XPS, introduced in 2004, is the most sensitive version of Gemini yet and is capable of fluorescence, luminescence and time-resolved fluorescence measurements.

•	Gemini EM. The Gemini EM features the ability to read microplates from either the top or the bottom, a capability that enables it to perform complex cell-based assays.

•	LMax II384. LMax was our first reader to offer customers sensitive luminescence detection in a bench-top instrument. The second generation of LMax adds improved sensitivity, 384-well detection and the capability to integrate with laboratory robots.

•	SpectraMax M2/M2[e]. These instruments incorporate the dual-scanning monochromator technology of the Gemini family into a multimode reader with both absorbance and fluorescence detection. SpectraMax M2/M2[e] can read 96 and 384 well microplates using any of four different scanning techniques. This combination of features makes these highly versatile instruments capable of a wide range of applications. The SpectraMax M2[e] offers the additional option of bottom-reading capability.

•	SpectraMax M5/M5[e]. These instruments expand our multimode reader family by offering the performance features of SpectraMax M2/M2[e] with the flexibility of five different detection modes. Our most versatile benchtop readers, SpectraMax M5/M5[e] can measure absorbance, fluorescence intensity, fluorescence polarization, time-resolved fluorescence and luminescence. The SpectraMax M5[e] offers the additional benefit of being certified for a popular assay known as HTRF.

•	StakMax. Introduced in 2006, the StakMax is a microplate handling system that is compatible with all of our SpectraMax readers. This product allows users to automatically process magazines of 20, 40 or 50 microplates, greatly increasing the efficiency of laboratory operations.

FlexStation
     Our FlexStation system is a bench top workstation that integrates liquid handling and detection and has applications in drug discovery as well as life sciences research. This product offers flexibility to address a wide range of research applications by combining both multi-channel, plate-to-plate fluid transfer and fluorescence measurement in one system. For drug discovery applications, FlexStation provides a convenient means of developing assays for later transfer to higher-throughput screening. For basic and applied research in life sciences, the flexibility of this system enables scientists to develop, optimize and run their assays on one system with the same small footprint as a standard benchtop microplate reader. The FlexStation family comprises the following instruments and reagents:
•	FlexStation II/II 384. Introduced in 2003, these instruments represent the second generation of FlexStation technology with dual-monochrometer scanning, 8- or 16-channel fluid transfer and top or bottom reading. FlexStation II is compatible with 96-well microplates, while FlexStation II384 addresses both 96-well and 384-well formats. In addition to instrumentation, we offer proprietary reagent kits based on our successful FLIPR assay technology and optimized to perform on the FlexStation platform. These products are our FlexStation Calcium Assay Kit, FlexStation Calcium 3 Assay Kit, two formulations of the FlexStation Membrane Potential Assay Kit and our QBTTM Fatty Acid Uptake Assay Kit.

•	FlexStation 3. This instrument, introduced in 2006, adds liquid handling capabilities to our popular SpectraMax M5/M5[e] platform, enabling an even wider variety of applications than previous generations of FlexStation. In addition to the assay kits that are compatible with FlexStation II/ II384, FlexStation 3 is capable of running our Calcium 4 Assay Kit and IMAP assays.
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
     MetaMorph Imaging Software
     We offer software that works in tandem with microscope and camera systems to enable researchers to acquire images of cells and quantify and analyze the images in a variety of ways. This product family consists of the following software packages:
•	MetaMorph®. MetaMorph is a state-of-the-art software package for capturing and analyzing cellular images. MetaMorph’s functions include control of a wide variety of imaging devices as well as a large menu of tools for image processing and analysis.

•	MetaFluor®. MetaFluor software allows researchers to image and analyze ratiometric indicators of intracellular events.

•	MetaVueTM. A lower-cost version of MetaMorph, MetaVue is an entry-level product tailored to common imaging applications.

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
Laser Capture Microdissection
     Laser Capture Microdissection (“LCM”) is a sophisticated sample preparation technology for genomic and imaging analysis that is an upstream step for many of our GenePix and MetaMorph customers. LCM allows researchers to visualize and extract individual cells or groups of cells from tissue samples with minimal damage. The selective capture of specific cells through LCM allows researchers to quickly and accurately utilize the smallest and purest cellular samples for further RNA, DNA or protein analysis. In 2006, we acquired the LCM business from Arcturus Bioscience, Inc. (“Arcturus”), and we now offer the following systems and reagents:
•	Arcturus XTTM. This open-architecture system is built upon the Nikon TE2000U(R) inverted research grade microscope and combines infrared laser-enabled LCM and ultraviolet laser cutting in a single modular instrument, offering researchers superior speed, precision and flexibility. It is completely modular and fully upgradeable, allowing the system utility to expand as research requirements grow and microdissection technologies emerge.

•	PixCell® IIe. This is a dedicated LCM instrument that offers researchers a simple, rapid and effective tool for selecting cells of interest from a tissue sample. The system, like all of our LCM instruments, utilizes our CapSure® disposable caps for clean and accurate retrieval of user-defined cell populations.

•	VeritasTM. This system offers both LCM and laser cutting, enabling researchers to prepare samples from a wide variety of tissue types. Veritas is highly automated, simplifying the LCM process and enabling researchers to operate the system with minimal training.

•	Reagents. We offer several reagent kits that are optimized for the Veritas and PixCell IIe and allow researchers to isolate RNA and DNA and amplify RNA from a variety of tissue types.
Cellular Neurosciences Research
     We are a leading supplier of signal amplification instruments and related software for cellular neurosciences research, offering a range of products for voltage recording, current and voltage clamping and patch clamping. Our microelectrode amplifiers are more sensitive than any competing product, enabling scientists to perform experiments that would otherwise be impossible. In addition, we offer software packages for the acquisition and analysis of electrophysiological data and various accessories for the electrophysiology workstation. Our products for cellular neurosciences research consist of the following:
•	Digidata 1440A. The Digidata 1440A is a high-speed, low-noise data acquisition system that is compatible with our pCLAMP 10.0 software.

•	pCLAMP 10.0. Introduced in 2006, pCLAMP 10.0 is our latest-generation software package for acquisition and analysis of electrophysiological data.

•	MultiClamp 700B. MultiClamp 700B is a computer-controlled microelectrode amplifier that is used for high-speed current clamp, patch clamp, voltammetry/amperometry, ion-selective measurement, and bilayer recordings.

•	Axopatch 200B. Axopatch 200B patch clamp is the latest version of our premier patch-clamp amplifier, incorporating capacitor-feedback technology for single-channel recording as well as resistive-feedback for whole-cell recording.

•	Axoclamp 900A. Axoclamp 900A is a computer-controlled microelectrode current-clamp and voltage-clamp amplifier, useful for a wide range of intracellular microelectrode recording techniques with several modes of operation.
Liquid Handling Systems
     We offer a line of liquid handling systems that includes a variety of cell and plate washers with 96, 384 and 1,536 well dispensing and washing capabilities. Washers dispense and remove fluid from microplates and are used as an integral step during the course of many assays. Our liquid handling systems bring a complete line of state-of-the-art microplate washers and other related tools, including cell harvesters, to the life sciences research product family.

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
Drug Discovery Products
     Our drug discovery systems, which represented 37% of our total revenues in 2006, 40% of our total revenues in 2005 and 41% of our total revenues in 2004, are used to screen large numbers of chemical compounds to assess their effects on disease targets. This category includes our FLIPR, Automated Electrophysiology, High-Throughput Imaging and Analyst product families.
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
•	FLIPRTETRA. This product is the fourth generation FLIPR instrument. It combines all of the benefits of preceding versions of FLIPR with new capabilities in a completely redesigned, compact platform. FLIPRTETRA features simultaneous liquid transfer of samples in 96, 384 and 1,536 well microplates, allowing customers to screen as many as 250,000 samples daily with little human intervention. In addition, the instrument enables excitation and detection at multiple wavelengths, enabling a broader set of applications, and incorporates interfaces that allow it to integrate into automated screening lines.

•	FLIPR Assay Kits. This product family includes the FLIPR Calcium Assay Kit, the FLIPR Calcium 3 Kit, the FLIPR Calcium 4 Assay Kit, the QBT Fatty Acid Uptake Assay Kit and two formulations of the FLIPR Membrane Potential Assay Kit. By eliminating a step in the assay protocol, these kits can significantly increase throughput, reduce costs and increase screening efficiency. The FLIPR Calcium Assay Kit addresses the most popular assay performed on the FLIPR system for detecting the activation of GPCRs. The FLIPR Calcium 3 Assay Kit extends the applicability of this assay by allowing researchers to test problematic but important targets such as chemokines and other small peptides. The FLIPR Calcium 4 Assay Kit, introduced in 2006, features a new dye which allows researchers to detect very small calcium responses. The QBT Fatty Acid Uptake Assay Kit offers the only kinetic uptake assay in a one-step, fluorescent format for detecting processes associated with diabetes and cardiovascular disease. The FLIPR Membrane Potential Assay Kits allow researchers to measure changes in the electrical potential across live cell membranes, a key indicator of ion channel activity.
Automated Electrophysiology Systems
     In recent years, several drugs have been withdrawn from the market due to safety concerns, resulting in financial losses, negative publicity and ongoing litigation for some major pharmaceutical companies. As a result, drug companies are strengthening their efforts to understand more thoroughly the “safety profile” of prospective drugs before they are launched. Developing such a profile requires increased testing of a candidate compound to determine whether it interacts with certain biological pathways that are associated with adverse side-effects. Among the most important of these pathways are those involving ion channels, cellular structures that mediate many key biological processes such as heart muscle contractions. Accordingly, ion channel testing is receiving increased attention as a way of identifying compounds that may put patients at risk for cardiac arrest.

     We are an industry leader in automated tools for testing ion channels, which are important both as a target class and for their role in producing drug side-effects. Traditionally, the most valuable information on ion channel activity has been obtained through patch clamping, a time-consuming, low-throughput method that is best performed by highly-skilled scientists. Few high-throughput alternatives exist for direct patch clamping. Those that do use indirect methods to assay ion channels, which yield lower quality data than patch clamping. Our Automated Electrophysiology products are automated systems that obtain the same high-quality information from cells as conventional patch clamping, but at a much faster rate and requiring far less operator skill. While traditional patch clamping may allow researchers to test only 5-15 compounds per day, our Automated Electrophysiology systems operate at speeds ranging from hundreds to thousands of compounds per day.
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
High-Throughput Imaging Systems
     One of the most powerful ways to study the activity of unknown or poorly-characterized proteins is to visualize their movements within cells. By capturing images of proteins at work, researchers obtain more detailed information about potential drug targets than is possible with non-image-based methods. Life sciences researchers have used microscopes to visualize cellular events for centuries; more recently, digital cameras and sophisticated image analysis software have greatly enhanced this process. The latest advance in this field has been the automation of image capture and analysis to allow tens of thousands of microscopic cellular assays to be performed in a single day. This technology is particularly attractive to pharmaceutical companies that require high-throughput imaging to capitalize on new drug targets and to run these tests on thousands or even millions of chemical compounds. To address this need, we offer a family of imaging systems that enable customers to conduct microscope studies in an automated, high-throughput fashion. Our products include the following advanced instruments, software and proprietary technology for performing cell-based assays:
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
•	Analyst GT. This multi-mode system features seven detection options and the ability to read 96, 384 and 1,536 well microplates. With the capacity to test over 400,000 wells per day, Analyst GT is designed to address the industrialized screening needs of the drug discovery market.

•	IMAP Technology. A proprietary bead-based platform, IMAP allows researchers to determine the activity of kinases, phosphatases and phosphodiesterases in a simple, non-radioactive format. We offer optimized kits for screening several of the most popular kinases as well as kits that enable our customers to apply this extremely flexible technology to their own protein kinase targets. IMAP assays were developed using FP technology, and in 2006 we extended the IMAP platform to incorporate TR-FRET, another popular detection technology.
Customer Service
     Our service and support offerings include field service, customer support, applications assistance and training through an organization of factory-trained and educated service and application support personnel around the world. We offer services to our installed base of customers on both a contract and time and materials basis and we offer a variety of post-warranty contract options for all of our instrument offerings. Our installed base provides us with stable, recurring after-market service and support revenue, as well as product upgrade and replacement opportunities.
Research and Development
     Our research and development team included 117 full time employees as of December 31, 2006. We have typically invested 13% to 15% of our revenues in research and development, which has resulted in a strong track record of technological innovation. In 2006, 65% of our revenues were derived from products that we introduced in the last three years. Our research and development expenditures were approximately $23.4 million in 2006, $25.3 million in 2005 and $22.0 million in 2004. We also incurred $4.3 million and $5.0 million of acquired in-process research and development charges in 2006 and 2004, respectively.
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
Marketing and Customers
     As of December 31, 2006, our sales and marketing organization included 274 full time employees in North America, Europe, Asia, Australia and South America. We distribute our products primarily through direct sales representatives in North America. We have subsidiaries in the United Kingdom, Germany, Japan, China, South Korea, Australia and Brazil responsible for direct selling and servicing of our products. Our direct sales effort is supported by a team of service, technical and applications specialists employed by us. We also sell our products through international distributors, most of which enter into distribution agreements with us that provide for exclusive distribution arrangements and minimum purchase targets. Such agreements also generally prohibit the distributors from designing, manufacturing, promoting or selling any products that are competitive with our products.

     Our customers include leading pharmaceutical and biotechnology companies as well as medical centers, universities, government research laboratories and other institutions throughout the world. Information on net sales to unaffiliated customers and identifiable assets attributable to our geographic regions is included in Note 10 of the Notes to Consolidated Financial Statements. In 2006 and 2005, no single customer accounted for more than 5% of our total revenues.
     Sales to customers outside the United States accounted for 47% of total revenues in 2006, 44% of total revenues in 2005 and 42% of total revenues in 2004, and total sales denominated in foreign currencies accounted for 32%, 29% and 31% of total revenues in 2006, 2005 and 2004, respectively. We anticipate that international sales will account for an increasing percentage of revenues in the future. We expect to continue expanding our international operations in order to take advantage of increasing international market opportunities resulting from worldwide growth in the life sciences industry. Our international operations expose us to a number of risks inherent in international business activities that are described under Item 1A — “Risk Factors” below, including:
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
Manufacturing
     We manufacture our products at our facilities in Sunnyvale and Union City, both in California, and in Shanghai, China. Our California facilities are ISO 9001:2000 certified. We assemble Meta systems at our facility in Downingtown, Pennsylvania, which is also ISO 9001:2000 certified. We manufacture our own components where we believe it adds significant value, but we rely on suppliers for the manufacture of some of the consumables, components and subassemblies used with or included in our systems, which are manufactured to our specifications. We conduct all final testing and inspection of our products. We have established a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, our products are manufactured to comply with good manufacturing practices.
Patents and Proprietary Technologies
     We protect our proprietary rights from unauthorized use by third parties to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. As of December 31, 2006, we held 132 U.S. patents and other corresponding foreign patents based on our discoveries. These patents expire at various dates between 2007 and 2025. In addition, as of December 31, 2006, we had 44 and 46 patent applications pending in the United States and foreign countries, respectively.

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
     The life sciences research market is very competitive and includes a number of companies, such as Agilent Technologies Inc., Bio-Tek Instruments, Inc., PerkinElmer, Inc., Tecan Group Ltd., and Thermo Fisher Scientific, Inc., that offer, or may in the future offer, products with performance capabilities generally similar to those offered by our products. We expect that competition is likely to increase in the future, as several current and potential competitors have the technological and financial ability to enter the markets that we serve. Many of our life sciences research products are priced at a premium; in these markets, we compete primarily on the basis of performance and productivity. Many companies, research institutions and government organizations that might otherwise be customers for our products employ methods for bioanalytical analysis that are internally developed.
     The drug discovery market is characterized by intense competition among a number of companies, including GE Healthcare, a division of General Electric Company, Applied Biosystems, PerkinElmer, Inc., and Tecan Group Ltd., that offer, or may in the future offer, products with performance capabilities generally similar to those offered by our products. We believe that the primary competitive factors in the market for our products are throughput, quantitative accuracy, breadth of applications, ease-of-use, productivity enhancement, quality, support and price/performance. We believe that we compete favorably with respect to these factors.
     Many of our competitors have significantly greater financial, technical, marketing, sales and other resources than we do. In addition to competing with us with respect to product sales, these companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel.
Government Regulation
     In the United States, the development, manufacturing, distribution, labeling and advertising of products intended for use in the diagnosis of disease or other conditions is extensively regulated by the U.S. Food and Drug Administration (“FDA”). These products generally require FDA clearance before they may be marketed, and also are subject to post-market manufacturing, reporting and labeling requirements. With the exception of certain of our SpectraMax microplate readers, none of our products is intended for use in the diagnosis of disease or other conditions, and, therefore, they are not currently subject to FDA regulation. The SpectraMax readers intended for diagnostic uses are the subject of an FDA marketing clearance. If we were to offer any of our other products for diagnostic uses, those products would become subject to FDA regulations.
Employees
     As of December 31, 2006, we employed 631 persons full time, including 117 in research and development, 174 in manufacturing, 274 in marketing and sales and 66 in general administration and finance. Of these employees, 139 hold Ph.D. or other advanced degrees. None of our employees is covered by collective bargaining agreements, and we consider relations with our employees to be good.
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
Risks Related to the Proposed Acquisition by MDS Inc.
     On January 28, 2007, we entered into a definitive agreement and plan of merger with MDS Inc. (“MDS”) and Monument Acquisition Corp. (“Monument”), a subsidiary of MDS, which contemplates the acquisition by MDS, through Monument, of all of our outstanding common stock in a two-step transaction comprised of a cash tender offer for all of our issued and outstanding shares of common stock, followed by a merger of Monument with and into us. The obligation of Monument to accept for payment and pay for the shares tendered in the tender offer, as well as the completion of the merger, are subject to the satisfaction or waiver of a number of closing conditions set forth in the definitive agreement, including among others, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of all material governmental authorizations, consents and approvals, as well as the absence of certain injunctions by court order that would restrain or prohibit the consummation of the merger. In addition, it is also a condition to Monument’s obligation to accept for payment and pay for the shares tendered in the tender offer that at least a majority of the then-outstanding shares of our common stock (determined on a fully diluted basis including any unvested stock options that would vest by their terms on or before June 30, 2007, but disregarding any other unvested stock options) will have been validly tendered in accordance with the terms of the tender and not validly withdrawn. We cannot assure you that each of the conditions to the merger or Monument’s obligation to accept for payment and pay for the shares tendered in the tender offer will be satisfied. Further, depending on the number of shares held by MDS and Monument after Monument’s acceptance of the shares properly tendered in connection with the tender offer, approval of the merger contemplated by the definitive agreement by the holders of the outstanding shares of our common stock remaining after the completion of the tender offer may be required. In the event stockholder approval of the merger is required, the consummation of the merger would be significantly delayed and the uncertainty resulting from any delay in consummating the merger could erode customer and employee confidence in us and divert our management’s focus and resources from other operational matters.
     Our business and results of operations are likely to be affected by the announcement of the proposed merger with MDS. The announcement of the proposed merger could have an adverse effect on our business in the near term if our customers delay, defer or cancel purchases pending consummation of the proposed merger. Although we are attempting to mitigate this risk through communications with our customers, our customers could be reluctant to purchase our products or services due to uncertainty about the direction of the combined company’s product offerings and its support and service of our existing products after the proposed merger. To the extent that our announcement of the proposed merger creates uncertainty among our customers such that any of our larger customers delay purchase decisions pending consummation of the proposed merger, our results of operations could be negatively affected. The proposed merger could also adversely affect our ability to attract and retain key management, research and development, manufacturing, sales and marketing and other personnel. In addition, activities relating to the proposed merger and related uncertainties could divert the attention of our management and employees from our day-to-day business, which could cause disruptions among our relationships with customers, and cause our employees to seek alternative employment, all of which could detract from our ability to generate revenue and control costs.
     The definitive agreement with MDS imposes certain restrictions on the operations of our business. Without MDS’ consent, we may be restricted from making certain acquisitions and taking other specified actions until the merger occurs or the definitive agreement has terminated. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the merger or the termination of the definitive agreement. In particular, we agreed not to solicit or engage in discussions with third parties regarding other proposals to acquire us, subject to specified exceptions. In connection with the termination of the definitive agreement under specified circumstances involving competing transactions or a change in our Board of Directors’ recommendation of the transaction to our stockholders, we may be required to pay MDS a termination fee of $23.0 million, and we may also be required to reimburse MDS transaction expenses up to $3.5 million, each subject to specified limitations. These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to our stockholders than the transactions contemplated by the definitive agreement.

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
     The life sciences research instrumentation market is characterized by rapid technological change and frequent new product introductions. In the twelve months ended December 31, 2006, 65% of our revenues were derived from the sale of products that were introduced in the last three years, and our future success will depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products, and we may not ultimately be successful in developing or commercializing them, which would harm our business. Any significant delay in releasing new systems could cause our revenues to suffer, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.
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
     We manufacture our products at our facilities in Sunnyvale and Union City, both in California, and in Shanghai, China. Our manufacturing and assembly processes are highly complex and require sophisticated, costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our manufacturing facilities could seriously harm our ability to satisfy our customer order deadlines. If we cannot deliver our systems in a timely manner, our revenues will likely suffer.
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
     We maintain facilities in the United Kingdom, Germany, Japan, South Korea, Australia, China and Brazil. In addition to the increase in our international operations, we are also deriving an increasing portion of our revenues from customers located outside of the United States. Sales to customers outside of the United States accounted for approximately 47% of our revenues during the year ended December 31, 2006 and we anticipate that international sales will continue to account for a significant portion of our revenues. A key aspect of our business strategy has been and is to expand our sales and support organizations internationally in order to take advantage of increasing international market opportunities resulting from worldwide growth in the life sciences research industry.

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
     In addition, all of our sales to international distributors are denominated in U.S. dollars. Most of our direct sales in the United Kingdom, Germany, France, the Benelux, Scandinavia, Canada, Japan, Australia and South Korea are denominated in local currencies and totaled $60.3 million (32% of total revenues) for the year ended December 31, 2006. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but may do so in the future.
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
     In the year ended December 31, 2006, approximately 10% of our sales were made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us and that they will cease operations. Any reduction, delay or loss of orders from our significant distributors could harm our revenues. We also do not currently have distributors under contract in a number of international markets and may need to establish additional international distribution relationships. There can be no assurance that we will engage qualified distributors in a timely manner, and the failure to do so could have a material adverse affect on our business, financial condition and results of operations.
If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business or technology in a cost-effective and non-disruptive manner.
     Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, from time to time we have acquired complementary businesses, products or technologies instead of developing them ourselves, and we may choose to do so in the future. For example, we acquired the LCM business from Arcturus Bioscience, Inc. (“Arcturus”) in April 2006, intellectual property relating to the Transfluor ® technology from Xsira Pharmaceuticals, Inc. (“Xsira”) in March 2005 and acquired Axon Instruments, Inc. (“Axon”) in July 2004. We do not know if we will be able to complete any additional acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire involves considerable operational and financial risks and strains, including:
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
Changes to financial accounting standards or interpretations of those standards, may affect our results of operations and cause us to change our business practices.
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
     Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, our adoption of the Financial Accounting Standards Board’s Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) relating to the accounting for stock options and other share-based payments, changes in tax laws and rates, future levels of research and development spending, changes in accounting standards, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate and changes in overall levels of pre-tax earnings. The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have a negative impact on our results of operations.
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
     The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. In the twelve months ended December 31, 2006, the closing sales price of our common stock ranged from $18.03 to $35.92. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. In the past, our stock has traded relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them.
     The market price of our common stock will likely fluctuate in response to a number of factors, including the following:
•	developments with or related to the transactions contemplated by the definitive agreement and plan of merger with MDS;

•	domestic and international economic, business and political conditions;

•	economic conditions within the pharmaceutical and biotechnology industries;

•	our failure to meet our performance estimates or the performance estimates of securities analysts;

•	changes in financial estimates of our revenues and operating results by us or securities analysts;

•	changes in buy/sell recommendations by securities analysts; and

•	the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof.
Provisions of our charter documents and Delaware law may inhibit a takeover, which could limit the price investors might be willing to pay in the future for our common stock.
     Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition or merger in which we are not the surviving company or which results in changes in our management. For example, our certificate of incorporation gives our Board of Directors the authority to issue shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, as the terms of the preferred stock that might be issued could potentially prohibit our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. The issuance of preferred stock could also have a dilutive effect on our stockholders. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination involving us. Further, in October 2001, our Board of Directors adopted a stockholder rights plan, commonly known as a “poison pill.” We amended the terms of our stockholder rights plan in January 2007 in order to prevent the definitive agreement and plan of merger with MDS, the tender offer and the merger contemplated by the definitive agreement, from triggering the distribution and/or exercise of the rights provided for under the stockholder rights plan. These provisions described above and our stockholder rights plan could limit the price that investors might be willing to pay in the future for our common stock.
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

Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     We lease two facilities in Sunnyvale, California, two in Union City, California, and one facility in Downingtown, Pennsylvania which include laboratory, manufacturing and administrative space. We also lease sales and service offices in the United Kingdom, Germany, Japan, South Korea, Australia, China and Brazil, and a manufacturing facility in China. We believe that our current facilities will be sufficient for our operations through at least 2007. These properties are described below:

Location (1)	Ownership	Facilities	Lease Expiration

1311 Orleans Drive Sunnyvale, CA 94089	Leased	Approximately 60,000 square feet of office and laboratory space	February 28, 2013

3280 Whipple Road Union City, CA 94587	Leased	Approximately 76,214 square feet of office, laboratory and manufacturing space	February 16, 2011

1312 Crossman Avenue Sunnyvale, CA 94089	Leased	Approximately 54,500 square feet of office, laboratory and manufacturing space	February 28, 2013

402 Boot Road Downingtown, PA 19335	Leased	Approximately 27,900 square feet of office, laboratory and manufacturing space	November 15, 2010

Nanhui, Shanghai, China	Leased	Approximately 19,000 square feet of manufacturing space	December 31, 2010

Wokingham, England	Leased	Approximately 14,048 square feet of office space	September 2, 2015

Tokyo, Japan	Leased	Approximately 4,300 square feet of office space	June 30, 2007

Osaka, Japan	Leased	Approximately 3,700 square feet of office space	March 31, 2007

Shanghai, China	Leased	Approximately 3,500 square feet of office space	April 9, 2007

Munich, Germany	Leaased	Approximately 3,500 square feet of office space	Month to month

Melbourne, Australia	Leased	Approximately 2,200 square feet of office space	May 31, 2007

Seoul, South Korea	Leased	Approximately 2,100 square feet of office space	November 14, 2008

Beijing, China	Leased	Approximately 2,000 square feet of office space	May 31, 2008

Sao Paulo, Brazil	Leased	Approximately 2,000 square feet of office space	February, 2008

(1)	In addition to the properties described above, we lease approximately 20,000 square feet of property in Union City, California, which we sublease to a third party. We do not use this property in our current operations and have not included it in the table above.
Item 3. Legal Proceedings.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
     Our common stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “MDCC.”
     The prices per share reflected on the table below represent the range of high and low closing sales prices of our common stock on NASDAQ, for the period indicated.

	2006		2005
	High	Low	High	Low

First Quarter	$33.30	$28.00	$21.32	$18.27
Second Quarter	35.92	27.79	22.01	18.16
Third Quarter	30.21	18.03	21.80	19.95
Fourth Quarter	22.82	18.15	28.93	19.45
Holders
     As of March 9, 2007, we had approximately 6,300 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name. On March 9, 2007, the last sale price reported on NASDAQ for our common stock was $35.37 per share.
Dividends
     Historically, we have not paid cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. Our Board of Directors will determine any future cash dividends.
Performance Graph

Item 6. Selected Consolidated Financial Data.
     The following table sets forth our selected historical financial information, certain portions of which are based on, and should be read in conjunction with, our audited consolidated financial statements that are filed as a part of this report.
Consolidated Statements of Operations Data (in thousands):

	Years ended December 31,
	2006	2005	2004	2003	2002

Revenues (1)	$186,412	$181,951	$149,095	$116,008	$102,570
Cost of revenues (1)	70,065	70,267	56,840	43,683	40,974

Gross profit	116,347	111,684	92,255	72,325	61,596
Operating expenses:
Research and development	23,362	25,281	22,038	18,679	18,002
Selling, general and administrative	71,826	59,885	52,469	43,457	35,435
Acquired in-process research and development (2)	4,272	—	5,000	—	—
Restructuring and other charges (2)	331	1,427	1,157	—	—

Total operating expenses	99,791	86,593	80,664	62,136	53,437

Income from operations (2)	16,556	25,091	11,591	10,189	8,159
Gain on sale of equity securities	2,235	—	18,288	—	—
Translation gain on liquidation of subsidiaries (2)	1,413	—	—	—	—
Interest expense	(85)	(85)	(187)	—	—
Interest and other income (expense), net	524	(530)	319	872	1,562

Income before income taxes	20,643	24,476	30,011	11,061	9,721
Income tax provision	9,816	8,580	12,778	3,319	2,916

Net income	$10,827	$15,896	$17,233	$7,742	$6,805

Basic net income per share	$0.65	$0.95	$1.08	$0.51	$0.44

Diluted net income per share	$0.64	$0.93	$1.04	$0.51	$0.44

Shares used in computing basic net income per share	16,676	16,783	16,028	15,067	15,348

Shares used in computing diluted net income per share	17,047	17,147	16,532	15,179	15,457

Consolidated Balance Sheets Data (in thousands):

	As of December 31,
	2006	2005	2004	2003	2002

Cash and cash equivalents	$22,824	$28,908	$30,175	$60,110	$53,783
Working capital	60,416	62,664	67,556	87,305	84,851
Total assets	266,778	257,416	255,229	166,913	162,901
Long-term liabilities	9,630	5,479	6,776	—	—
Retained earnings (accumulated deficit)	17,850	7,023	(8,873)	(26,106)	(33,848)
Total stockholders’ equity	217,986	213,073	210,620	145,538	142,804

(1)	Revenues include increases of $0.7 million, $0.6 million, $0.4 million and $0.4 million for the years ended 2005, 2004, 2003 and 2002, respectively, related to the reclassification of freight charges recovered from customers from Cost of Revenues to Revenues. Cost of Revenues has been increased accordingly, and there was no effect on gross profit, operating income or net income for any of the periods presented.

(2)	Our 2006 income from operations included a $4.3 million write-off for the acquisition of in-process research and development costs related to the acquisition of the LCM business from Arcturus, a $0.3 million restructuring charge related to the closure of our

Norway facility and a $1.4 million translation gain from the reversal of cumulative translation adjustments related to the liquidation of our Norway and Swiss subsidiaries. Our 2005 income from operations included a $1.4 million charge related to restructuring, associated with the termination of employees and the restructuring of an agreement. Our 2004 income from operations included a $5.0 million write-off for the acquisition of in-process research and development costs and a $1.2 million charge related to restructuring, associated with the acquisition of Axon.
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
     On January 28, 2007, we entered into a definitive agreement and plan of merger with MDS Inc. (“MDS”) and Monument Acquisition Corp. (“Monument”), a subsidiary of MDS, which contemplates the acquisition by MDS, through Monument, of all of our outstanding common stock in a two-step transaction comprised of a cash tender offer for all of our issued and outstanding shares of common stock, followed by a merger of Monument with and into us. Pursuant to the definitive agreement, and upon the terms and subject to the conditions thereof, Monument has commenced a tender offer to acquire all of the outstanding shares of our common stock at a price of $35.50 per share, net to the holder thereof in cash. Pursuant to the definitive agreement, as soon as practicable after the consummation of the tender offer and subject to the satisfaction or waiver of certain conditions set forth in the definitive agreement, Monument will merge with and into us and we will become an indirect wholly-owned subsidiary of MDS. Under the terms of the agreement, our stockholders will receive $35.50 per share in cash for each outstanding share of our common stock through a tender offer commenced by MDS and its indirect wholly-owned subsidiary. The obligation of Monument to accept for payment and pay for the shares tendered in the tender offer is subject to the satisfaction or waiver of a number of closing conditions set forth in the definitive agreement, including among others, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The closing of the merger contemplated by the definitive agreement is subject to customary closing conditions, and, depending on the number of shares held by MDS and Monument after Monument’s acceptance of the shares properly tendered in connection with the tender offer, approval of the merger contemplated by the definitive agreement by the holders of the outstanding shares of our common stock remaining after the completion of the tender offer may be required. See Item 1A — “Risk Factors – Risks Related to the Proposed Acquisition by MDS Inc.”
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
     We divide our revenues into two product families based primarily on the customers to which they are sold. The drug discovery product family includes systems that integrate detection, liquid handling and automation, have price points in excess of $200,000, and are primarily sold to large pharmaceutical and biotechnology companies. Product lines included in the drug discovery family are the FLIPR, Automated Electrophysiology, High-Throughput Imaging and Analyst product families. The life sciences research product family consists of SpectraMax, GenePix, MetaMorph, Laser Capture Microdissection, Cellular Neurosciences, Liquid Handling and Threshold product lines. These single-purpose instruments generally cost less than $60,000 and are sold throughout our entire customer base. We recognize revenue on the sale of these products, when collectibility is reasonably assured, at the time of shipment and transfer of title to customers and distributors. There are no significant customer acceptance requirements or post shipment obligations on our part.

     We are deriving an increasing portion of our revenues from overseas operations. Sales to customers outside of the United States accounted for 47% of total revenue in 2006, 44% in 2005, and 42% in 2004. We currently have sales and services offices in the United Kingdom, Germany, Japan, China, South Korea, Australia and Brazil. In addition, we employ sales and service personnel in Canada, France, the Benelux, Scandinavia and Spain. Additional international sales are conducted through distributors around the world. We anticipate that international sales will account for an increasing percentage of revenues in the future, and we expect to continue expanding our international operations in order to take advantage of increasing international market opportunities. Our international business exposes us to a number of risks that are described under Item 1A — “Risk Factors” above, including:
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
     On April 3, 2006, we acquired the LCM business from Arcturus. The total cost of the acquisition was $11.3 million, including cash paid of $10.3 million and transaction costs of $1.0 million. The acquisition was accounted for under the purchase method of accounting. The results of operations of the LCM business have been included in the accompanying consolidated financial statements from the date of acquisition. This strategic acquisition expanded our life sciences product portfolio to include complete systems and reagents for LCM. This acquisition did not cause us to create a new business segment.
     We allocated the preliminary purchase price based on the fair value of the assets acquired and liabilities assumed. A valuation of the purchased intangible assets was undertaken by a third party valuation specialist to assist us in determining the estimated fair value of each identifiable asset and in allocating the purchase price among acquired assets, including the portion of the purchase price attributed to acquired in-process research and development projects. The analysis resulted in $4.3 million of the purchase price being allocated to acquired in-process research and development, using a discount rate of 25%, and charged to earnings. The in-process research and development acquired from Arcturus consisted of product development initiatives. We estimated that the in-process projects related to these products were approximately 81% complete.
     The value assigned to acquired in-process research and development was determined by considering the importance of the project to the overall development plan, estimating the costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects when completed, and discounting the net cash flows to their present value. The revenue estimates used to value the acquired in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Arcturus and its competitors. The rates used to discount the net cash flows to their present value were based on Arcturus’ internal rate of return. The internal rate of return was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, and market growth rates and risks related to the impact of potential changes in future target markets.

     In March 2005, we completed the purchase of certain assets from Xsira relating to the Transfluor® technology, a cell-based fluorescent assay system for monitoring the function of G-protein coupled receptors. We acquired $11.2 million of intangible assets, including $11.0 million of developed technology and tradenames valued at $0.2 million. We also acquired $0.1 million of other current assets consisting of receivables assigned to us in the purchase.
     On July 1, 2004, we acquired all of the outstanding capital stock of Axon. This acquisition expanded our product portfolio with systems for cellular neurosciences and genomics and combined complementary product lines in High-Throughput Imaging and Automated Electrophysiology. This acquisition did not cause us to create a new business segment. The total cost of the acquisition was $139.3 million including cash and stock paid, options assumed, and direct transaction costs. As a result of the acquisition, we received $22.1 million in cash that had been on the balance sheet of Axon. The acquisition was accounted for under the purchase method of accounting. The results of operations of Axon have been included in the accompanying consolidated financial statements from the date of acquisition. We allocated the purchase price based on the estimated fair value of the assets acquired and liabilities assumed. A valuation of the purchased intangible assets was undertaken by a third party valuation specialist to assist us in determining the estimated fair value of each identifiable asset and in allocating the purchase price among acquired assets, including the portion of the purchase price attributed to acquired in-process research and development projects. The analysis resulted in $5.0 million of the purchase price being allocated to acquired in-process research and development and charged to earnings.
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

Goodwill and Other Intangible Assets
     Our business acquisitions have resulted in goodwill and other intangible assets, and the recorded value of those assets may become impaired in the future. As of December 31, 2006, our goodwill and other intangible assets, net of accumulated amortization, were $107.3 million and $41.8 million, respectively. The determination of the value of such assets requires management to make estimates and assumptions that affect our consolidated financial statements. Annually, and more frequently if an event or circumstance indicates that impairment has occurred, we assess impairment of goodwill and other intangible assets. We assess potential impairments to other intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our business, market condition and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.
Equity Investments
     We have invested in equity instruments of privately held companies for business and strategic purposes. As of December 31, 2006, we had an investment in one company with a carrying value of $1.2 million, which is included in intangible and other assets. This investment is accounted for under the cost method because our ownership is less than 20 percent of voting securities and we do not have the ability to exercise significant influence over operations. We regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the estimated fair values of our non-marketable investments. We monitor the preceding factors to identify events or circumstances that would cause us to test for other than temporary impairment and revise our assumptions for the estimated recovery of equity investments.
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
     At December 31, 2006, we had net deferred tax assets of $0.8 million. Realization of these assets is dependent on our ability to generate significant future taxable income. We believe that sufficient income will be earned in the future to realize these assets. We will evaluate the realizability of the deferred tax assets and assess the need for valuation allowances periodically.
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
Stock-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123R using the modified prospective transition method and therefore have not restated prior periods. Prior to January 1, 2006, we accounted for our employee stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended. Accordingly, no compensation expense was recognized for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant.
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

     In 2006, we recognized pre-tax stock-based compensation expense of $5.0 million. As of December 31, 2006, $7.5 million of total unrecognized stock-based compensation expense related to stock options was expected to be recognized over a weighted-average period of 1.70 years.
Results of Operations
     The following table summarizes our consolidated statements of operations as a percentage of revenues:

	Years Ended December 31,
	2006	2005	2004

Revenues	100.0%	100.0%	100.0%
Cost of revenues	37.6	38.6	38.1

Gross profit	62.4	61.4	61.9
Operating expenses:	—	—	—
Research and development	12.5	13.9	14.8
Selling, general and administrative	38.5	32.9	35.2
Acquired in-process research and development	2.3	—	3.4
Restructuring and other charges	0.2	0.8	0.8

Total operating expenses	53.5	47.6	54.1

Income from operations	8.9	13.8	7.8
Gain on sale of equity securities	1.2	—	12.3
Translation gain on liquidation of subsidiaries	0.8	—	—
Interest expense	—	—	(0.1)
Interest and other income (expense), net	0.3	(0.3)	0.2

Income before income taxes	11.1	13.5	20.1
Income tax provision	5.3	4.7	8.6

Net income	5.8%	8.7%	11.6%

Years Ended December 31, 2006 and 2005
Revenues
     Revenues in 2006 increased 2% to $186.4 million from $182.0 million in 2005. Drug discovery product family revenues in 2006 decreased by 7% compared to 2005, and represented 37% of total revenue. Life sciences research product family revenues in 2006 increased by 9% compared to 2005, and represented 63% of total revenue. The $4.4 million increase in revenues was primarily due to sales of products from our acquired LCM business, as well as growth in our SpectraMax and High-Throughput Imaging product lines, offset by decreases across several product lines in drug discovery.
Gross margin
     Gross margin increased to 62.4% in 2006 from 61.4% in 2005 primarily due to the addition of revenues from the LCM acquired products without significant additions to overhead.
Research and development expenses
     Research and development expenses in 2006 decreased by 8% to $23.4 million from $25.3 million in 2005. This decrease was primarily due to decreases of $2.3 million in salaries, benefits, and associated costs due to reduced headcount and a reduction of $0.5 million in consulting fees related to our Automated Electrophysiology product line, partially offset by FAS 123R stock-based compensation expense of $1.1 million.
Selling, general and administrative expenses
     Selling, general and administrative expenses in 2006 increased by 20% to $71.8 million from $59.9 million in 2005. The increase was primarily due to $6.3 million of additional salaries and associated costs of increased headcount associated with international expansion and the LCM business acquisition, $3.5 million of FAS 123R stock-based compensation expense, amortization of $0.7 million primarily for the intangible assets acquired from Arcturus, and $1.1 million for consulting costs related to FAS 123R implementation and other projects.

Acquired in-process research and development
     In 2006, a $4.3 million write-off of in-process research and development occurred in conjunction with the acquisition of the LCM business from Arcturus. There was no similar write-off in 2005.
Restructuring and other charges
     In 2006, we recorded a restructuring charge of $0.3 million related to the liquidation and closing of a foreign subsidiary, primarily due to employee severance. This restructuring will not have a material impact on future results of operations nor cash flows.
     In 2005, we implemented a restructuring plan which included the termination of employees and the restructuring of a development and license agreement with a supplier. Costs for this plan associated with employee severance totaled $0.6 million. Costs for the restructuring of the agreement totaled $0.8 million, including the return of our equity investment in the supplier valued at $0.5 million and the transfer of $0.3 million of inventory. The total of $1.4 million was recognized as expense in restructuring and other charges in the Consolidated Statements of Income.
Gain on sale of equity securities
     In the fourth quarter of 2004, we disposed of our investment in Serologicals Corporation (“Serologicals”) subsequent to its acquisition of Upstate Group, Inc. (“Upstate”). During 2006, we received additional cash consideration for our Upstate investment in the amount of $2.2 million from the escrow account established by Serologicals in connection with its acquisition of Upstate in 2004. There was no similar gain in 2005.
Translation gain on liquidation of subsidiaries
     We recorded a gain in 2006 of $1.4 million from the reversal of cumulative translation adjustments upon the liquidation of two foreign subsidiaries.
Interest expense
     Interest expense remained consistent in 2006 and 2005. Interest expense represents interest and fees on our revolving credit facility initially entered into to finance our acquisition of Axon.
Interest and other income (expense), net
     Interest and other income (expense), net increased in 2006 to $0.5 million from $(0.5) million in 2005. This increase was due to an increase in interest income due to higher interest rates earned on our cash and cash equivalent portfolio and lower foreign currency transaction losses on short-term intercompany receivables and payables.
Income tax provision
     We recorded income tax provisions of $9.8 million (an effective tax rate of 48%) and $8.6 million (an effective tax rate of 35%) for 2006 and 2005, respectively. The increase in our 2006 effective tax rate when compared to 2005 was primarily due to non-deductible stock based compensation expense, the recording of a deferred tax liability in connection with the liquidation and closing of a foreign subsidiary and an adjustment to deferred tax assets associated with non-deductible intangible assets. The effective tax rates for 2006 and 2005 were calculated on profit before tax.
Years Ended December 31, 2005 and 2004
Revenues
     Revenues in 2005 increased 22% to $182.0 million from $149.1 million in 2004. Drug discovery product family revenues in 2005 increased by 18% compared to 2004, and represented 40% of total revenue. Life sciences research product family revenues in 2005 increased by 25% compared to 2004, and represented 60% of total revenue. The $32.9 million increase in revenue was due to $22.2 million of sales of our acquired Axon product lines, including PatchXpress, ImageXpress, Cellular Neurosciences and GenePix, $7.7 million in growth in life sciences research products driven by our SpectraMax products including our SpectraMax M5, and increases in drug discovery of $3.0 million attributed to increases in the Automated Electrophysiology and FLIPR product families.

Gross margin
     Gross margin decreased to 61.4% in 2005 from 61.9% in 2004 due to a full year of revenue on lower margin products acquired from Axon in July 2004.
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
Restructuring and other charges
     In 2005, we implemented a restructuring plan which included the termination of employees and the restructuring of a development and license agreement with a supplier. Costs for this plan associated with employee severance totaled $0.6 million. Costs for the restructuring of the agreement totaled $0.8 million, including the return of our equity investment in the supplier valued at $0.5 million and the transfer of $0.3 million of inventory. The total of $1.4 million was recognized as expense in restructuring and other charges in the Consolidated Statements of Income.
     In connection with the acquisition of Axon in 2004, we implemented an integration plan which included the termination of Axon and Molecular Devices employees, the relocation or transfer of employees to other sites and the closure of duplicate facilities. Termination costs related to Molecular Devices employees totaled $1.2 million and was expensed as restructuring and other charges.
Gain on sale of equity securities
     As a result of the acquisition of Upstate by Serologicals in October 2004, we received cash and shares of common stock in Serologicals. Subsequently, we disposed of our entire equity interest in Serologicals. The net gain as a result of these transactions was $18.3 million, which was reported as gain on sale of equity securities in 2004. There was no similar gain in 2005.
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

Liquidity and Capital Resources
     As of December 31, 2006 we had $22.8 million in cash and cash equivalents compared to $28.9 million and $30.2 million as of December 31, 2005 and December 31, 2004, respectively.
     Net cash provided by operating activities was $21.7 million for the year ended December 31, 2006, compared to $24.6 million for the year ended December 31, 2005, and $23.1 million for the year ended December 31, 2004. The cash provided during 2006 was primarily the result of net income of $10.8 million plus net non-cash charges of $14.4 million, less net changes in operating assets and liabilities of $3.5 million. The non-cash charges included depreciation and amortization of $10.2 million, $3.5 million of FAS123R expense, net of tax benefits from stock-based compensation, a $4.3 million charge for the write-off of acquired in-process research and development, the gain on the sale of equity securities of $2.2 million, and a $1.4 million translation gain on the liquidation of subsidiaries.
     Net cash used in investing activities was $15.4 million for the year ended December 31, 2006, compared to $13.1 million for the year ended December 31, 2005 and $16.8 million for the year ended December 31, 2004. We received $2.2 million of additional cash consideration for our Upstate investment from the escrow account established by Serologicals in connection with its acquisition of Upstate in 2004. We used $11.3 million of cash in 2006 to purchase the LCM business from Arcturus. In 2006 we also used $5.1 million to purchase capital equipment and $1.3 million to purchase intangible assets. In March 2005, we completed the purchase of certain assets from Xsira relating to the Transfluor technology and used $10.1 million of cash to acquire these assets. In 2005, we also used $2.9 million to purchase capital equipment. In 2004, we used $48.5 million to acquire Axon, net of cash received and $4.8 million to purchase capital equipment. We also received $28.3 million from the sale of equity securities and $9.9 million from the sales and maturity of investments.
     Net cash used in financing activities was $12.3 million in 2006, compared to $12.6 million and $27.5 million in 2005 and 2004, respectively. In 2006, we used $27.0 million to purchase 0.9 million shares of our common stock, partially offset by $13.1 million of proceeds from the issuance of common stock for options exercised and $1.5 million of excess tax benefits related to stock-based compensation. In 2005, we used $19.9 million to purchase 1.0 million shares of our common stock, offset by $7.3 million of proceeds from the issuance of common stock for options exercised and employee stock purchases. The share repurchases occurred throughout 2006 and 2005, and accounted for approximately 5.6% and 5.8% of the shares of our common stock outstanding as of December 31, 2006 and 2005, respectively. Approximately 0.2 million shares remained available for repurchase at December 31, 2006 under the stock repurchase program initially approved by our Board of Directors in August 2001.
     On July 1, 2004, we acquired all of the outstanding capital stock of Axon. In connection with the acquisition of Axon, we entered into a senior unsecured credit facility with Union Bank of California, N.A., which provides us with a revolving credit facility in the amount of up to $30.0 million. Borrowings under our revolving credit facility are guaranteed by our domestic subsidiaries. All loans outstanding under the senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus 0.50% or the London InterBank Offered Rate (LIBOR) plus 1.25%. The revolving credit facility may be drawn, paid and reborrowed at our option, and matures on July 1, 2007. We initially used $15.0 million of this credit facility to partially finance the cash portion of the merger consideration paid to Axon shareholders and certain optionholders. The $15.0 million drawdown was repaid and the revolving credit facility had no outstanding balance as of December 31, 2006 or 2005.
     We believe that our existing cash and anticipated cash flow from our operations will be sufficient to support our current operating plan for the foreseeable future. Our ability to generate our anticipated cash flow from operations is subject to the risks and uncertainties discussed above under Item 1A — “Risk Factors” including, in particular, variations in the amount of time it takes for us to sell our products and collect accounts receivable, the timing of customer orders and our dependence on orders that are shipped in the same quarter which gives us limited visibility of future product shipments, competition, risks associated with the pharmaceutical and biotechnology industries, supplier or manufacturing problems or delays, risks associated with past and potential future acquisitions, and risks associated with our need to develop new and enhanced products and market acceptance of such products.

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
     Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible given these two constraints. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. We believe that our existing cash and cash equivalents and anticipated cash flow from our operations will be sufficient to support our current operating plan for the foreseeable future.
Contractual Obligations
     Our facilities are leased under noncancelable operating leases. In addition, we have contractual commitments for the purchase of products, components and services ending in 2007. As of December 31, 2006, the following is a summary of our contractual obligations (in millions):

	Payments Due by Period
					2012 and
	Total	2007	2008 to 2009	2010 to 2011	thereafter

Operating leases	$31.2	$6.3	$11.2	$9.2	$4.5
Unconditional purchase obligations	14.1	14.1	—	—	—

Total contractual cash obligations	$45.3	$20.4	$11.2	$9.2	$4.5

Recent Accounting Pronouncements
     For a description of recent accounting pronouncements, see Note 1 (under the heading “Recent Accounting Pronouncements”) of the Notes to Consolidated Financial Statements included in this report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to market risk, including changes in interest rates and foreign currency exchange rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. A discussion of our accounting policies for financial instruments and further disclosures relating to financial investments is included in Note 1 of the Notes to Consolidated Financial Statements included in this report.

Foreign Currency Exchange
     We are exposed to changes in foreign currency exchange rates primarily in the United Kingdom, Germany, France, the Benelux, Scandinavia, Canada, Switzerland, Japan, Australia and South Korea, where we sell many of our products directly in local currencies. All other foreign sales are denominated in U.S. dollars and bear no exchange rate risk. However, a strengthening of the U.S. dollar could make our products less competitive in overseas markets. A sensitivity analysis assuming a hypothetical 10% movement in exchange rates applied to our projected foreign sales for the fiscal year 2007, indicated that such movement would not have a material effect on our business, operating results or financial condition. However, owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict with certainty the effect of exchange rate fluctuations on our future operating results. We do not currently engage in foreign currency hedging transactions, but may do so in the future.
Interest and Investment Income
     Our interest and investment income is subject to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. We invest our excess cash primarily in demand deposits with U.S. banks and money market accounts. We have not experienced any significant losses on the investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at December 31, 2006 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending upon actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense
     In connection with the acquisition of Axon in 2004, we entered into a senior unsecured credit facility with Union Bank of California, N.A., which provides us with a revolving credit facility in the amount of up to $30.0 million. Borrowings under our revolving credit facility are guaranteed by our domestic subsidiaries. All loans outstanding under the senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus 0.50% or the London InterBank Offered Rate plus 1.25%. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our debt balance at December 31, 2006 indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no balance outstanding at year end. Actual gains or losses in the future may differ materially from this analysis, depending on the level of our outstanding debt and changes in the timing and amount of interest rate movements.
Item 8. Financial Statements and Supplementary Data.
     Our consolidated financial statements and financial statement schedule as listed below are attached to this Annual report on Form 10-K as pages 63 through 88.
Financial Statements:
•	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2006 and 2005;

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2006;

•	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2006;

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006; and

•	Notes to Consolidated Financial Statements.
Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts
     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a -15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.
Attestation Report of the Registered Public Accounting Firm
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Molecular Devices Corporation
We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”, that Molecular Devices Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Molecular Devices Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Molecular Devices Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Molecular Devices Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheets of Molecular Devices Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Palo Alto, California
March 15, 2007
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Identification of Directors and Executive Officers
     Our executive officers and directors and their respective ages and positions as of January 31, 2007 are as follows:

Name	Age	Position Held with Molecular Devices
Joseph D. Keegan, Ph.D.	53	President and Chief Executive Officer; Director
Moshe H. Alafi	77	Director
David L. Anderson	63	Director
A. Blaine Bowman	60	Director
Alan Finkel, Ph.D.	54	Director
André F. Marion	71	Director
Harden M. McConnell, Ph.D.	79	Director
J. Allan Waitz, Ph.D.	71	Director
Timothy A. Harkness	40	Chief Financial Officer and Senior Vice President Finance and Operations
Steven Davenport	41	Vice President European Operations
Jan Hughes	46	Vice President Worldwide Marketing
Gillian M.K. Humphries, Ph.D.	68	Vice President Strategic Affairs
Robert J. Murray	58	Vice President Worldwide Operations
Thomas J. O’Lenic	43	Vice President North American Sales and Service
Patricia C. Sharp	63	Vice President Human Resources
J. Richard Sportsman, Ph.D.	54	Vice President Assay and Reagent Research and Development
Robert H. Wicke	37	Vice President Product Development
     Joseph D. Keegan, Ph.D., has been a member of our Board of Directors since 1998. Dr. Keegan was appointed as our President and Chief Executive Officer effective March 30, 1998. From 1992 to 1998, Dr. Keegan served in various positions at Becton Dickinson and Company, a research and diagnostic company, including the positions of Vice President, Sales and Service, Vice President, General Manager of the Immunocytometry Systems Division and, most recently, President of the Worldwide Tissue Culture Business. From 1987 to 1992, he was employed by LEICA, Inc., a microscope manufacturer, where he held various senior management positions. Dr. Keegan holds a Ph.D. in Chemistry from Stanford University.
     Moshe H. Alafi has been a member of our Board of Directors since 1985. Mr. Alafi has been the General Partner of Alafi Capital Company, which specializes in forming new companies in the medical, pharmaceutical and biological fields, since January 1984.
     David L. Anderson has been a member of our Board of Directors since 1983. Mr. Anderson has been a Managing Director of the General Partner of Sutter Hill Ventures, a California Limited Partnership, a venture capital company, since 1974. Mr. Anderson is also a director of Dionex Corporation, a leading supplier of analytical instrumentation.
     A. Blaine Bowman has been a member of our Board of Directors since 1985. Mr. Bowman is also a director of Dionex Corporation and Illumina, Inc. Previously, Mr. Bowman was chairman of the board of directors of Dionex Corporation from 2002 to 2005, and President, Chief Executive Officer and a director of Dionex Corporation from 1980 to 2002.
     Alan Finkel, Ph.D., has been a member of our Board of Directors since November 2005. From July 2004 to December 2005, Dr. Finkel served initially as our Vice President and Chief Technical Officer and most recently as our Senior Vice President and Chief Technology Officer. Dr. Finkel was the founder of Axon Instruments, Inc. and served as its Chief Executive Officer from 1983 until the acquisition of Axon Instruments by us in July 2004. From 2000 to 2003, Dr. Finkel was Adjunct Professor in the School of Biomedical Sciences at the University of Queensland and a Member of the John Curtin School of Medical Research Strategic Advisory Committee. From 1984 to 1987, Dr. Finkel was a Consulting Assistant Professor of Surgery, Stanford University. In 1981 and 1982, Dr. Finkel was a Research Fellow at the John Curtin School of Medical Research at the Australian National University in Canberra. Dr. Finkel received his doctorate in Electrical Engineering at Monash University, Australia, in 1981.
     André F. Marion has been a member of our Board of Directors since September 1995. Mr. Marion was a founder of Applied Biosystems, Inc., a supplier of instruments for biotechnology research, and served as its Chief Operating Officer from 1983 to 1986, its President from 1985 to 1993, its Chief Executive Officer from 1986 to 1993 and its Chairman of the board from 1987 to February 1993, when it merged with the Perkin-Elmer Corporation, a manufacturer of analytical instruments. Mr. Marion served as Vice President of Perkin-Elmer Corporation and President of its Applied Biosystems Division until his retirement in February 1995. Mr. Marion is presently a management consultant, and also serves as a director of several privately held corporations.

     Harden M. McConnell, Ph.D., is our founder and has been a member of our Board of Directors since our inception in July 1983. He is the Robert Eckles Swain Professor of Physical Chemistry, Emeritus at Stanford University and is a member of the National Academy of Sciences. Dr. McConnell has received many awards in recognition of his scientific work. Most recently these include the 1987 Pauling Medal for Chemistry and, in 1988, the National Academy of Sciences Award in Chemical Sciences. Dr. McConnell has also received the Wolf Prize (1984), the Wheland Medal (1988), the National Medal of Science (1989), the Peter Debeye Award in Physical Chemistry (1990), the Bruker Prize of the Royal Society of Chemistry (1995) and the Welch Award (2002). Dr. McConnell holds a Ph.D. degree from the California Institute of Technology.
     J. Allan Waitz, Ph.D., has been a member of our Board of Directors since 1990. Dr. Waitz was President and Chief Executive Officer of DNAX Research Institute of Molecular and Cellular Biology, Inc., a subsidiary of Schering-Plough Corporation, a pharmaceutical company, until his retirement in 1992. From 1991 through December 1996, Dr. Waitz served as chairperson of the Area Committee on Microbiology of the National Committee for Clinical Laboratory Standards.
     Timothy A. Harkness has served as our Chief Financial Officer since July 1998, served as our Senior Vice President and Chief Financial Officer from August 2004 to July 2005 and was appointed as our Chief Financial Officer and Senior Vice President Finance and Operations effective August 1, 2005. From 1997 to 1998, Mr. Harkness was Vice President of Business Development at Vivra Specialty Partners, a physician practice management company. Previously, Mr. Harkness was with Montgomery Securities in the Health Care Investment Banking Group from 1994 to 1997 and with Arthur Andersen & Co. from 1989 to 1992. Mr. Harkness holds an M.B.A. from Stanford University Graduate School of Business, a B.B.A. from the University of Wisconsin-Madison, and is a C.P.A.
     Steven Davenport has served as our Vice President European Operations since February 2005. Mr. Davenport joined us in March 2002 and served as our General Manager European Operations. From 1989 to 2002, Mr. Davenport was employed by Amersham plc and Amersham Biosciences (now a part of GE Healthcare) in a variety of roles involving sales of technologies for genomics, proteomics and high throughput screening to pharmaceutical companies throughout Europe. From August 2001 to March 2002, Mr. Davenport held the post of European Business Director Technology Programs with Amersham Biosciences. Mr. Davenport holds a first class honors degree in Applied Chemistry from the University of Wales Institute of Science and Technology, Cardiff, U.K.
     Jan Hughes has served as our Vice President Worldwide Marketing since February 2005. Mr. Hughes joined us in September 2003 as Director of Product Development, IonWorks and was subsequently promoted to Vice President of Product Development, IonWorks in March 2004. In 1994, Mr. Hughes co-founded Argonaut Technologies, Inc., a bioanalytical instrument company, where he served in various capacities until September 2003, including most recently as Senior Vice President and Chief Technology Officer. Prior to co-founding Argonaut, Mr. Hughes was employed by Applied Biosystems, a bioanalytical instrument company, for approximately ten years where he led instrument product development efforts in protein sequencing, amino acid analysis and both DNA and protein synthesis. Mr. Hughes holds a B.S. in Mechanical Engineering from Cal Poly, San Luis Obispo.
     Gillian M.K. Humphries, Ph.D., has served as our Vice President Strategic Affairs since March 1990. Dr. Humphries served as our consultant since our inception in 1983. In 1984, Dr. Humphries joined us on a full time basis as a research scientist and, from 1985 to 1990, she served as Director of MAXline and Cytosensor Development. Dr. Humphries holds a Ph.D. in Biochemistry from Stanford University and an M.S. in Biochemistry from San Jose State University.
     Robert J. Murray has served as our Vice President Worldwide Operations since July 1995 and our Director of Operations from October 1993 to July 1995. Prior to joining us, Mr. Murray held general management and executive positions at a variety of companies, including Electromer Corporation, Comptronix Corp. and Gould/Biomation, Inc. Mr. Murray holds an M.B.A. from the University of California at Berkeley, an M.S. in Electrical Engineering from San Jose State University, and a B.S. in Science from the University of California at Davis.
     Thomas J. O’Lenic has served as our Vice President North American Sales and Service since January 2002. From 1995 to 2002, Mr. O’Lenic served in various Sales Management positions with us, most recently as our Director of North American Sales, Life Sciences Division. From 1994 to 1995, Mr. O’Lenic was with PerSeptive Biosystems, a bioanalytical instrument company. From 1990 to 1994, Mr. O’Lenic worked for Millipore Corporation, a multinational bioscience company, and from 1989 to 1990, he worked for Bios Corporation, a life science products company. Mr. O’Lenic holds a B.S. in Biology from the University of South Florida.
     Patricia C. Sharp has served as our Vice President Human Resources since September 2000. From 1997 to 2000, Ms. Sharp served as Human Resources consultant at Sharp Associates Consulting specializing in Human Resources management, leadership and organizational development. Previously, Ms. Sharp worked at Apple Computer, Inc. as Senior Vice President, Human Resources. Ms. Sharp has a B.A. in Behavioral Sciences from San Jose State University.

     J. Richard Sportsman, Ph.D., has served as our Vice President Assay and Reagent Research and Development since August 2002. From 2000 to 2002, Dr. Sportsman served as our Director of Biochemistry. From 1998 to 2000, Dr. Sportsman served as Senior Director, Assay Systems, at LJL BioSystems. From 1993 to 1998, Dr. Sportsman served as a Staff Scientist and Director of Molecular Recognition at Telik, Inc. (formerly Terrapin Technologies, Inc.).
     Robert H. Wicke has served as our Vice President Product Development since June 2006. Mr. Wicke joined us in July 2004 as our Vice President Software Engineering. From 1994 to July 2004, Mr. Wicke was Vice President of Software Engineering at Axon Instruments, where he was responsible for the design, implementation and vision of software development, creating pClamp for electrophysiology, Genepix Pro for microarray detection and AcuityXpress for high-end bioinformatics analysis. In 1995, Mr. Wicke co-founded Anywhere Fast, a start-up company that specialized in imaging and language software. Mr. Wicke holds an M.S. in Computer Science from the University of Oregon and a B.S. in Mathematics and Computer Science from Drew University.
Audit Committee
     Our Audit Committee is currently composed of Mr. Bowman, Dr. Waitz and Mr. Marion. Mr. Bowman serves as the chair of our Audit Committee. Our Board of Directors annually reviews the NASDAQ listing standards definition of independence for our Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards). Our Board of Directors has also determined that each of Messrs. Bowman and Marion qualify as an “audit committee financial expert,” as defined in the SEC rules.
Schedule 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
     To our knowledge, based solely on a review of the copies of such reports and written representations that no other reports were required, during the fiscal year ended December 31, 2006, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with, except that Jan Hughes, Vice President Worldwide Marketing, filed a late report on Form 4, covering two transactions. In addition, Robert Wicke, Vice President Product Development, timely filed a Form 3, but the Form 3 was not filed using the correct Central Index Key code. This error was corrected by amending the previous Form 3 report.
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
Item 11. Executive Compensation.
Compensation Discussion and Analysis
Overview
     The goals of our executive compensation program are to align compensation with business objectives and performance, to enable us to attract, retain and reward executive officers and other key employees who contribute to our long-term success, and to establish an appropriate relationship between executive compensation and the creation of stockholder value. Specifically, we have created a compensation program that combines short and long-term components, cash and equity, and fixed and contingent payments, in the proportions that we believe are most appropriate to incentivize and reward our executive officers and other key employees for achieving these goals. Our executive compensation program not only aims to be competitive in its industry, but also aims to be fair relative to compensation paid to other professionals within our organization, relative to short and long-term performance and relative to the value we deliver to our stockholders.

     As discussed in further detail below, our executive compensation program for 2006 consisted of, and was intended to strike a balance among, the following three principal components:
•	Base Salary. Salary for each of our executive officers was based principally on an assessment of the executive officer’s current salary against individual performance and peer company pay levels.

•	Bonus. Annual cash bonuses are awarded to our executive officers based on the achievement of individual and company-wide performance objectives.

•	Long-Term Incentive Compensation. Long-term incentive awards, comprised of stock option grants, are designed to ensure that incentive compensation is linked to our long-term performance and to align our executive officers’ performance objectives with the interests of our stockholders.
     Our Compensation Committee has not established any formal policies or guidelines for allocating compensation between current and long-term incentive compensation, or between cash and non-cash compensation. However, commensurate with our philosophy of establishing a link between compensation and corporate performance, our Compensation Committee believes that a greater component of overall cash compensation for executive officers relative to other employees should be performance-based.
Role of the Compensation Committee in Setting Executive Compensation
     Our Compensation Committee is responsible for recommending to our Board of Directors for approval the compensation packages offered to our executive officers. For executive compensation decisions, including decisions relating to the grant of stock options to executive officers, our Compensation Committee typically considers the recommendations of Dr. Keegan, our President and Chief Executive Officer, and he often participates in the Compensation Committee’s deliberations about executive compensation matters. However, Dr. Keegan does not participate in the determination of his own compensation or the compensation of directors, nor does he participate in deliberations with respect thereto. In determining his recommendations, Dr. Keegan solicits the input of, and receives documentary support from, Patricia Sharp, our Vice President Human Resources. The Compensation Committee also receives documentary support from Ms. Sharp. In addition, Timothy Harkness, our Chief Financial Officer, recommends to Dr. Keegan individual performance objectives for and compensation of Robert Murray, our Vice President Worldwide Operations. Other than Dr. Keegan, Ms. Sharp and Mr. Harkness, no other executive officers participate in the determination or recommendation of the amount or form of executive officer compensation. The Compensation Committee does not delegate any of its functions to others in determining executive and/or director compensation and we do not currently engage any consultants with respect to executive and/or director compensation matters.
Benchmarking of Cash and Long-Term Incentive Compensation
     Our Compensation Committee believes that it is important when making its compensation decisions to be informed as to the current practices of comparable, publicly-held companies. To this end, our Compensation Committee reviewed a peer group compensation data report compiled by Equilar, Inc., a provider of compensation benchmarking solutions, in determining its 2006 compensation recommendations for our executive officers. The benchmarking report provided by Equilar reviewed base salary, bonus and equity compensation data, as well as certain financial data, from 16 comparable, publicly-held companies which included Actel Corporation, Atheros Communications, Inc., Bruker BioSciences Corporation, Caliper Life Sciences, Inc., Cepheid, Dionex Corporation, Harvard Bioscience, Inc., Illumina, Inc., IXYS Corporation, Micrel, Incorporated, Orchid Cellmark Inc., PMC-Sierra, Inc., Serologicals Corporation, Silicon Image, Inc., Stratagene Corporation and Techne Corporation. These companies were chosen for inclusion in the report by our Compensation Committee based on locale and certain business characteristics similar to our company, including revenues, net income, total assets and market capitalization. In addition to benchmarking data, our Compensation Committee has historically taken into account input from other sources, including input from other independent members of our Board of Directors and publicly-available data relating to the compensation practices and policies of other companies within and outside of the life sciences industry. The Compensation Committee realizes that benchmarking our executive compensation program against compensation earned at comparable companies may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to our company; however, our Compensation Committee generally believes that gathering this information is an important part of its decision-making process with respect to our executive compensation program.
Executive Compensation Program
     Our executive compensation program consists of three principal components: base salary, annual cash bonuses and long-term incentive compensation. We also provide our executive officers with certain severance and change in control benefits. Finally, we offer to our executive officers participation (with all other eligible employees) in our 401(k) Plan and certain other benefits available generally to our employees, as well as certain perquisites.

     Base Salary. In setting or adjusting base salaries for 2006, our Compensation Committee assessed each executive officer’s current salary against a number of factors, including corporate and individual performance during 2005, his or her tenure, his or her pay level compared to our other executive officers, base salary benchmarking against comparable companies, as well as general economic factors such as increases in the cost of living. As noted above, our Compensation Committee also considers the recommendations of Dr. Keegan in setting or adjusting base salaries for our other executive officers. Our Compensation Committee neither based its considerations on any single factor nor did it specifically assign relative weights to factors but rather considered a mix of factors and evaluated individual salaries against that mix. In January 2007, our Board of Directors, upon recommendation of our Compensation Committee, set base salaries for our executive officers for 2007 based on substantially similar criteria. Merit increases, if any, normally take effect on March 1 of each year.
     Bonus. We maintain an annual cash bonus award program to reward executive officers and other employees for attaining company-wide and individual performance objectives. Commensurate with our philosophy of establishing a link between compensation and corporate performance, bonuses represent a greater component of overall cash compensation for executive officers than for other employees. For 2006, bonus awards for executive officers depended on the achievement of various weighted performance objectives as follows:
•	a revenue growth target, which was weighted at 25%;

•	an operating margin target, which was weighted at 25%;

•	the performance objectives specified in our 2006 Balanced Scorecard (described below) which collectively were weighted at 30%; and

•	personal performance objectives for each executive officer individually, which were weighted at 20%.
     Our 2006 Balanced Scorecard sets forth a number of objectives established by our Board of Directors based on recommendations of management that applied generally to our employees in determining their bonuses. These company performance objectives were divided into four primary categories—financial objectives, customer objectives, internal business objectives and learning and growth objectives. The financial objectives related to revenue and EPS growth targets, including consumable revenue growth and revenue per employee growth, gross and operating margin targets, and certain working capital targets. Customer objectives related to maintaining new product leadership by attaining product shipment goals, maintaining competitive customer satisfaction levels, fostering the growth of customer user meetings, establishing a global sales presence and enhancing our overall customer experience. Internal business objectives included manufacturing cost improvement, new product solution development and product quality and process improvement. Finally, learning and growth objectives included employee development and retention and employee safety objectives. Individual performance objectives were set forth in each executive officer’s individual Balanced Scorecard (other than Dr. Keegan), which was determined in consultation with Dr. Keegan. Each executive officer’s individual Balanced Scorecard contained individual performance objectives relevant to his or her principal business unit. Dr. Keegan’s individual performance objectives were based on the objectives set forth in our 2006 Balanced Scorecard, and the individual performance component of the bonus awarded to Dr. Keegan for 2006 was based on our Compensation Committee’s subjective assessment of Dr. Keegan’s role in helping to achieve the company-wide performance objectives set forth in the 2006 Balanced Scorecard as well as overall corporate goals.
     For fiscal 2006, each executive officer was assigned a target bonus ranging from 40% to 100% of his or her base salary which would be earned by the officer upon achievement of his or her respective performance target at the 100% level. Performance below 100% of target could result in a reduced bonus or no bonus. Performance above target, on the other hand, could result in bonuses above the target bonus level. The target bonuses for each of the named executive officers in 2006 are set forth below in the table captioned “2006 Grants of Plan-Based Awards Table.” Target bonuses for Dr. Keegan and Mr. Harkness were established pursuant to employment agreements entered into with us in July 2004 and December 2004, respectively. Our Board of Directors also retains the discretion to increase or decrease bonuses based on individual or company-wide circumstances not addressed or contemplated at the time when the individual and company-wide performance objectives were established. For instance, in 2007, our Compensation Committee recommended, and our Board of Directors approved, increases above the amounts our executive officers would have otherwise been awarded under the annual cash bonus program for 2006 performance to acknowledge the contribution level and effort of each of the executive officers during 2006, particularly in connection with the strategic review process that ultimately culminated in the Merger Agreement with MDS.
     Our Compensation Committee has not considered whether it would adjust or attempt to recover bonus awards paid to our executive officers if the relevant performance objectives upon which such bonus awards were based were to be restated or otherwise adjusted in a manner that would have the effect of reducing the amounts payable or paid. However, in accordance with Section 304 of the Sarbanes-Oxley Act of 2002, if we are required to restate our financial statements due to our material noncompliance with any financial reporting requirement under the federal securities laws, as a result of misconduct, Mr. Harkness, our Chief Financial Officer, and Dr. Keegan may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation he or they receive from us during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying such financial reporting requirement, as well as any profits they realize from the sale of our securities during this 12-month period.
     We have not historically paid any automatic or guaranteed bonuses to our executive officers. However, we have from time to time paid signing or promotion bonuses in connection with the initial hiring or appointment of an executive officer, or a change in a person’s position or responsibilities with us. We did not pay any such signing or promotion bonuses to any of our executive officers in 2006.
     Long-Term Incentive Compensation. We believe that providing a significant portion of our executives’ total compensation package in stock options aligns the incentives of our executive officers with the interests of our stockholders and with our long-term success. At present, our long-term compensation program consists solely of the grant of stock options carrying service-based vesting conditions. We grant stock options to our executive officers through the Molecular Devices Corporation 2005 Equity Incentive Plan (the “2005 Equity Plan”). The 2005 Equity Plan was established to provide our employees with an opportunity to participate, along with our other stockholders, in our long-term performance. Under the 2005 Equity Plan, initial grants of stock options are generally made to eligible employees in connection with their commencement of employment, with additional grants being made to certain employees periodically or following a significant change in the job responsibilities, scope or title of such employment. Stock options granted under the 2005 Equity Plan are subject to service-based vesting conditions, generally over a four or five-year period from the date of grant, and expire ten years from the date of grant. The exercise price of stock options granted under the 2005 Equity Plan is equal to the market price on the date of grant.
     The guidelines for the number of stock options for each participant under the 2005 Equity Plan are generally determined by applying several factors to the salary and performance level of each participant and then related to the approximate market price of the stock at the time of grant. In recommending stock option grants for the executive officers to our Board of Directors, our Compensation Committee considers individual performance, overall contribution to our company, internal pay equity, officer retention, the number of unvested stock options held by the officer and the total number of stock options to be awarded. As noted above, our Compensation Committee also considers the recommendations of Dr. Keegan in determining stock option grant recommendations for our other executive officers.
     We do not have any programs, plans or practices with respect to the timing of stock option grants in coordination with the release of material nonpublic information and our Board of Directors generally grants all stock options at regularly-scheduled meetings of the Board. Likewise, we do not time the release of material nonpublic information for the purpose of affecting the value of equity or other compensation granted to our executive officers. With respect to annual incentive stock option grants for our executive officers, our Board of Directors generally grants stock options to our executive officers at the first regularly-scheduled Board meeting of each fiscal year.
     Severance and Change in Control Benefits. We have adopted a Change in Control Severance Benefit Plan and have entered into employment agreements with our executive officers, including Dr. Keegan and Mr. Harkness, providing for severance and change in control benefits, the terms of which are described in more detail below in the sections below entitled “Employment Agreements and Arrangements” and “Potential Payments Upon Termination or Change in Control.” We believe that these severance and change in control benefits are an important element of our executive compensation and retention program, with particular importance in the context of a change in control. Change in control benefits, including stock option vesting acceleration, are structured on a “double-trigger” basis, meaning that the executive officer must experience a constructive termination or a termination without cause in connection with the change in control in order for the change in control benefits to become due. It is our Board of Directors’ belief that providing change in control benefits should eliminate, or at least reduce, the reluctance of our executive officers to diligently consider and pursue potential change in control transactions that may be in the best interests of our stockholders.
     Other Benefits. We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly-qualified personnel. Our executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, short-term disability insurance and our 401(k) plan, in each case generally on the same basis as other employees. We do not generally offer pension or other retirement benefits unless required by the laws of the foreign jurisdictions in which we operate and have employees.
     Perquisites. Our Compensation Committee annually reviews the perquisites that our executive officers receive. The primary perquisite for the executive officers during 2006 was the reimbursement of supplemental health plan expenses. In addition, Dr. Keegan and Mr. Harkness were provided with a car allowance during 2006, and we also reimbursed certain health club membership dues paid by Dr. Keegan, all pursuant to negotiated employment agreements with Dr. Keegan and Mr. Harkness as described under “Employment Agreements and Arrangements.”

Compensation Actions for Our Executive Officers for 2006
     Our compensation actions for Dr. Keegan and the other named executive officers are summarized as follows:
Joseph D. Keegan, Ph.D. — President and Chief Executive Officer
     Our Compensation Committee used the approach described above in recommending to our Board of Directors for determination Dr. Keegan’s base salary, annual bonus and long-term incentive compensation for fiscal 2006. In addition, our Compensation Committee considered the status of Dr. Keegan as our most senior officer, reviewed reported cash and incentive compensation for chief executive officers of certain peer companies within and outside of the life sciences industry as described above, and evaluated the role he plays in helping to achieve the company-wide performance objectives set forth in our 2006 Balanced Scorecard as well as overall corporate goals.
     For fiscal 2006, Dr. Keegan’s base salary was set at $445,000, or a 6% increase from his prior year’s base salary of $420,000. Dr. Keegan’s base salary for fiscal 2007 was set at $467,250, or a 5% increase from his 2006 base salary. Dr. Keegan was also awarded a cash bonus under our annual cash bonus award program. With respect to this cash bonus award, our Compensation Committee determined that the company-wide performance objectives under the annual cash bonus award program had not been met at the 100% level. In particular, the revenue growth target had not been met, the operating margin target had been met at the 50% level, and the 2006 Balanced Scorecard objectives had been met at the 80% level. Our Compensation Committee determined that Dr. Keegan had performed at a level above target with respect to his individual performance objectives, which, together with the results of the company-wide performance objectives, would result in a bonus award of $293,154, or approximately 67% of his target bonus. Nevertheless, in recognition of his efforts and contributions not addressed by these performance objectives, particularly in connection with the strategic review process that ultimately culminated in the Merger Agreement with MDS, our Board of Directors, upon recommendation of our Compensation Committee, determined to increase Dr. Keegan’s bonus award for 2006 by $175,000, for a total bonus award of $468,154. Our Compensation Committee also reviewed perquisites and other compensation paid to Dr. Keegan for 2006, which included $9,467 in supplemental health plan expenses reimbursed by us, $2,249 in health club membership dues reimbursed by us and $12,000 for the use of an automobile, and found these amounts to be reasonable. Although Dr. Keegan, along with the other named executive officers, would have ordinarily been eligible to receive an incentive stock option award for 2006 performance, our Board of Directors did not award any stock options to executive officers for 2006 performance given the restrictions on the grant of such stock option awards under the Merger Agreement with MDS. However, each of the named executive officers, including Dr. Keegan, was granted incentive stock option awards in 2006 for 2005 performance. These stock option awards are set forth in the table captioned “2006 Grants of Plan-Based Awards Table” below.
Timothy A. Harkness — Chief Financial Officer and Senior Vice President Finance and Operations
     For fiscal 2006, Mr. Harkness’ base salary was set at $333,506, or a 5% increase from his prior year’s base salary of $317,625. Mr. Harkness’ base salary for fiscal 2007 was set at $350,181, or a 5% increase from his 2006 base salary. Mr. Harkness was also awarded a cash bonus pursuant to our annual cash bonus program. Our Compensation Committee determined that Mr. Harkness had performed at a level above target with respect to his individual performance objectives, which, together with the results of the company-wide performance objectives, would result in a bonus award of $132,012, or approximately 67% of his target bonus. Nevertheless, in recognition of his efforts and contributions not addressed by these performance objectives, particularly in connection with the strategic review process that ultimately culminated in the Merger Agreement with MDS, our Board of Directors, upon recommendation of our Compensation Committee, determined to increase Mr. Harkness’ bonus award for 2006 by $150,000, for a total bonus award of $282,012. Our Compensation Committee also reviewed perquisites and other compensation paid to Mr. Harkness for 2006, which included $10,466 in supplemental health plan expenses reimbursed by us and $9,000 for the use of an automobile, and found these amounts to be reasonable.
Thomas J. O’Lenic — Vice President North American Sales and Service
     For fiscal 2006, Mr. O’Lenic’s base salary was set at $222,685, or a 6% increase from his prior year’s base salary of $210,080. Mr. O’Lenic’s base salary for fiscal 2007 was set at $233,819, or a 5% increase from his 2006 base salary. Mr. O’Lenic was also awarded a cash bonus pursuant to our annual cash bonus program. Our Compensation Committee determined that Mr. O’Lenic had performed at a level above target with respect to his individual performance objectives, which, together with the results of the company-wide performance objectives, would result in a bonus award of $54,264, or approximately 62% of his target bonus. Nevertheless, in recognition of his efforts and contributions not addressed by these performance objectives, particularly in connection with the strategic review process that ultimately culminated in the Merger Agreement with MDS, our Board of Directors, upon recommendation of our Compensation Committee, determined to increase Mr. O’Lenic’s bonus award for 2006 by $75,000, for a total bonus award of $129,264. Our Compensation Committee also reviewed perquisites and other compensation paid to Mr. O’Lenic for 2006, which included $4,120 in supplemental health plan expenses reimbursed by us, and found these amounts to be reasonable.

Patricia C. Sharp — Vice President Human Resources
     For fiscal 2006, Ms. Sharp’s base salary was set at $224,926, or a 4% increase from her prior year’s base salary of $210,080. Ms. Sharp’s base salary for fiscal 2007 was set at $236,172, or a 5% increase from her 2006 base salary. Ms. Sharp was also awarded a cash bonus pursuant to our annual cash bonus program. Our Compensation Committee determined that Ms. Sharp had performed at a level above target with respect to her individual performance objectives, which, together with the results of the company-wide performance objectives, would result in a bonus award of $59,447, or approximately 67% of her target bonus. Nevertheless, in recognition of her efforts and contributions not addressed by these performance objectives, particularly in connection with the strategic review process that ultimately culminated in the Merger Agreement with MDS, our Board of Directors, upon recommendation of our Compensation Committee, determined to increase Ms. Sharp’s bonus award for 2006 by $80,000, for a total bonus award of $139,447. Our Compensation Committee also reviewed perquisites and other compensation paid to Ms. Sharp for 2006, which included $815 in supplemental health plan expenses reimbursed by us, and found these amounts to be reasonable.
Robert J. Murray — Vice President Worldwide Operations
     For fiscal 2006, Mr. Murray’s base salary was set at $227,089, or a 5% increase from his prior year’s base salary of $216,275 Mr. Murray’s base salary for fiscal 2007 was set at $238,443, or a 5% increase from his 2006 base salary. Mr. Murray was also awarded a cash bonus pursuant to our annual cash bonus program. Our Compensation Committee determined that Mr. Murray had performed at a level above target with respect to his individual performance objectives, which, together with the results of the company-wide performance objectives, would result in a bonus award of $59,926, or approximately 67% of his target bonus. Nevertheless, in recognition of his efforts and contributions not addressed by these performance objectives, particularly in connection with the strategic review process that ultimately culminated in the Merger Agreement with MDS, our Board of Directors, upon recommendation of our Compensation Committee, determined to increase Mr. Murray’s bonus award for 2006 by $50,000, for a total bonus award of $109,926. our Compensation Committee also reviewed perquisites and other compensation paid to Mr. Murray for 2006, which included $2,639 in supplemental health plan expenses reimbursed by us, and found these amounts to be reasonable.
Accounting and Tax Considerations
     Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123R. Under FAS 123R, we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award. Although we assessed the desirability of granting shares of restricted stock to our executive officers and employees in lieu of stock option grants in light of the accounting impact of FAS 123R, we ultimately determined to retain our stock option granting program as the sole component of our long-term compensation program. Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.
     Section 162(m) of the Internal Revenue Code of 1986 limits us to a deduction for federal income tax purposes of up to $1 million of compensation paid to certain named executive officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation.” Stock option awards under the 2005 Equity Plan, to the extent our Board of Directors or the committee of the Board granting such stock awards is composed solely of “outside directors,” are performance-based compensation within the meaning of Section 162(m) and, as such, are fully deductible. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, our Compensation Committee has not adopted a policy requiring all compensation to be deductible. Our Compensation Committee intends to continue to evaluate the effects of the compensation limits of Section 162(m) and to grant compensation awards in the future in a manner consistent with the best interests of our company and our stockholders.
Summary
     Through the compensation arrangements described above, a significant portion of our executive compensation program is contingent upon the individual and company-wide performance, and realization of benefits by our executive officers is closely linked to increases in long-term stockholder value. We remain committed to this philosophy of pay-for-performance, recognizing that the competitive market for talented executives and the volatility of our business may result in highly variable compensation during any given annual period.

Summary Compensation Table
     The following table sets forth all of the compensation awarded to, earned by, or paid to our principal executive officer, principal financial officer and our three other highest paid executive officers for the year ended December 31, 2006. The officers listed in the table below are referred to in this Annual Report on Form 10-K as our “named executive officers.”
2006 SUMMARY COMPENSATION TABLE

					Non-Equity
				Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)		($)

Joseph D. Keegan, Ph.D.	2006	440,833	175,000	727,188	293,154	26,972	(4)	1,663,147
President and Chief Executive Officer

Timothy A. Harkness	2006	330,859	150,000	464,366	132,012	22,218	(5)	1,099,455
Chief Financial Officer and Senior Vice President Finance and Operations

Thomas J. O’Lenic	2006	220,584	75,000	340,927	54,264	7,182	(6)	697,957
Vice President North American Sales and Service

Patricia C. Sharp	2006	223,484	80,000	327,344	59,447	3,882	(7)	694,157
Vice President Human Resources

Robert J. Murray	2006	225,287	50,000	300,966	59,926	5,712	(8)	641,891
Vice President Worldwide Operations

(1)	Amounts in this column represent discretionary bonus award increases above the amounts earned by the named executive officers under our annual cash bonus award program. These increases were awarded in recognition of the efforts and contributions of the named executive officers that were not addressed by the performance objectives under our annual cash bonus award program, particularly in connection with the strategic review process that ultimately culminated in the Merger Agreement with MDS.

(2)	The dollar amounts in this column represent the compensation cost for the year ended December 31, 2006 of stock option awards granted in and prior to 2006. These amounts have been calculated in accordance with FAS 123R using the Black Scholes option-pricing model and the assumptions outlined in Note 7 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

(3)	See footnote (1) to the 2006 Grants of Plan-Based Awards Table below.

(4)	Consists of $9,467 in supplemental health plan expenses reimbursed by us, $2,249 in health club membership dues reimbursed by us, $12,000 for the use of an automobile, $756 in group life insurance paid by us, and $2,500 in matching contributions made by us to Dr. Keegan’s 401(k) account.

(5)	Consists of $10,466 in supplemental health plan expenses reimbursed by us, $9,000 for the use of an automobile, $252 in group life insurance paid by us, and $2,500 in matching contributions made by us to Mr. Harkness’ 401(k) account.

(6)	Consists of $4,120 in supplemental health plan expenses reimbursed by us, $562 in group life insurance paid by us, and $2,500 in matching contributions made by us to Mr. O’Lenic’s 401(k) account.

(7)	Consists of $815 in supplemental health plan expenses reimbursed by us, $567 in group life insurance paid by us, and $2,500 in matching contributions made by us to Ms. Sharp’s 401(k) account.

(8)	Consists of $2,639 in supplemental health plan expenses reimbursed by us, $573 in group life insurance paid by us, and $2,500 in matching contributions made by us to Mr. Murray’s 401(k) account.
Grants of Plan-Based Awards
     The following table sets forth certain information regarding grants of plan-based awards to our named executive officers during the year ended December 31, 2006.

2006 GRANTS OF PLAN-BASED AWARDS TABLE

			All Other
			Option Awards:
		Estimated PossiblePayouts	Number of	Exercise or	Grant
		Under Non-Equity	Securities	Base Price	Date Fair
		Incentive Plan Awards	Underlying	of Option	Value of
	Grant	Target	Options	Awards	Option
Name	Date	($)(1)	(#)(2)	($/Sh)	Awards($)(3)
Joseph D. Keegan, Ph.D.	—	440,833	—	—	—
	02/09/06	—	50,000	29.45	755,000
Timothy A. Harkness	—	198,515	—	—	—
	02/09/06	—	35,000	29.45	528,500
Thomas J. O’Lenic	—	88,234	—	—	—
	02/09/06	—	25,000	29.45	377,500
Patricia C. Sharp	—	89,394	—	—	—
	02/09/06	—	20,000	29.45	302,000
Robert J. Murray	—	90,115	—	—	—
	02/09/06	—	20,000	29.45	302,000

(1)	This column sets forth the target amount of each named executive officer’s annual cash bonus award for the year ended December 31, 2006 under our annual cash bonus award program. The actual cash bonus award earned for the year ended December 31, 2006 for each named executive officer is set forth in the 2006 Summary Compensation Table above. As such, the amounts set forth in this column do not represent additional compensation earned by our named executive officers for the year ended December 31, 2006. For a description of our annual cash bonus award program, see “Compensation Discussion and Analysis—Executive Compensation Program—Bonus.”

(2)	Stock options were granted pursuant to the 2005 Equity Plan. 25% of the shares subject to the stock option vest on the first anniversary of the grant date, and 6.25% of the shares subject to the stock option vest quarterly thereafter. Vesting is contingent upon continued service with us (or our affiliate). For a description of the terms of stock options granted under the 2005 Equity Plan, see “Employment Agreements and Arrangements—Stock Option Awards.”

(3)	Represents the grant date fair value of such option award as determined in accordance with FAS 123R. These amounts have been calculated in accordance with FAS 123R using the Black Scholes option-pricing model and the assumptions outlined in Note 7 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Employment Agreements and Arrangements
Chief Executive Officer Key Employee Agreement
     On July 29, 2004, we entered into an Amended Key Employee Agreement with Joseph D. Keegan, Ph.D., our President and Chief Executive Officer. The agreement supersedes and replaces Dr. Keegan’s original Key Employment Agreement with us and Dr. Keegan’s participation in our Change in Control Severance Benefit Plan. Pursuant to the terms of the agreement, Dr. Keegan’s base salary was initially set at $400,000, which is reviewed annually. Dr. Keegan is also eligible for a variable discretionary performance bonus based on the attainment of certain corporate goals established in agreement with our Board of Directors, which is intended to result in a bonus equal to 100% of his base salary if performance is at 100% of target. The agreement also provides for the provision of standard employee benefits as well as a $1,000 monthly car allowance, the payment of certain administrative expenses incurred by Dr. Keegan (not to exceed $15,000 per year), and the reimbursement of cell phone service and health club membership dues (not to exceed $500 per month).

     In the event Dr. Keegan is terminated without cause or Dr. Keegan resigns from Molecular Devices for good reason, other than in connection with a change in control, Dr. Keegan will, subject to certain conditions (including the signing of a general release of all claims against us), be entitled to receive certain severance benefits, including the following:
•	we will retain Dr. Keegan as a consultant for a period of one year following his termination, during which time he will be entitled to a monthly cash payment equal to 1/12th of the sum of (i) his annual base salary in effect at the time of his termination plus (ii) the bonus amount Dr. Keegan would have earned at 100% of target for the year in which the termination occurs. Dr. Keegan agreed to abide by certain noncompetition covenants during the one-year consulting period;

•	the outstanding stock options held by Dr. Keegan as of the date of his termination will become fully vested and exercisable as of that date;

•	if Dr. Keegan timely elects continuation of his then-current medical, dental and vision insurance under the Consolidated Omnibus Budget Reconciliation Act of 1985, (“COBRA”), then we will pay the portion of the premiums it paid prior to the date of his termination for up to one year;

•	we will pay for an executive assistance program for a period not to exceed three months and at a cost not to exceed $7,500; and

•	we will provide reasonable secretarial support to Dr. Keegan during his one-year consulting period from its own support staff, or will reimburse Dr. Keegan for reasonable secretarial services provided to him during this time, up to a maximum of $1,250 per month.
     In the event Dr. Keegan is terminated without cause or Dr. Keegan resigns from Molecular Devices for good reason within two months prior to, or 24 months after, a change in control, Dr. Keegan will, subject to certain conditions (including the signing of a general release of all claims against us), be entitled to receive certain severance benefits (in lieu of the severance benefits described above), including the following:
•	Dr. Keegan will be entitled to a single lump-sum payment equal to the sum of (i) 24 months of his annual base salary in effect at the time of his termination, plus (ii) a bonus amount equal to twice what Dr. Keegan would have earned at 100% of target for the year in which the termination occurs;

•	the outstanding stock options held by Dr. Keegan as of the date of his termination will become fully vested and exercisable as of that date;

•	if Dr. Keegan timely elects continuation of his then-current medical, dental and vision insurance under COBRA, then we will pay the portion of the premiums it paid prior to the date of his termination for up to 24 months;

•	we will pay for an executive assistance program for a period not to exceed three months and at a cost not to exceed $7,500; and

•	we will provide reasonable secretarial support to Dr. Keegan during the twenty-four month period following his termination from its own support staff, or will reimburse Dr. Keegan for reasonable secretarial services provided to him during this time, up to a maximum of $1,250 per month.
     If the total amount of payments and benefits to be provided to Dr. Keegan under the agreement in connection with a change in control would cause Dr. Keegan to incur “golden parachute” excise tax liability, then the payments and benefits will be reduced to the extent necessary to leave him in a better after-tax position than if no such reduction had occurred. The agreement does not provide for any tax “gross-up” payments to Dr. Keegan.
     In the event Dr. Keegan’s employment relationship terminates due to his death or disability, we will continue to pay Dr. Keegan (or his heirs) Dr. Keegan’s then-current base salary for a period of three months after his termination date, and will pay the COBRA premiums necessary to continue Dr. Keegan’s then-current health insurance coverage (if applicable) for a period of three months after his termination date.
     During the two year period following the termination of Dr. Keegan’s employment relationship with us, Dr. Keegan agreed that he would not interfere with our business by, among other things, soliciting our employees and customers.
Chief Financial Officer Employment Agreement
     On December 17, 2004, we entered into an Amended Key Employee Agreement with Timothy A. Harkness, our Chief Financial Officer and Senior Vice President Finance and Operations. The agreement supersedes and replaces Mr. Harkness’ original offer letter agreement with us and Mr. Harkness’ participation in our Change in Control Severance Benefit Plan. Pursuant to the terms of the agreement, Mr. Harkness’ base salary was initially set at $275,000, which is reviewed annually. Mr. Harkness is also eligible for a variable discretionary performance bonus based on the attainment of certain corporate goals established in agreement with our Chief Executive Officer, which is intended to result in a bonus equal to 60% of his base salary if performance is at 100% of target. The agreement also provides for the provision of standard employee benefits as well as a $750 monthly car allowance, the payment of certain administrative expenses incurred by Mr. Harkness (not to exceed $5,000 per year) and the reasonable cost of cell phone service.
     In the event Mr. Harkness is terminated without cause or Mr. Harkness resigns from Molecular Devices for good reason, other than in connection with a change in control, Mr. Harkness will, subject to certain conditions (including the signing of a general release of all claims against us), be entitled to receive certain severance benefits, including the following:
•	we will retain Mr. Harkness as a consultant for a period of one year following his termination, during which time he will be entitled to a monthly cash payment equal to 1/12th of the sum of (i) his annual base salary in effect at the time of his termination plus (ii) the bonus amount Mr. Harkness would have earned at 100% of target for the year in which the termination occurs. Mr. Harkness agreed to abide by certain noncompetition covenants during the one-year consulting period;

•	the outstanding stock options held by Mr. Harkness as of the date of his termination will become fully vested and exercisable as of that date; and

•	if Mr. Harkness timely elects continuation of his then-current medical, dental and vision insurance under COBRA, then we will pay the portion of the premiums it paid prior to the date of his termination for up to one year.
     In the event Mr. Harkness is terminated without cause or Mr. Harkness resigns from Molecular Devices for good reason within two months prior to, or 24 months after, a change in control, Mr. Harkness will, subject to certain conditions (including the signing of a general release of all claims against us), be entitled to receive certain severance benefits (in lieu of the severance benefits described above), including the following:
•	Mr. Harkness will be entitled to a single lump-sum payment equal to the sum of (i) 18 months of his annual base salary in effect at the time of his termination, plus (ii) 1.5 times the bonus amount Mr. Harkness would have earned at 100% of target for the year in which the termination occurs;

•	the outstanding stock options held by Mr. Harkness as of the date of his termination will become fully vested and exercisable as of that date; and

•	if Mr. Harkness timely elects continuation of his then-current medical, dental and vision insurance under COBRA, then we will pay the portion of the premiums it paid prior to the date of his termination for up to 18 months.
     If the total amount of payments and benefits to be provided to Mr. Harkness under the agreement in connection with a change in control would cause Mr. Harkness to incur “golden parachute” excise tax liability, then the payments and benefits will be reduced to the extent necessary to leave him in a better after-tax position than if no such reduction had occurred. The agreement does not provide for any tax “gross-up” payments to Mr. Harkness.
     In the event Mr. Harkness’ employment relationship terminates due to his death or disability, we will continue to pay Mr. Harkness (or his heirs) Mr. Harkness’ then-current base salary for a period of three months after his termination date, and will pay the COBRA premiums necessary to continue Mr. Harkness’ then-current health insurance coverage (if applicable) for a period of three months after his termination date.
     During the two year period following the termination of Mr. Harkness’ employment relationship with us, Mr. Harkness agreed that he would not interfere with our business by, among other things, soliciting our employees and customers.

  Vice President Employment Agreements
     On July 25, 2000, we have entered into an employment letter agreement with Patricia C. Sharp, our Vice President Human Resources, that provided for the following:
•	an initial annual base salary of $185,000 per year, subject to annual review;

•	signing bonuses totaling $50,000;

•	participation in our annual cash bonus award program;

•	the grant of a stock option to purchase 47,500 shares of our common stock, which vested over a period of four years;

•	the grant of an aggregate of 2,500 shares of our restricted common stock, which vested over a period of two years; and

•	the provision of standard employee benefits.
     On January 10, 2002, we entered into an employment letter agreement with Thomas J. O’Lenic, our Vice President North America Sales and Service. The agreement provides for an annual base salary of $185,000 per year and Mr. O’Lenic’s eligibility to participate in our annual cash bonus award program and Change in Control Severance Benefit Plan. The agreement also provides for certain relocation benefits in connection with Mr. O’Lenic’s relocation to California from Georgia. Pursuant to the agreement, Mr. O’Lenic was entitled to receive options to purchase 40,000 shares of our common stock. The options vested over a period of four years.
     On October 4, 1993, we entered into an employment letter agreement with Robert J. Murray, our Vice President Worldwide Operations. The agreement provides for an annual base salary of $100,000 per year and Mr. Murray’s eligibility to participate in our annual cash bonus award. Pursuant to the agreement, Mr. Murray was entitled to receive options to purchase 20,000 shares of our common stock. The options vested over a period of four years.
  Change in Control Severance Benefit Plan
     In February 2001, our Board of Directors adopted a Change in Control Severance Benefit Plan to provide certain benefits and protections to designated executive officers, currently including Ms. Sharp and Messrs. O’Lenic and Murray, who have not entered into individual severance benefit or change in control agreements with us. The plan provides that in the event of a constructive or involuntarily termination without cause within 13 months after a change in control, such terminated executive officer will, subject to certain conditions (including the signing of a general release of all claims against us), receive the following payments and benefits:
•	a lump sum payment equal to 12 months’ salary;

•	a lump sum bonus payment equal to what would have been earned at 100% of target for the year of termination;

•	if the executive timely elects continuation of his or her then-current medical, dental and vision insurance under COBRA, we will pay the portion of premiums it paid prior to the date of his or her termination for up to 18 months;

•	the outstanding stock options held by the executive officer as of the date of his or her termination will become fully vested and exercisable as of that date; and

•	we will pay for an executive assistance program for a period not to exceed three months and at a cost not to exceed $7,500.
     The payments and benefits described above are subject to certain reductions and offsets if, for example, the executive officer received severance benefits from us pursuant to any other policy, program, plan or arrangement. In addition, if the total amount of payments and benefits under the plan would cause the executive officer to incur “golden parachute” excise tax liability in connection with the change in control, then the payments and benefits will be reduced to the extent necessary to leave him or her in a better after-tax position than if no such reduction had occurred. The plan does not provide for any tax “gross-up” payments to the executive officers. All benefits under the plan would terminate immediately with respect to an executive officer if that executive officer violates any proprietary or confidentiality obligation to us.
  Stock Option Awards
     We currently grant stock options to our executive officers through the 2005 Equity Plan. The 2005 Equity Plan was established to provide our employees with an opportunity to participate, along with our other stockholders, in our long-term performance. The following is a description of the permissible terms of options under the 2005 Equity Plan:

     Exercise Price. The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock subject to the option on the date of grant and, in some cases, may not be less than 110% of such fair market value. The exercise price of nonstatutory stock options may not be less than 100% of the fair market value of the stock on the date of grant.
     Consideration. The exercise price of options granted under the 2005 Equity Plan must be paid, to the extent permitted by applicable law and at the discretion of our Board of Directors, (i) by cash or check, (ii) pursuant to a broker-assisted cashless exercise, (iii) by delivery of other common stock of Molecular Devices, (iv) pursuant to a net exercise arrangement, or (iv) in any other form of legal consideration acceptable to our Board of Directors.
     Vesting. Options granted under the 2005 Equity Plan may become exercisable in cumulative increments, or “vest,” as determined by our Board of Directors. Vesting typically will occur during the optionholder’s continued service with us or an affiliate of ours, whether such service is performed in the capacity of an employee or director and regardless of any change in the capacity of the service performed. Shares covered by different options granted under the 2005 Equity Plan may be subject to different vesting terms. Shares subject to stock options granted to executive officers during the year ended December 31, 2006 vest 25% on the one-year anniversary of the date of grant and 6.25% on a quarterly basis thereafter, subject to continued service. Our Board of Directors has the authority to accelerate the time during which an option may vest or be exercised. In addition, the 2005 Equity Plan provides for vesting acceleration upon certain corporate transaction and change in control events. Further, as described above, our executive officers are parties to agreements with us that provide for vesting acceleration in connection with certain termination and change in control events. Options granted under the 2005 Equity Plan may permit exercise prior to vesting. However, any unvested shares acquired under such an early exercise arrangement will be subject to repurchase by us, should the participant’s service terminate before vesting.
     Tax Withholding. To the extent provided by the terms of a stock option agreement, a participant may satisfy any federal, state or local tax withholding obligation relating to the exercise of the option by a cash payment upon exercise, by authorizing us to withhold a portion of the stock otherwise issuable to the participant, by delivering already-owned common stock of Molecular Devices, or by a combination of these means.
     Term. The maximum term of options granted under the 2005 Equity Plan is ten years, except that in certain cases, the maximum term is five years.
     Termination of Service. Options granted under the 2005 Equity Plan generally terminate three months after termination of the participant’s service unless (i) termination is due to the participant’s disability, in which case the option may be exercised (to the extent the option was exercisable at the time of the termination of service) at any time within 12 months following termination; (ii) the participant dies before the participant’s service has terminated, or within generally three months after termination of service, in which case the option may be exercised (to the extent the option was exercisable at the time of the participant’s death) within 18 months following the participant’s death by the person or persons to whom the rights to such option have passed; or (iii) the option by its terms specifically provides otherwise. Under the 2005 Equity Plan, the option term may be extended in the event that exercise of the option following termination of service is prohibited by applicable securities laws. In no event, however, may an option be exercised beyond the expiration of its term.
     Restrictions on Transfer. Unless provided otherwise by our Board of Directors, a participant in the 2005 Equity Plan may not transfer an option other than by will or by the laws of descent and distribution or pursuant to a domestic relations order. During the lifetime of the participant, only the participant (or the transferee pursuant to a domestic relations order) may exercise an option. A participant may also designate a beneficiary who may exercise an option following the participant’s death. Shares subject to repurchase by us pursuant to an early exercise arrangement may be subject to restrictions on transfer that our Board of Directors deems appropriate.
  Annual Cash Bonus Awards
     We maintain an annual cash bonus award program to reward our executive officers and other employees for attaining company-wide and individual performance objectives. For more information regarding our annual cash bonus award program, see “Compensation Discussion and Analysis—Executive Compensation Program—Bonus.”
  Other Arrangements
     Our executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, short-term disability insurance and our 401(k) plan, in each case generally on the same basis as other employees. Our executive officers are also provided with certain perquisites as described under “Compensation Discussion and Analysis—Executive Compensation Program—Perquisites.”

Outstanding Equity Awards at December 31, 2006
     The following table sets forth certain information regarding stock options granted to our named executive officers that were outstanding as of December 31, 2006.
2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

		Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option
		Options	Options	Exercise	Option
		(#)	(#)	Price	Expiration
Name		Exercisable	Unexercisable	($)	Date
Joseph D. Keegan, Ph.D.	(1)	25,000	—	19.12	03/30/08
	(2)	50,000	—	26.63	05/20/09
	(2)	75,000	—	48.00	02/08/10
	(3)	60,000	—	22.95	05/29/11
	(3)	60,000	—	20.20	01/31/12
	(3)	30,531	2,969	15.85	02/10/13
	(3)	41,250	18,750	19.66	02/11/14
	(3)	22,968	29,532	21.32	02/16/15
	(3)	—	50,000	29.45	02/09/16

Timothy A. Harkness	(2)	30,000	—	48.00	02/08/10
	(3)	10,000	—	20.20	01/31/12
	(3)	10,468	2,032	15.85	02/10/13
	(3)	24,062	10,938	19.66	02/11/14
	(3)	14,218	18,282	21.32	02/16/15
	(3)	—	35,000	29.45	02/09/16

Thomas J. O’Lenic	(2)	5,000	—	48.00	02/08/10
	(3)	4,218	1,407	15.85	02/10/13
	(3)	4,687	7,813	19.66	02/11/14
	(3)	10,937	14,063	21.32	02/16/15
	(3)	—	25,000	29.45	02/09/16

Patricia C. Sharp	(2)	47,500	—	77.69	10/26/10
	(3)	15,000	—	22.95	05/29/11
	(3)	17,500	—	20.20	01/31/12
	(3)	7,937	1,563	15.85	02/10/13
	(3)	7,187	7,813	19.66	02/11/14
	(3)	10,937	14,063	21.32	02/16/15
	(3)	—	20,000	29.45	02/09/16

Robert J. Murray	(2)	15,000	—	26.63	05/20/09
	(2)	22,500	—	48.00	02/08/10
	(3)	25,000	—	22.95	05/29/11
	(3)	25,000	—	20.20	01/31/12
	(3)	21,093	1,407	15.85	02/10/13
	(3)	17,187	7,813	19.66	02/11/14
	(3)	8,750	11,250	21.32	02/16/15
	(3)	—	20,000	29.45	02/09/16

(1) The stock option vested as to 20% of the shares of common stock subject to the stock option on the first anniversary of the vesting commencement date, and vested as to 5% of the shares subject to the stock option each quarterly period thereafter.
(2) The stock option vested as to 25% of the shares of common stock subject to the stock option on an annual basis commencing on the first anniversary of the vesting commencement date.
(3) The stock option vested or vests, as the case may be, as to 25% of the shares of common stock subject to the stock option on the first anniversary of the vesting commencement date, and vested or vests, as the case may be, as to 6.25% of the shares of common stock subject to the stock option each quarterly period thereafter.

Option Exercises During 2006
     The following table provides certain information with respect to the exercise of stock options by our named executive officers during the year ended December 31, 2006.
2006 OPTION EXERCISES TABLE

	Option Awards
	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise
Name	(#)	($)
Joseph D. Keegan, Ph.D.	65,500	873,735
Timothy A. Harkness	140,000	1,532,711
Thomas J. O’Lenic	36,235	398,271
Patricia C. Sharp	52,000	605,619
Robert J. Murray	3,000	57,797
Potential Payments Upon Termination or Change in Control
     See “Employment Agreements and Arrangements” above for a description of the severance and change in control arrangements for each of our named executive officers. The amount of compensation and benefits payable to each named executive officer in various termination and change in control situations has been estimated in the tables below.
  Joseph D. Keegan, Ph.D.
     The following table describes the potential payments and benefits upon employment termination for Dr. Keegan, our President and Chief Executive Officer, as if his employment had terminated as of December 29, 2006, the last business day of our last fiscal year.

	No Change in Control	Change in Control
	Termination	Termination
	without Cause or for	without Cause or for
	Good Reason	Good Reason	Death or Disability
Compensation and Benefits	($)	($)	($)

Base Salary and Bonus	—	1,771,666	111,250

Consulting Agreement	885,833	—	—

COBRA Premiums	12,924	25,853	3,231
Vesting Acceleration (1)	41,936	41,936	—

Executive Assistance Program	7,500	7,500	—

Secretarial Support	14,400	28,800	—

(1) The value of vesting acceleration is based on the closing price of our common stock on December 29, 2006 ($21.07) with respect to in-the-money unvested option shares minus the exercise price of the unvested option shares.

  Timothy A. Harkness
     The following table describes the potential payments and benefits upon employment termination for Mr. Harkness, our Chief Financial Officer, as if his employment had terminated as of December 29, 2006, the last business day of our last fiscal year.

	No Change in Control	Change in Control
	Termination	Termination
	without Cause or for	without Cause or for
	Good Reason	Good Reason	Death or Disability
Compensation and Benefits	($)	($)	($)

Base Salary and Bonus	—	798,032	83,377

Consulting Agreement	532,021	—	—

COBRA Premiums	12,876	19,360	3,219
Vesting Acceleration (1)	26,030	26,030	—

(1) The value of vesting acceleration is based on the closing price of our common stock on December 29, 2006 ($21.07) with respect to in-the-money unvested option shares minus the exercise price of the unvested option shares.
  Other Named Executive Officers
     The following table describes the potential payments and benefits upon employment termination for each of our named executive officers, other than Dr. Keegan and Mr. Harkness, as if such named executive officer’s employment terminated as of December 29, 2006, the last business day of our last fiscal year.

		Bonus		Vesting	Executive Assistance
	Base Salary	Payment	COBRA Premiums	Acceleration	Program
Name	($)	($)	($)	($)(1)	($)
Thomas J. O’Lenic	222,685	88,234	19,266	18,361	7,500
Patricia C. Sharp	224,926	89,394	9,720	19,175	7,500
Robert J. Murray	227,089	90,115	11,488	18,361	7,500

(1) The value of vesting acceleration is based on the closing price of our common stock on December 29, 2006 ($21.07) with respect to in-the-money unvested option shares minus the exercise price of the unvested option shares.
Compensation of Directors
  Cash Compensation Arrangements
     Each of our non-employee directors receives an annual retainer of $15,000. In addition, the chair of the Audit Committee of our Board of Directors (currently Mr. Bowman) receives a supplemental annual retainer of $5,000, the chair of our Compensation Committee (currently Mr. Anderson) receives a supplemental annual retainer of $3,000, and any non-employee director designated as Lead Independent Director (currently Mr. Bowman) receives a supplemental annual retainer of $5,000; provided, however, that the maximum annual retainer for any non-employee director will not exceed $20,000 in the aggregate. Each of our non-employee directors also receives $1,500 for each Board meeting attended in person by such director, and $750 for each meeting attended via teleconference. Each non-employee director committee member receives $1,000 for each committee meeting attended in person and $500 for each meeting attended via teleconference. In addition, each of our non-employee directors may be reimbursed for out-of-pocket and travel expenses incurred in connection with attendance at Board and committee meetings.
  Equity Compensation Arrangements
     Each of our non-employee directors is eligible to receive automatic stock option grants under the 2005 Equity Plan. However, Dr. Finkel has declined for the time being any equity compensation for his service as a non-employee director. In connection with the adoption of the 2005 Equity Plan in April 2005, our Board of Directors adopted resolutions setting forth the terms of options to be granted to our non-employee directors, which are described below. Our Board of Directors may at any time, however, adopt resolutions modifying, amending or otherwise changing the terms of the options to be granted to our non-employee directors under the 2005 Equity Plan, subject to any applicable stockholder approval requirements. Under these resolutions, each person who is elected for the first time to be a non-employee director automatically receives, at the time of his or her initial election to the Board of Directors, an option to purchase 10,000 shares of our common stock. In addition, each non-employee director automatically receives an additional option to purchase 4,000 shares of our common stock immediately following each annual meeting of stockholders. In this regard, immediately following the 2006 Annual Meeting of Stockholders, we granted each non-employee director continuing in office (other than Dr. Finkel) an option under the 2005 Equity Plan covering 4,000 shares of common stock at an exercise price per share of $29.96, the fair market value of such shares based on the closing sales price reported on the NASDAQ on the date of grant. The exercise price of each option granted to the non-employee directors is 100% of the fair market value of the common stock subject to the option on the date of grant. Prior to July 2006, all options granted to non-employee directors under the 2005 Equity Plan became exercisable in equal installments over a period of four years from the date of grant, commencing on the date one year after the date of the grant. However, our Board of Directors amended the terms of the annual option grants to non-employee directors in July 2006 to provide that 25% of the shares subject to all future annual option grants will become exercisable on the day prior to each annual meeting of stockholders following the date of grant so that non-employee directors who will not be continuing office following an annual meeting of stockholders do not lose vesting credit as a result of annual meeting scheduling. In all cases, attendance at no less than two-thirds of the regularly scheduled Board of Directors meetings occurring during a vesting installment period is required for the options to become vested with respect to such installment. Failure to satisfy this requirement during any particular installment period will result in an abatement of the vesting of the options during the applicable installment period and the aggregate vesting period of the options will be increased by one additional year in the case of initial option grants, and one additional period between annual meetings in the case of annual option grants. In the event of certain change in control events, as specified in the 2005 Equity Plan, any outstanding options to a non-employee director will be fully accelerated and the option will terminate if not exercised prior to such event. Vesting will cease upon the termination of service of a non-employee director. The maximum term of options granted to the non-employee directors under the 2005 Equity Plan is ten years.
     The table below summarizes the compensation paid by us to our non-employee directors for the fiscal year ended December 31, 2006.
2006 DIRECTOR COMPENSATION TABLE

	Fees Earned or		All Other
	Paid in Cash	Option Awards	Compensation		Total
Name	($)	($)(1)(2)(3)	($)		($)
Moshe H. Alafi	25,250	67,075	—		92,325

David L. Anderson	28,500	67,075	—		95,575

A. Blaine Bowman	34,250	67,075	—		101,325

Alan Finkel, Ph.D.	24,500	—	7,422	(5)	31,922

Paul Goddard, Ph.D.(4)	9,250	57,227	41,560	(6)	108,037

André F. Marion	31,000	67,075	—		98,075

Harden M. McConnell, Ph.D.	26,750	67,075	—		93,825

J. Allan Waitz, Ph.D.	26,250	67,075	1,408	(5)	94,733

(1) The dollar amounts in this column represent the compensation cost for the year ended December 31, 2006 of stock option awards granted in and prior to 2006. These amounts have been calculated in accordance with FAS 123R using the Black Scholes option-pricing model and the assumptions outlined in Note 7 to Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
(2) The aggregate number of shares subject to outstanding stock options held by each of the directors listed in the table above as of December 31, 2006 was as follows: Mr. Alafi, 46,500 shares; Mr. Anderson, 46,500 shares; Mr. Bowman, 46,500 shares; Dr. Finkel, no shares; Dr. Goddard, no shares; Mr. Marion, 30,000 shares; Dr. McConnell, 46,500 shares; and Mr. Waitz, 46,500 shares.
(3) The grant date fair value, as determined in accordance with FAS 123R, of the stock option awards granted during the year ended December 31, 2006 for each of the directors listed in the table above, with the exception of Drs. Finkel and Goddard, was $61,440. We did not grant any stock options to Drs. Finkel and Goddard during the year ended December 31, 2006.
(4) Dr. Goddard’s term of service as director expired on May 11, 2006, the date of our 2006 Annual Meeting of Stockholders.
(5) Represents the reimbursement of travel expenses.
(6) Represents remuneration paid to Dr. Goddard in recognition of his past service as our director and in connection with Dr. Goddard’s loss of stock option vesting credit due to Annual Meeting scheduling. As described above, our Board of Directors amended the terms of annual option grants to non-employee directors under the 2005 Equity Plan in July 2006 in order to ensure that non-employee directors who will not be continuing in office following an annual meeting of stockholders will not lose vesting credit as a result of annual meeting scheduling.

Compensation Committee Interlocks and Insider Participation
     Our Compensation Committee is composed of three non-employee directors: Dr. Finkel and Messrs. Anderson and Marion. Dr. Waitz served on the Compensation Committee until May 2006, at which time he was replaced on the Compensation Committee by Dr. Finkel. From July 2004 to December 2005, Dr. Finkel served initially as our Vice President and Chief Technical Officer and most recently as our Senior Vice President and Chief Technology Officer. Mr. Marion served as our interim chief executive officer from October 1997 to March 1998. No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.
Compensation Committee Report
     Our Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K. Based on this review and discussion, our Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
THE COMPENSATION COMMITTEE
David L. Anderson
Alan Finkel, Ph.D.
André F. Marion

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Management and Certain Beneficial Owners
     The following table sets forth certain information regarding the ownership of our common stock as of January 31, 2007 (except as noted) by: (i) each of our directors; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our outstanding common stock at January 31, 2007.

	Beneficial Ownership (1)
		Percent of
Beneficial Owner	Number of Shares	Total (%)
Franklin Resources, Inc.(2)
One Franklin Parkway
San Mateo, California 94403-1906	1,563,193	9.5

OppenheimerFunds, Inc.(3)
Two World Financial Center
225 Liberty Street, 11th Floor
New York, New York 10281-1008	1,174,903	7.1

Barclays Global Investors, NA(4)
45 Fremont Street
San Francisco, California 94105	1,050,229	6.4

Brown Capital Management, Inc.(5)
1201 N. Calvert Street
Baltimore, Maryland 21202	999,000	6.0

WEDGE Capital Management L.L.P.(6)
301 South College Street, Suite 2920
Charlotte, North Caroline 28202-6002	858,901	5.2

Joseph D. Keegan, Ph.D.(7)	388,099	2.3
Moshe H. Alafi(8)	359,040	2.2
Harden M. McConnell, Ph.D.(9)	246,300	1.5
Robert J. Murray(10)	171,970	1.0
Patricia C. Sharp(11)	119,258	*
Timothy A. Harkness(12)	110,269	*
A. Blaine Bowman(13)	76,500	*
J. Allan Waitz, Ph.D.(14)	43,000	*
David L. Anderson(15)	41,500	*
Thomas J. O’Lenic(16)	36,397	*
André F. Marion(17)	21,000	*
Alan Finkel, Ph.D.	—	—
All directors and executive officers as a group (17 persons)(18)	1,782,177	10.1

* Less than one percent.
(1)	This table is based upon information supplied by officers and directors and Schedules 13G and 13G/A filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 16,527,156 shares outstanding on January 31, 2007, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address of each of the individuals and entities listed in this table is c/o Molecular Devices, 1311 Orleans Drive, Sunnyvale, CA 94089-1136.
(2)	Based upon a Schedule 13G/A filed with the SEC on February 6, 2007 by Franklin Resources, Inc., or FRI. According to the Schedule 13G/A filed by FRI, such shares are beneficially owned by one or more open or closed-end investment companies or other managed accounts that are investment advisory clients of investment advisers that are direct or indirect subsidiaries of FRI. FRI, Charles B. Johnson and Rupert H. Johnson, Jr., each an owner of more than 10% of the outstanding common stock of FRI, may be deemed to be beneficial owners of securities held by persons and entities advised by the direct or indirect subsidiaries of FRI. Pursuant to the Schedule 13G/A filed by FRI, each of FRI, the direct or indirect subsidiaries of FRI, Charles B. Johnson and Rupert H. Johnson, Jr. disclaim beneficial ownership of such shares. According to the Schedule 13G/A filed by FRI, FRI has shared voting power over 1,540,493 of such shares and has shared dispositive power over all of such shares. The Schedule 13G/A filed by FRI provides information only as of December 31, 2006 and, consequently, FRI’s beneficial ownership of our common stock may have changed between December 31, 2006 and January 31, 2007.

(3)	Based upon a Schedule 13G filed with the SEC on February 6, 2007 by OppenheimerFunds, Inc., or OFI. The Schedule 13G filed by OFI was filed on behalf of itself and Oppenheimer Global Opportunities Fund. Pursuant to the Schedule 13G filed by OFI, OFI has shared voting and dispositive power over such shares, and Oppenheimer Global Opportunities Fund has shared voting and dispositive power over 1,000,000 of such shares. The Schedule 13G filed by OFI provides information only as of December 31, 2006 and, consequently, OFI’s beneficial ownership of our common stock may have changed between December 31, 2006 and January 31, 2007.

(4)	Based upon a Schedule 13G filed with the SEC on January 23, 2007 by Barclays Global Investors, NA, or Barclays. The Schedule 13G filed by Barclays was filed on behalf of itself and Barclays Global Fund Advisors, Barclays Global Investors, Ltd., Barclays Global Investors Japan Trust and Banking Company Limited, and Barclays Global Investors Japan Limited. Pursuant to the Schedule 13G filed by Barclays, Barclays and the foregoing affiliates of Barclays have sole voting power over 957,888 of such shares, and have sole dispositive power over all of such shares. The Schedule 13G filed by Barclays provides information only as of December 31, 2006 and, consequently, Barclays beneficial ownership of our common stock may have changed between December 31, 2006 and January 31, 2007.

(5)	Based upon a Schedule 13G/A filed with the SEC on February 5, 2007 by Brown Capital Management, Inc., or BCM. According to the Schedule 13G/A filed by BCM, such shares are owned by various investment advisory clients of BCM, which is deemed to be a beneficial owner of such shares due to its discretionary power to make investment decisions over such shares for its clients and its ability to vote such shares. Pursuant to the Schedule 13G/A filed by BCM, BCM has sole dispositive power over all of such shares and has sole voting power over 503,500 of such shares. The Schedule 13G/A filed by BCM provides information only as of December 31, 2006 and, consequently, BCM’s beneficial ownership of our common stock may have changed between December 31, 2006 and January 31, 2007.

(6)	Based upon a Schedule 13G filed with the SEC on February 13, 2006 by WEDGE Capital Management L.L.P., or WCM. Pursuant to the Schedule 13G filed by WCM, WCM has sole dispositive power over all of such shares, and has sole voting power over 853,321 of such shares. The Schedule 13G filed by WCM provides information only as of December 31, 2006 and, consequently, WCM’s beneficial ownership of our common stock may have changed between December 31, 2006 and January 31, 2007.

(7)	Consists of 849 shares held by the Keegan 1990 Revocable Trust UAD 4/27/90, of which Dr. Keegan is a trustee, and 387,250 shares that may be acquired within 60 days after January 31, 2007 pursuant to outstanding stock options.

(8)	Includes 306,040 shares held by Alafi Capital Company, of which Mr. Alafi is a general partner, and 36,500 shares that may be acquired within 60 days after January 31, 2007 pursuant to outstanding stock options.

(9)	Consists of 177,400 shares held by the Harden M. McConnell and Sophia G. McConnell Trust DTD 3/29/82, of which Dr. McConnell is a co-trustee, 11,200 shares held by the Jane R. McConnell 1999 Irrevocable Trust, of which Dr. McConnell is a trustee, 11,200 shares held by the Trevor M. McConnell 1999 Irrevocable Trust, of which Dr. McConnell is a trustee, 10,000 shares held by the Hunter McConnell 1999 Irrevocable Trust, of which Dr. McConnell is a trustee, and 36,500 shares that may be acquired within 60 days after January 31, 2007 pursuant to outstanding stock options.

(10)	Includes 48 shares held in joint tenancy with Mr. Murray’s spouse, and 143,750 shares that may be acquired within 60 days after January 31, 2007 pursuant to outstanding stock options.

(11)	Includes 115,750 shares that may be acquired within 60 days after January 31, 2007 pursuant to outstanding stock options.

(12)	Includes 103,750 shares that may be acquired within 60 days after January 31, 2007 pursuant to outstanding stock options.

(13)	Includes 36,500 shares that may be acquired within 60 days after January 31, 2007 pursuant to outstanding stock options.

(14)	Includes 36,500 shares that may be acquired within 60 days after January 31, 2007 pursuant to outstanding stock options.

(15)	Consists of 5,000 shares held by the Anderson Living Trust UAD 1/22/98, of which Mr. Anderson is a trustee, and 36,500 shares that may be acquired within 60 days after January 31, 2007 pursuant to outstanding stock options. Mr. Anderson disclaims beneficial ownership of the shares held by the Anderson Living Trust UAD 1/22/98 except to the extent of his pecuniary interest therein.

(16)	Includes 35,625 shares that may be acquired within 60 days after January 31, 2007 pursuant to outstanding stock options.

(17)	Includes 20,000 shares that may be acquired within 60 days after January 31, 2007 pursuant to outstanding stock options.

(18)	Includes 522,311 shares held by persons and/or entities affiliated with certain directors and executive officers and 1,156,839 shares that certain directors and executive officers have the right to acquire within 60 days after January 31, 2007 pursuant to outstanding stock options.

Agreement and Plan of Merger with MDS
     On January 28, 2007, we entered into a definitive agreement and plan of merger with MDS Inc. (“MDS”) and Monument Acquisition Corp. (“Monument”), a subsidiary of MDS, which contemplates the acquisition by MDS, through Monument of all of our outstanding common stock in a two-step transaction comprised of a cash tender offer for all of our issued and outstanding shares of common stock, followed by a merger of Monument with and into us. Pursuant to the definitive agreement, and upon the terms and subject to the conditions thereof, Monument has commenced a tender offer to acquire all of the outstanding shares of our common stock at a price of $35.50 per share, net to the holder thereof in cash. Pursuant to the definitive agreement, as soon as practicable after the consummation of the tender offer and subject to the satisfaction or waiver of certain conditions set forth in the definitive agreement, Monument will merge with and into us and we will become an indirect wholly-owned subsidiary of MDS. Under the terms of the agreement, our stockholders will receive $35.50 per share in cash for each outstanding share of our common stock through a tender offer commenced by MDS and its indirect wholly-owned subsidiary. The obligation of Monument to accept for payment and pay for the shares tendered in the tender offer is subject to the satisfaction or waiver of a number of closing conditions set forth in the definitive agreement, including among others, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The closing of the merger contemplated by the definitive agreement is subject to customary closing conditions, and, depending on the number of shares held by MDS and Monument after Monument’s acceptance of the shares properly tendered in connection with the tender offer, approval of the merger contemplated by the definitive agreement by the holders of the outstanding shares of our common stock remaining after the completion of the tender offer may be required.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2006:

Number of
securities remaining
	Number of		available for future
	securities to be		issuance under
	issued upon	Weighted-average	equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding	(excluding
	warrants and rights	options, warrants	securities reflected
Plan category	(a)	and rights (b)	in column (a))(c)

Equity compensation plans approved by security holders	2,248,598	$27.34	930,865
Equity compensation plans not approved by security holders (1)	64,554	$18.24	11,706

Total	2,313,152		942,571

(1) Represents shares issuable upon the exercise of outstanding options under the Molecular Devices Corporation 2001 Stock Option Plan and shares remaining available for issuance thereunder. The table does not include information with respect to shares subject to outstanding options granted under equity compensation arrangements assumed by us in connection with the acquisition of LJL BioSystems, Inc. in August 2000 and Axon Instruments, Inc. in July 2004. As of December 31, 2006, a total of 177,340 shares of our common stock were issuable upon the exercise of outstanding options under those assumed arrangements at a weighted average exercise price of $28.51. No additional options may be granted under those assumed arrangements.
  Molecular Devices Corporation 2001 Stock Option Plan
     The Molecular Devices Corporation 2001 Stock Option Plan, or 2001 Plan, was adopted by our Board of Directors in July 2001 without the approval of our security holders. An aggregate of 100,000 shares of our common stock have been reserved for issuance under the 2001 Plan. As of December 31, 2006, options to purchase 64,554 shares of common stock were outstanding under the 2001 Plan, and 11,706 shares (plus any shares that might in the future be returned to the 2001 Plan as a result of cancellations or expiration of options) remained available for grant. The 2001 Plan provides for the grant of nonstatutory stock options only to employees who, at the time of grant, are working or residing outside of the U.S. and are not our officers or directors. The exercise price of nonstatutory stock options granted under the 2001 Plan may not be less than 85% of the fair market value of a share of our common stock on the date of grant. All stock options have a maximum term of twelve years and typically vest over a four-year period. Options may be exercised prior to vesting, subject to repurchase rights in our favor that expire over the vesting period. Our Board of Directors at any time, and from time to time, may amend the 2001 Plan, provided that the rights of an option holder under the 2001 Plan cannot be impaired without the option holder’s consent. In the event of: (1) a dissolution, liquidation or sale of substantially all of our assets; (2) a merger or consolidation in which we are not the surviving corporation; or (3) a reverse merger in which we are the surviving corporation but our shares of common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise, then to the extent permitted by applicable law, any surviving corporation shall either assume the options or shall substitute similar options for those outstanding under the 2001 Plan, or such options shall terminate to the extent not exercised prior to such event; provided, however, that at the discretion of our Board of Directors the options may be accelerated prior to such event.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Policies and Procedures for Review of Related Party Transactions
     Pursuant to the requirements set forth in applicable NASDAQ listing standards and as set forth in the charter of our Audit Committee, our Audit Committee is charged with reviewing all related party transactions for potential conflict of interest situations and is also responsible for approving such related party transactions. Pursuant to our Code of Conduct, all of our executive officers, directors and employees are required to report to the Compliance Officer under our Code of Conduct any such related party transaction. In approving or rejecting a proposed related party transaction, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our Audit Committee will approve only those related party transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as the Audit Committee determines in the good faith exercise of its discretion.
Indemnity Agreements; Insurance
     We have entered into indemnity agreements with certain of our officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be made a party by reason of his or her position as our director, officer or other agent, and otherwise to the fullest extent permitted under Delaware law and our bylaws. We also maintain a directors’ and officers’ liability insurance policy.
Independence of Our Board of Directors
     As required under the NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board of Directors consults with our counsel to ensure that the board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NASDAQ, as in effect time to time. Consistent with these considerations, our Board of Directors has affirmatively determined that all of our directors are independent directors within the meaning of the applicable NASDAQ listing standards, except for Dr. Keegan, our President and Chief Executive Officer, and Dr. Finkel, our former Senior Vice President and Chief Technology Officer. Our Board of Directors had also determined that Dr. Goddard, whose term of service expired on May 11, 2006, was an independent director within the meaning of the applicable NASDAQ listing standards.

Item 14. Principal Accountant Fees and Services.
Principal Accountant Fees
     The following is a summary of the aggregate fees billed as of January 31, 2007 to us by Ernst & Young LLP for professional services rendered during the fiscal years ended December 31, 2006 and 2005.

	Fiscal Year Ended December 31,
	2006	2005

Audit Fees	$1,305,000	$1,257,000
Audit-Related Fees	140,000	—
Tax Fees	12,000	9,000
All Other Fees	—	—

Total Fees	$1,457,000	$1,266,000

     Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with our statutory and regulatory filings or engagements.
     Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” During the year ended December 31, 2006, these services included assurance and related services associated with the acquisition of the LCM business from Arcturus. No audit-related fees were billed by Ernst & Young LLP during the fiscal year ended December 31, 2005.
     Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. During the fiscal years ended December 31, 2006 and 2005, these services included tax return preparation for certain international entities and acquired entities.
     All Other Fees. During each of the fiscal years ended December 31, 2006 and 2005, no fees were billed by Ernst & Young LLP other than as set forth under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.
     All fees described above were approved by the Audit Committee.
Pre-Approval of Audit and Non-Audit Services
     The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis. The Chairman of the Audit Committee is also authorized to pre-approve any services, provided the Audit Committee is advised at its next meeting of any services pre-approved by the Chairman.
     The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) The following documents are filed as a part of this report:
     1. Financial Statements — See Index to Consolidated Financial Statements as Item 8 on page 34 of this report.
     2. Financial Statement Schedule — See Index to Consolidated Financial Statements as Item 8 on page 34 of this report.
     (b) Exhibits:

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
2.1(19)
Agreement and Plan of Merger, dated as of January 28, 2007, by and among MDS Inc., a company organized under the laws of Canada, Monument Acquisition Corp., a Delaware corporation, and an indirect wholly-owned subsidiary of MDS and direct wholly owned subsidiary of MDS (US) Inc., a Delaware corporation, and Registrant

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Bylaws of the Registrant

3.3(5)	Certificate of Amendment to Certificate of Incorporation

3.4(8)	Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant

4.1(1)	Specimen Certificate of Common Stock of Registrant

4.2(8)	Rights Agreement, dated October 25, 2001, among the Registrant and EquiServe Trust Company, N.A.

4.3(19)	Amendment No. 1 to Rights Agreement, dated as of January 28, 2007, by and between Computershare Trust Company, N.A. (successor-in-interest to EquiServe Trust Company, N.A.) and Registrant.

10.1(1)*	1988 Stock Option Plan

10.2(1)*	Form of Incentive Stock Option under the 1988 Stock Option Plan

10.3(1)*	Form of Supplemental Stock Option under the 1988 Stock Option Plan

10.4(5)*	1995 Employee Stock Purchase Plan

10.6(1)*	Form of Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Stock Option Plan

10.8(1)*	Form of Incentive Stock Option under the 1995 Stock Option Plan

10.9(1)*	Form of Nonstatutory Stock Option under the 1995 Stock Option Plan

10.10(1)*	Form of Early Exercise Stock Purchase Agreement under the 1995 Stock Option Plan

10.11(1)*	Form of Indemnity Agreement between the Registrant and its Directors and Executive Officers

10.19(10)*	Amended Key Employee Agreement for Joseph D. Keegan, Ph.D., dated July 29, 2004.

10.20(2)	Exclusive License and Technical Support Agreement, dated August 28, 1998, by and between the Registrant and Affymax

10.21(2)*	Employee Offer Letter for Timothy A. Harkness

10.24(10)*	1995 Non-Employee Director’s Stock Option Plan, as amended

10.25(10)*	1995 Stock Option Plan, as amended

10.26(3)*	Employee Offer Letter for Patricia Sharp

10.27(4)*	LJL BioSystems 1994 Equity Incentive Plan and Forms of Agreements

10.28(4)*	LJL BioSystems 1997 Stock Plan and Forms of Agreements

10.29(4)*	LJL BioSystems 1998 Directors’ Stock Option Plan and Forms of Agreements

10.33(6)	Lease Agreement, dated May 26, 2000, by and between Aetna Life Insurance Company and the Registrant

10.34(7)*	Change in Control Severance Benefit Plan

10.37(5)*	Key Employee Agreement for Tom O’Lenic

10.38(10)*	2001 Stock Option Plan, as amended

10.39(9)	Lease dated May 28, 2002 by and between The Irvine Company and the Registrant

10.40(9)*	Letter Agreement, dated April 11, 2002, by and between the Registrant and Joseph D. Keegan, Ph.D.

10.43(11)*	Amended Key Employment Agreement for Timothy A. Harkness

10.44(11)*	Employee Offer Letter for Alan Finkel

10.45(11)*	Employee Offer Letter for Steven Davenport

10.46(11)*	Employee Offer Letter for Jan Hughes

10.47(11)*	Amended Employee Offer Letter for Jan Hughes

10.50(12)*	Form of Stock Option Agreement for Non-Employee Director under the 1995 Equity Incentive Plan

10.51(13)†	Asset Purchase Agreement, dated as of March 9, 2005, by and between Molecular Devices Corporation and Xsira Pharmaceuticals, Inc.

10.52(14)*	2005 Equity Incentive Plan

10.53(14)*	Form of Stock Option Agreement under the 2005 Equity Incentive Plan

10.54(15)*	Form of Stock Option Agreement for Non-Employee Director under the 2005 Equity Incentive Plan

10.55(16)	First Amendment to Lease, dated January 27, 2006, by and between the Registrant and Moffett Office Park Investors LLC (successor-in-interest to Aetna Life Insurance Company)

10.56(16)	First Amendment to Lease, dated January 30, 2006, by and between the Registrant and The Irvine Company LLC

10.57(17)*	Executive Officer Compensation Arrangements

10.58(18)*	Non-Employee Director Cash Compensation Arrangements

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the signature pages hereto)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350)

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
(11) Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2004, and filed on March 16, 2005
(12) Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on April 18, 2005.
(13) Incorporated by reference to the similarly described exhibit in our Quarterly Report on Form 10-Q dated March 31, 2005 and filed on May 4, 2005.
(14) Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on June 1, 2005.
(15) Incorporated by reference to the similarly described exhibit in our Quarterly Report on Form 10-Q dated November 7, 2006.
(16) Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2005, and filed on March 16, 2006.
(17) Incorporated by reference to the information in our Current Reports on Form 8-K filed on February 15, 2006 and February 6, 2007, as amended.
(18) Incorporated by reference to the information in our Current Report on Form 8-K filed on May 17, 2006.
(19) Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on January 29, 2007.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2007.

Molecular Devices Corporation
By:	/s/ Joseph D. Keegan, Ph.D.
Joseph D. Keegan, Ph.D.
President and Chief Executive Officer

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Joseph D. Keegan, Ph.D. and Timothy A. Harkness, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph D. Keegan, Ph.D Joseph D. Keegan, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007
/s/ Timothy A. Harkness Timothy A. Harkness	Chief Financial Officer and Senior Vice President Finance and Operations (Principal Financial and Accounting Officer)	March 16, 2007
/s/ Moshe H. Alafi Moshe H. Alafi	Director	March 16, 2007
/s/ David L. Anderson David L. Anderson	Director	March 16, 2007
/s/ A. Blaine Bowman A. Blaine Bowman	Director	March 16, 2007
/s/ Andre F. Marion Andre F. Marion	Director	March 16, 2007
/s/ Harden M. McConnell, Ph.D. Harden M. McConnell, Ph.D.	Director	March 16, 2007
/s/ J. Allan Waitz, Ph.D. J. Allan Waitz, Ph.D.	Director	March 16, 2007
/s/ Alan Finkel, Ph.D. Alan Finkel, Ph.D.	Director	March 16, 2007

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Molecular Devices Corporation
We have audited the accompanying consolidated balance sheets of Molecular Devices Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molecular Devices Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, Molecular Devices Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Molecular Devices Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Palo Alto, California
March 15, 2007

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and per share
	amounts)
ASSETS

Current assets:
Cash and cash equivalents	$22,824	$28,908
Accounts receivable, net of allowance for doubtful accounts of $182 and $442	39,098	41,197
Inventories, net	29,435	23,197
Deferred tax assets	4,326	5,873
Prepaid and other current assets	3,895	2,353

Total current assets	99,578	101,528
Equipment and leasehold improvements, net	10,774	9,902
Goodwill	107,302	102,835
Developed technology	24,442	25,152
Intangible and other assets	24,682	17,999

	$266,778	$257,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,091	$7,676
Accrued compensation	9,415	9,759
Other accrued liabilities	13,680	13,623
Deferred revenue	8,976	7,806

Total current liabilities	39,162	38,864
Deferred tax liabilities	8,341	4,486
Other long-term liabilities	1,289	993

Total liabilities	48,792	44,343

Commitments and contingencies (Note 3)

Stockholders’ equity
Preferred stock, $.001 par value; 3,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares authorized; 20,803,632 and 20,076,495 shares issued and 16,486,302 and 16,681,727 outstanding at December 31, 2006 and 2005, respectively	21	20
Additional paid-in capital	292,375	271,300
Retained earnings	17,850	7,023
Treasury stock, at cost; 4,317,330 and 3,394,768 shares at December 31, 2006 and 2005, respectively	(93,523)	(66,519)
Accumulated other comprehensive income	1,263	1,249

Total stockholders’ equity	217,986	213,073

	$266,778	$257,416

See accompanying Notes to Consolidated Financial Statements.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Revenues	$186,412	$181,951	$149,095
Cost of revenues	70,065	70,267	56,840

Gross profit	116,347	111,684	92,255
Operating expenses:
Research and development	23,362	25,281	22,038
Selling, general and administrative	71,826	59,885	52,469
Acquired in-process research and development	4,272	—	5,000
Restructuring and other charges	331	1,427	1,157

Total operating expenses	99,791	86,593	80,664

Income from operations	16,556	25,091	11,591
Gain on sale of equity securities	2,235	—	18,288
Translation gain on liquidation of subsidiaries	1,413	—	—
Interest expense	(85)	(85)	(187)
Interest and other income (expense), net	524	(530)	319

Income before income taxes	20,643	24,476	30,011
Income tax provision	9,816	8,580	12,778

Net income	$10,827	$15,896	$17,233

Basic net income per share	$0.65	$0.95	$1.08

Diluted net income per share	$0.64	$0.93	$1.04

See accompanying Notes to Consolidated Financial Statements.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained			Accumulated
				Earnings			Other	Total
	Common Stock		Additional Paid-	(Accumulated	Treasury Stock	Deferred Stock	Comprehensive	Stockholders'
	Shares	Amount	In Capital	Deficit)	(at cost)	Compensation	Income	Equity

	(In thousands, except share amounts)
Balance at December 31, 2003	14,778,837	$16	$184,956	$(26,106)	$(14,968)	$—	$1,640	$145,538
Comprehensive income
Net income	—	—	—	17,233	—	—	—	17,233
Currency translation, net of tax	—	—	—	—	—	—	1,866	1,866

Total comprehensive income								19,099

Issuance of common stock to acquire Axon Instruments, Inc., net of issuance costs of $784	3,582,655	3	69,648	—	—	—	—	69,651
Issuance of shares of common stock for options exercised	290,619	—	3,266	—	—	—	—	3,266
Issuance of shares of common stock under Employee Stock Purchase Plan	55,499	—	872	—	—	—	—	872
Income tax benefit associated with the exercise of stock options	—	—	3,934	—	—	—	—	3,934
Repurchase of shares of common stock	(1,555,000)	—	—	—	(31,627)	—	—	(31,627)
Deferred stock compensation	—	—	—	—	—	(226)	—	(226)
Amortization of deferred stock compensation	—	—	—	—	—	113	—	113

Balance at December 31, 2004	17,152,610	19	262,676	(8,873)	(46,595)	(113)	3,506	210,620
Comprehensive income
Net income	—	—	—	15,896	—	—	—	15,896
Currency translation, net of tax	—	—	—	—	—	—	(2,257)	(2,257)

Total comprehensive income								13,639

Issuance of shares of common stock for options exercised	426,567	1	6,216	—	—	—	—	6,217
Issuance of shares of common stock under Employee Stock Purchase Plan	67,872	—	1,098	—	—	—	—	1,098
Income tax benefit associated with the exercise of stock options	—	—	1,310	—	—	—	—	1,310
Repurchase of shares of common stock	(965,322)	—	—	—	(19,924)	—	—	(19,924)
Amortization of deferred stock compensation	—	—	—	—	—	113	—	113

Balance at December 31, 2005	16,681,727	20	271,300	7,023	(66,519)	—	1,249	213,073
Comprehensive income
Net income	—	—	—	10,827	—	—	—	10,827
Gain on liquidation of subsidiaries							(1,413)	(1,413)
Currency translation, net of tax	—	—	—	—	—	—	1,427	1,427

Total comprehensive income								10,841
Issuance of shares of common stock for options exercised	727,137	1	13,144	—	—	—	—	13,145
Employee stock based compensation expense			4,676					4,676
Income tax benefit associated with the exercise of stock options	—	—	3,255	—	—	—	—	3,255
Repurchase of shares of common stock	(922,562)	—	—	—	(27,004)	—	—	(27,004)

Balance at December 31, 2006	16,486,302	$21	$292,375	$17,850	$(93,523)	$—	$1,263	$217,986

See accompanying Notes to Consolidated Financial Statements.

MOLECULAR DEVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004

	(In thousands, except share amounts)
Cash flows from operating activities:
Net income:	$10,827	$15,896	$17,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,446	6,494	5,818
Amortization of intangible assets	3,767	3,032	1,247
Amortization of deferred stock compensation	—	113	113
Charge for acquired in-process research and development	4,272	—	5,000
Non-cash restructuring and other expenses	—	823	—
Gain on sale of equity securities	(2,235)	—	(18,288)
Loss on disposal of fixed assets	31	5	23
Equity investment exchanged for services		524	653
Employee stock-based compensation	5,016	—	—
Excess tax benefits from stock-based compensation	(1,513)	1,310	3,934
Translation gain on liquidation of subsidiaries	(1,413)	—	—
(Increase) decrease in assets:
Accounts receivable	3,431	(5,953)	(2,715)
Inventories	(6,317)	(67)	1,188
Prepaid and other current assets	(1,466)	375	(233)
Deferred tax assets	(1,142)	1,783	4,297
Increase (decrease) in liabilities:
Accounts payable	(602)	626	(576)
Accrued liabilities	2,645	(1,120)	5,068
Deferred revenue	(44)	776	377

Net cash provided by operating activities	21,703	24,617	23,139

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale investments	—	—	9,850
Proceeds from sale of equity securities	2,235	—	28,288
Capital expenditures	(5,054)	(2,850)	(4,773)
Acquisitions	(11,264)	—	(48,533)
Purchase of intangible and other assets	(1,292)	(10,221)	(1,600)

Net cash used in investing activities	(15,375)	(13,071)	(16,768)

Cash flows from financing activities:
Proceeds from borrowings on credit facility	—	—	15,000
Repayment of borrowings	—	—	(15,000)
Issuance of common stock from stock option exercises	13,146	7,314	4,138
Purchase of treasury stock	(27,004)	(19,924)	(31,627)
Excess tax benefits from stock-based compensation	1,513	—	—

Net cash used in financing activities	(12,345)	(12,610)	(27,489)

Effect of exchange rate changes on cash and cash equivalents	(67)	(203)	1,033

Net decrease in cash and cash equivalents	(6,084)	(1,267)	(20,085)
Cash and cash equivalents at beginning of year	28,908	30,175	50,260

Cash and cash equivalents at end of year	$22,824	$28,908	$30,175

Supplemental cash flow information:
Cash paid during the year for:
Interest	$85	$85	$186

Income taxes	$7,118	$5,257	$2,972

Issuance of 3,582,655 shares of common stock in conjunction with the acquisition of Axon Instruments, Inc. in July 2004.	$—	$—	$69,648

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
Cash Equivalents
     Cash equivalents consist of highly liquid investments in money market accounts.
Concentration of Credit Risk
     Financial instruments that potentially subject us to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. We deposit cash with high credit quality financial institutions.
Accounts Receivable
     We sell our products primarily to corporations, academic institutions, government entities and distributors within the drug discovery and life sciences research markets. We perform ongoing credit evaluations of our customers and generally do not require collateral. We provide reserves against trade receivables for estimated losses that may result from customers’ inability to pay. The amount of the reserve is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and customer credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against the reserve. Estimated losses have historically been within our expectations. In 2006 and 2005, no single customer accounted for more than 5% of sales.
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
Equipment and Leasehold Improvements
     Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (ranging from three to five years). Leasehold improvements are amortized over the remaining term of the lease, or the life of the asset, whichever is shorter. Maintenance and repairs are expensed as incurred. Depreciation expense for 2006, 2005 and 2004 was $4.4 million, $4.6 million and $4.3 million, respectively.

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
Developed Technology, Intangible and Other Assets
     Intangible and other assets include patents, license fees, order backlog, distribution rights, tradenames and strategic investments in privately held companies that have been accounted for under the cost method. Patents, certain developed technology, license fees, and certain tradenames are amortized over their expected useful life of ten years. Order backlog is amortized over a life of one year. Certain tradenames and distribution rights are assessed to have an indefinite life and therefore are not subject to amortization.
Impairment of Long-Lived Assets
     We evaluate indefinite-life intangibles for impairment annually based on expected discounted cash flows attributable to that asset. We evaluate other long-lived assets, including investments accounted for under the cost method, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected discounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Fair value is be measured based on quantitative and qualitative analyses. There were no assets that were considered to be impaired during any period presented.
Equity Investments
     We have invested in equity instruments of privately held companies for business and strategic purposes. As of December 31, 2006, we had an investment in one company with a carrying value of $1.2 million, which is included in intangible and other assets in the Consolidated Balance Sheets. This investment is accounted for under the cost method because our ownership is less than 20 percent of voting securities and we do not have the ability to exercise significant influence over operations. We regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the estimated fair values of our non-marketable investments. We monitor the preceding factors to identify events or circumstances which would cause us to test for other than temporary impairment and revise our assumptions for the estimated recovery of equity investments. There were no investments considered impaired during any of the periods presented.
     In October 2004, Serologicals Corporation (“Serologicals”) purchased Upstate Group, Inc. (“Upstate”), a privately held company in which we held an equity interest. As a result of the acquisition, we received cash of $9.6 million and shares of common stock in Serologicals. Subsequently, we disposed of our entire equity investment in Serologicals. The net gain as a result of these transactions was $18.3 million, which was reported as gain on sale of equity securities in 2004 in the Consolidated Statements of Income. In 2006, we received additional cash consideration of $2.2 million from the escrow account established by Serologicals in connection with its acquisition of Upstate in 2004.
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
Foreign Currency Translation
     We translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the rates of exchange in effect at the end of the period and translate revenues and expenses using average rates in effect during the period. Gains and losses from these translations, including translation of our long-term investments in our foreign subsidiaries, are accumulated as a separate component of stockholders’ equity. Many of our subsidiaries conduct a portion of their business in currencies other than their functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than their functional currency. The value of these receivables and payables is subject to changes in currency exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Foreign currency transaction gains (losses) recognized were $0.2 million, $(0.9) million and $(0.2) million in 2006, 2005 and 2004, respectively, and are included in interest and other income (expense), net, in the Consolidated Statements of Income.
     In 2006, we substantially liquidated investments in two of our foreign subsidiaries, and recognized a gain from the reversal of cumulative translation adjustments for these subsidiaries of $1.4 million, included as translation gain on liquidation of subsidiaries in the Consolidated Statements of Income.
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
Advertising Costs
     We expense the cost of advertising as incurred. Such costs approximated $1.4 million, $1.2 million and $1.1 million for 2006, 2005 and 2004, respectively.
Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion 25”). FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for FAS 123R such that we adopted the new standard effective January 1, 2006. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 will be effective for the Company’s fiscal years beginning January 1, 2008. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position and results of operations.
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will be required to adopt FIN 48 as of January 1, 2007, with any cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position and results of operations.
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

     Computation of diluted earnings per share was as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004

Weighted average common shares outstanding for the period	16,676	16,783	16,028
Common equivalent shares assuming the exercise of stock options under the treasury stock method	371	364	504

Shared used in computing diluted net income per share	17,047	17,147	16,532

Net income	$10,827	$15,896	$17,233

Basic net income per share	$0.65	$0.95	$1.08

Diluted net income per share	$0.64	$0.93	$1.04

     Options to purchase 893,384 shares of common stock at a weighted average per share exercise price of $34.05 were outstanding during 2006, but were not included in the computation of diluted earnings per share for that year as the options exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. In 2005 and 2004, the total number of shares excluded from the calculations of diluted net income per share were 1,468,790 and 1,428,219 respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net income per share using the treasury stock method.
Comprehensive Income
     Comprehensive income is comprised of net income and other items of comprehensive income. Other comprehensive income includes cumulative translation adjustments from the translation of foreign subsidiaries’ financial statements, and unrealized gains and losses on available-for-sale securities, if material.
Reclassifications
     Revenues includes an increase of $0.7 million and $0.6 million for the years ended 2005 and 2004, respectively, related to the reclassification of freight charges recovered from customers from Cost of Revenues to Revenues. Cost of Revenues has been increased accordingly, and there was no effect on gross profit, operating income or net income for any of the periods presented.

Note 2. Balance Sheet Amounts

	December 31,
	2006	2005
	(in thousands)
Inventories, net:
Raw materials	$15,519	$11,350
Work-in-process	1,667	2,127
Finished goods and demonstration equipment, net	12,249	9,720

	$29,435	$23,197

Equipment and leasehold improvements, net:
Machinery and equipment	$22,455	$21,862
Software	5,327	4,617
Furniture and fixtures	4,749	4,604
Leasehold improvements	9,371	8,898

	41,902	39,981
Less accumulated depreciation and amortization	(31,128)	(30,079)

	$10,774	$9,902

Intangible and other assets:
Equity investments	$1,177	$1,177
Intangible assets	17,389	13,481
Other assets	6,116	3,341

	$24,682	$17,999

Other accrued liabilities:
Accrued income tax	$4,291	$3,051
Warranty accrual	2,448	2,663
Other	6,941	7,909

	$13,680	$13,623

Note 3. Commitments and Contingencies
Operating Leases
     Our facilities are leased under noncancelable operating leases. The leases generally require payment of taxes, insurance and maintenance costs on leased facilities. The total amount of rental payments due over the initial lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the net amount paid is recorded in deferred rent, which is included in other accrued liabilities in the accompanying Consolidated Balance Sheets. In May 2005, we entered into a sublease agreement whereby we lease a portion of our office space to a third party through February 2011. Operating lease terms range from one to ten years, and as of December 31, 2006, minimum annual rental commitments under these noncancelable operating leases, net of sublease income, were as follows (in thousands):

For the year ended	Minimum Lease
December 31,	Payments	Sublease Income	Net

2007	$6,291	$289	$6,002
2008	5,604	312	5,292
2009	5,630	323	5,307
2010	5,774	334	5,440
2011	3,402	43	3,359
Thereafter	4,509	—	4,509

	$31,210	$1,301	$29,909

     Net rental expense under operating leases related to our facilities was approximately $6.1 million, $7.3 million and $6.7 million, respectively, for each of the three years ended December 31, 2006, 2005 and 2004.

Purchase Obligations
     We have contractual commitments for the purchase of products, components and services, ending in 2007. The minimum purchase commitments are based on a set percentage of our forecasted production, and for 2007, at current prices, were approximately $14.1 million. These purchase commitments are not expected to result in a material loss.
Warranty
     At the time of sale, we record an estimate for warranty costs that may be incurred under product warranties. Warranty expense and activity are estimated based on historical experience. The warranty accrual is evaluated periodically and adjusted for changes in experience. Changes in the warranty liability during the years ended December 31, 2006 and 2005 were as follows (in thousands):

Balance December 31, 2004	$2,276
New warranties issued during the period	2,738
Cost of warranties incurred during the period	(2,351)

Balance December 31, 2005	2,663
New warranties issued during the period	2,195
Warranties assumed through the acquisition of LCM business	186
Cost of warranties incurred during the period	(2,596)

Balance December 31, 2006	$2,448

Guarantees
     Our charter and bylaws provide for the mandatory indemnification of our directors, officers, and to the extent authorized by our board of directors, employees and other agents, to the maximum extent permitted by the Delaware General Corporation Law. We have entered into indemnity agreements with certain officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be made a party by reason of his or her position as one of our directors, officers or other agents, and otherwise to the fullest extent permitted under Delaware law. The maximum potential amount of future payments that we could be required to make under these indemnification agreements and the relevant provisions of our charter and bylaws is unlimited; however, we have director’s and officer’s liability insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions was minimal. Most of these indemnification provisions were grandfathered under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” as they were in effect prior to the year ended December 31, 2003. Accordingly, we had no liabilities recorded for these provisions as of December 31, 2006.
     We are subject to indemnification provisions under our agreements with third parties in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions we generally indemnify and hold harmless such third party for losses suffered or incurred by it as a result of our conduct, including breach of representations and warranties in the agreements or infringement on intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these indemnification obligations was minimal. Accordingly, we had no liabilities recorded for these indemnification obligations as of December 31, 2006.
     Borrowings under our revolving credit facility, discussed in Note 9, are guaranteed by our domestic subsidiaries.
Note 4. Acquisitions and Restructuring
Acquisition of LCM Business from Arcturus Bioscience, Inc.
     On April 3, 2006, we acquired the Laser Capture Microdissection (“LCM”) business from Arcturus Bioscience, Inc. (“Arcturus”) for $11.3 million. This strategic acquisition expanded our product portfolio to include complete systems and reagents for LCM.
     The acquisition was accounted for under the purchase method of accounting. The results of operations of the LCM business have been included in the accompanying consolidated financial statements from the date of the acquisition. The total cost of the acquisition was $11.3 million, including cash paid of $10.3 million and transaction costs of $1.0 million.

     As of December 31, 2006, the purchase price allocation was as follows (in thousands):

In-process research and development	$4,272
Acquired goodwill	1,354
Acquired developed technology (amortized over five to ten years)	2,762
Acquired trade name	1,002
Acquired patents (amortized over ten years)	1,797
Net book value of acquired assets and liabilities which approximate fair value	72

Total purchase price	$11,259

     We allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. A valuation of the purchased intangible assets was undertaken by a third party valuation specialist to assist us in determining the estimated fair value of each identifiable asset and in allocating the preliminary purchase price among acquired assets, including the portion of the purchase price attributed to acquired in-process research and development projects. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and which have no alternative use. The valuation analysis resulted in $4.3 million of the purchase price being allocated to acquired in-process research and development and charged to earnings using a discount rate of 25%. The in-process research and development acquired from Arcturus consisted of product development initiatives. We estimated that the in-process projects related to these products were approximately 81% complete.
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
Restructuring and Other Charges
     In the fourth quarter of 2006, we implemented a restructuring plan which included the closing of facilities in Norway and the termination of employees at that site. Costs for this plan for employee severance totaled $0.2 million. Other costs totaled $0.1 million. The total of $0.3 million was recognized as expense in restructuring and other charges in the Consolidated Statements of Income. Activity for these charges for the year ended December 31, 2006 was as follows (in thousands):

		Non-cash
		Charges and	Balance at
		Cash	December 31,
	Initial Cost	Payments	2006

Molecular Devices employee severance	$240	$(181)	$59
Other costs	91	(91)	—

Total	$331	$(272)	$59

     In the fourth quarter of 2005, we implemented a restructuring plan which included the termination of employees and the restructuring of a development and license agreement with a supplier. Costs for this plan associated with employee severance totaled $0.6 million. Costs for the restructuring of the agreement totaled $0.8 million, including the return of our equity investment in the supplier valued at $0.5 million and the transfer of $0.3 million of inventory. The total of $1.4 million was recognized as expense in restructuring and other charges in the Consolidated Statements of Income. Activity for these charges for the years ended December 31, 2005 and 2006 was as follows (in thousands):

		Non-cash		Non-cash
		Charges and	Balance at	Charges and	Balance at
		Cash	December 31,	Cash	December 31,
	Initial Cost	Payments	2005	Payments	2006
Molecular Devices employee severance	$604	$(201)	$403	$(403)	$—
Termination of agreement	823	(823)	—	0	—

Total	$1,427	$(1,024)	$403	$(403)	$—

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
     Activity for these restructuring charges for the years ended December 31, 2006, 2005 and 2004, was as follows (in thousands):

		Non-cash		Non-cash			Non-cash
		Charges and	Balance at	Charges and	Adjustments	Balance at	Charges and	Balance at
		Cash	December 31,	Cash	Included in	December 31,	Cash	December 31,
	Initial Cost	Payments	2004	Payments	Net Income	2005	Payments	2006

Axon employee severance and relocation	$500	$(365)	$135	$(35)	$(100)	$—	$—	$—
Closure of duplicate facilities	2,200	—	2,200	(857)	(54)	1,289	(304)	985
Molecular Devices employee severance	1,157	(124)	1,033	(972)	(61)	—	—	—

Total	$3,857	$(489)	$3,368	$(1,864)	$(215)	$1,289	$(304)	$985

Note 5. Goodwill, Developed Technology and Intangible and Other Assets
     In March 2005, we completed the purchase of certain assets from Xsira Pharmaceuticals, Inc. (“Xsira”) relating to the Transfluor® technology, a cell-based fluorescent assay system for monitoring the function of G-protein coupled receptors. We acquired $11.2 million of intangible assets, including $11.0 million of developed technology and tradenames valued at $0.2 million. These intangible assets will be amortized over their estimated useful lives of ten years. We also acquired $0.1 million of other current assets consisting of receivables assigned to us in the purchase.
     Goodwill was $107.3 million and $102.8 million at December 31, 2006 and 2005, respectively. In 2006, we increased goodwill by $3.5 million to correct the purchase price allocation for our 2004 acquisition of Axon and to recognize a deferred tax liability on an acquired tradename. The correction had no impact on our results of operations or cash flows. At December 31, 2006 and 2005, purchased intangible assets not subject to amortization totaled $11.8 million and consisted of tradenames valued at $10.3 million and distribution rights valued at approximately $1.5 million.
     Purchased intangible assets subject to amortization over ten years consisted of patents, certain developed technology, license fees, and certain tradenames. Certain developed technology is amortized over a five year life. Purchased intangible assets subject to amortization over one year consisted of order backlog. The gross and net carrying value of these assets were as follows (in thousands):

	December 31, 2006			December 31, 2005
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Developed technology	$31,505	$7,063	$24,442	$28,743	$3,591	$25,152
License fees	4,285	1,165	3,120	2,688	772	1,916
Patents	3,169	867	2,302	1,372	610	762
Tradename	200	35	165	200	15	185
Order Backlog	100	100	—	100	100	—

Total	$39,259	$9,230	$30,029	$33,103	$5,088	$28,015

     Amortization expense was $3.8 million, $3.0 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated future amortization expense of purchased intangible assets and license fees is as follows (in thousands):

For the Year Ended December 31,	Amortization Expense

2007	$3,987
2008	3,987
2009	3,987
2010	3,987
2011	3,740
Thereafter	10,341

$30,029

Note 6. Stockholders’ Equity
     In 2006, we repurchased 0.9 million shares of our common stock. The repurchases occurred at various times throughout the year. As of December 31, 2006, approximately 0.2 million shares remained available for repurchase under the stock repurchase program initially approved by the Board of Directors in August 2001.
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
     As a result of our acquisition of Axon in 2004, we assumed options issued by Axon under Axon’s 1993 Stock Option Plan, as amended, and Axon’s 2001 Equity Incentive Plan (“Axon employee stock options”). The Axon employee stock options vest over a maximum period of five years and expire ten years from the date of grant.
     Prior to January 1, 2006, these stock option plans were accounted for under the recognition and measurement provisions of APB Opinion 25 and related interpretations, as permitted by FAS 123. Accordingly, no compensation expense was recognized for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123R using the modified prospective transition method and therefore have not restated prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123 and compensation expense for all stock-based compensation awards granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. We recognize stock-based compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.
     The following table shows total stock-based compensation expense recorded under FAS 123R included in the Consolidated Statements of Operations for the year ended December 31, 2006 (in thousands, except per share amounts):

Year Ended
December 31, 2006
Cost of revenues	$408
Research and development	1,097
Selling, general and administrative	3,511

Income before taxes	5,016
Income tax benefit	(930)

Effect on net income	$4,086

Basic net income per share	$0.25

Diluted net income per share	$0.24

     Prior to the adoption of FAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. FAS 123R requires the excess tax benefit associated with an individual share-based payment award be included in the statements of cash flows as a cash inflow from financing activities and a cash outflow from operating activities. For the year ended December 31, 2006, the benefit realized as a result of employee exercises of stock options of $1.5 million was classified as a financing cash flow.

     The table below presents net income and basic and diluted net income per share as if we had elected to recognize compensation expense based on the fair value of the options granted on their grant date and shares issued under our employee stock purchase plans as prescribed by FAS 123 for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Years ended December 31,
	2005	2004

Net income — as reported	$15,896	$17,233
Plus: Stock based compensation expense included in reported net income, net of tax	65	65
Less: Stock based compensation expense determined using the fair value method, net of tax	(5,759)	(6,301)

Net income — pro forma	$10,202	$10,997

Net income per share:
Basic — as reported	$0.95	$1.08

Basic — pro forma	$0.61	$0.69

Diluted — as reported	$0.93	$1.04

Diluted — pro forma	$0.59	$0.67

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
     The fair value of each option was estimated on the date of grant using the following assumptions:

	Years Ended December 31,
	2006	2005	2004

Expected dividend yield	0%	0%	0%
Expected stock price volatility	49%	77%	86%
Risk-free interest rate	4.3%	4.0%	4.1%
Expected life of options	5.2 years	6.0 years	5.2 years

     The following table summarizes the activity under all of our stock option plans:

	Shares Available for		Weighted Average
	Future Grant	Options Outstanding	Exercise Price

Balance at December 31, 2003	1,064,355	2,952,571	$25.55
Authorized	300,000	—	—
Granted	(522,500)	522,500	19.54
Assumed through acquisition of Axon	—	572,570	18.55
Exercised	—	(270,258)	12.18
Cancelled	289,768	(289,768)	24.74

Balance at December 31, 2004	1,131,623	3,487,615	24.59
Granted	(411,500)	411,500	20.82
Exercised	—	(458,190)	14.29
Cancelled	356,595	(356,595)	27.69

Balance at December 31, 2005	1,076,718	3,084,330	25.15
Granted	(336,250)	336,250	29.49
Exercised	—	(727,985)	18.00
Cancelled	202,103	(202,103)	33.98

Balance at December 31, 2006	942,571	2,490,492	$27.18

     The following table is a summary of our outstanding and exercisable options at December 31, 2006:

Options Outstanding				Options Exercisable
					Weighted Average
		Weighted Average			Remaining
Range of Exercise		Remaining Contractual	Weighted Average	Number	Contractual Life	Weighted Average
Prices	Number Outstanding	Life (Yr.)	Exercise Price	Exercisable	(Yr.)	Exercise Price
$0.00 to $12.58	87,959	3.9	$7.73	86,887	3.9	$7.69
$12.59 to $25.16	1,509,149	6.0	19.63	1,161,366	5.5	19.49
$25.17 to $37.74	459,235	7.1	28.86	144,485	2.5	27.50
$37.75 to $50.33	274,956	3.2	47.09	274,956	3.2	47.09
$50.34 to $62.91	43,594	3.6	53.15	43,594	3.6	53.15
$62.92 to $75.49	41,250	4.1	75.27	41,250	4.1	75.27
$75.50 to $88.08	74,349	3.8	77.74	74,349	3.8	77.74

	2,490,492		$27.18	1,826,887		$28.15

     There were 2,297,101 and 2,497,777 options exercisable under the various plans at December 31, 2005 and 2004, respectively.
     The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $14.48, $14.44 and $9.89 per share, respectively. The intrinsic value of options exercised during the year ended December 31, 2006, 2005 and 2004 was $9.3 million, $3.9 million and $3.3 million, respectively. The intrinsic value of options outstanding and exercisable at December 31, 2006 was $3.9 million and $3.5 million, respectively. As of December 31, 2006, $7.5 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 1.70 years.
401(k) Plan
     Our 401(k) Plan (the “Plan”) covers substantially all of our U.S. based employees. Under the Plan, as amended in November 2004, eligible employees may make contributions subject to certain Internal Revenue Service restrictions. We began matching a portion of employee contributions in 1997, up to a maximum of $2,500 of each employee’s eligible compensation. The match, which is subject to board approval based on a number of factors, is effective December 31 of each year and vests over a period of four years of service. For the years ended December 31, 2006, 2005 and 2004, we recognized as expense approximately $0.8 million, $0.7 million and $0.5 million, respectively, under the Plan.

Stock Reserved for Issuance
     As of December 31, 2006, we had 3,433,063 shares of common stock reserved for issuance under our stock option plans.
Note 8. Income Taxes
     The components of the provision for income taxes are as follows (in thousands):

	Years ended December 31,
	2006	2005	2004

Current:
US Federal	$7,732	$3,015	$3,374
State	1,046	469	1,755
Foreign	1,767	914	650

	10,545	4,398	5,779

Deferred:
US Federal	(1,079)	3,389	6,089
State	381	368	730
Foreign	(31)	425	180

	(729)	4,182	6,999

Total	$9,816	$8,580	$12,778

     The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income before taxes. The source and tax effects of the differences are as follows (in thousands):

	Years ended December 31,
	2006	2005	2004

Income before provisions for income taxes	$20,643	$24,476	$30,011

Income tax at statutory rate (35%)	7,225	8,567	10,504
Non-deductible acquired in-process research and development	—	—	1,750
State income tax, net of federal benefit	1,180	555	1,615
Extraterritorial income exclusion benefit	(238)	(414)	(410)
Qualified production activities income deduction	(123)	(201)	—
Research and development credits	(301)	(301)	(688)
Non-deductible stock based compensation expense	691	—	—
Foreign subsidiary liquidation	585	—	—
Translation gain on subsidiary liquidation	(495)	—	—
Adjustment to deferred tax assets relating to non- deductible intangible assets	1,184	—	—
Other	108	374	7

	$9,816	$8,580	$12,778

     Foreign pretax income was $6.3 million, $2.8 million and $1.4 million in 2006, 2005 and 2004, respectively.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. The tax effects of temporary differences and carryforwards which give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	2006	2005

Deferred Tax Assets:
Deferred revenue and reserves not currently deductible	$2,210	$1,127
Warranty and accrued expenses	2,885	3,730
Stock based compensation	1,072	—
Depreciation and amortization	2,519	1,562
Net operating loss carryforwards	—	82
Foreign loss carryforwards	204	288
Tax credit carryforwards	354	624
Intercompany transactions	258	512
Other	182	22

Total deferred taxes	9,684	7,947

Deferred Tax Liabilities:
Acquired intangible assets	(8,341)	(4,486)
Depreciation and amortization	—	—
Other	(587)	—

Total deferred tax liabilities	(8,928)	(4,486)

Net deferred tax assets	$756	$3,461

     As of December 31, 2006, we had California research and development credits of approximately $0.5 million which carry forward indefinitely.
     As of December 31, 2006, we had unrecognized deferred tax liabilities of approximately $0.2 million related to approximately $8.8 million of cumulative net undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently reinvested in operations outside the United States.
Note 9. Revolving Credit Facility
     We have a senior unsecured credit facility with Union Bank of California, N.A., which provides us with a revolving credit facility in the amount of up to $30.0 million. Borrowings under the revolving credit facility are guaranteed by our domestic subsidiaries. All loans outstanding under the senior unsecured credit facility will bear interest at a rate per annum equal to, at our option, either the base rate plus 0.50% or the London InterBank Offered Rate (LIBOR) plus 1.25%. The revolving credit facility may be drawn, paid and reborrowed at our option, and matures on July 1, 2007. We initially used $15.0 million of this credit facility to partially finance the cash portion of the merger consideration paid to Axon shareholders and certain optionholders. The $15.0 million drawdown was repaid and the revolving credit facility had no outstanding balance as of December 31, 2006 or 2005. At December 31, 2006, we were in compliance with all of the credit facility covenants.
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

     Foreign subsidiaries’ operations consist of research and development, sales, service, manufacturing and distribution. Summarized data for our domestic and international operations was as follows (in thousands):

			Adjustments and
	United States	International	Eliminations	Total

Year ended December 31, 2004
Revenues	$134,228	$44,577	$(29,710)	$149,095
Income from operations	10,118	1,624	(151)	11,591
Identifiable assets	248,996	31,577	(25,344)	255,229
Year ended December 31, 2005
Revenues	162,345	59,970	(40,364)	181,951
Income from operations	21,846	3,150	95	25,091
Identifiable assets	255,146	33,652	(31,382)	257,416
Year ended December 31, 2006
Revenues	164,822	70,988	(49,398)	186,412
Income from operations	11,288	4,469	799	16,556
Identifiable assets	261,203	43,629	(38,054)	266,778
     Our products are broken into two product families. The drug discovery family includes our FLIPR, Automated Electrophysiology, High-Throughput Imaging and Analyst product families. The life sciences research family includes the SpectraMax, GenePix, MetaMorph, Laser Capture Microdissection, Cellular Neurosciences, Liquid Handling and Threshold product lines. Consolidated revenue from our product families was as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Drug discovery	$68,198	$73,074	$61,691
Life sciences research	118,214	108,877	87,404

Total revenues	$186,412	$181,951	$149,095

     Sources of consolidated revenue from significant geographic regions were as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

North America	$103,288	$106,298	$91,020
Europe	49,206	46,231	38,515
Rest of World	33,918	29,422	19,560

Total revenues	$186,412	$181,951	$149,095

Note 11. Related Party Transactions
     Our Chief Executive Officer is a member of the Board of Directors of Essen Instruments (“Essen”) and we are a minority investor in Essen. We paid Essen $0.7 million, $0.5 million and $0.3 million in royalties in the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, we owed Essen $0.3 million for royalties payable.
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

Note 12. Subsequent Event
     On January 28, 2007, we entered into a definitive agreement and plan of merger with MDS Inc.(“MDS”) and Monument Acquisition Corp. (“Monument”), a subsidiary of MDS, which contemplates the acquisition by MDS, through Monument, of all of our outstanding common stock in a two-step transaction comprised of a cash tender offer for all of our issued and outstanding shares of common stock, followed by a merger of Monument with and into us. Pursuant to the definitive agreement, and upon the terms and subject to the conditions thereof, Monument has commenced a tender offer to acquire all of the outstanding shares of our common stock at a price of $35.50 per share, net to the holder thereof in cash. Pursuant to the definitive agreement, as soon as practicable after the consummation of the tender offer and subject to the satisfaction or waiver of certain conditions set forth in the definitive agreement, Monument will merge with and into us and we will become an indirect wholly-owned subsidiary of MDS. In this merger, each share of our common stock remaining outstanding following the consummation of the tender offer, other than each share held by MDS or Monument or by any stockholder who has validly exercised appraisal rights under Delaware law, will be converted into the right to receive $35.50 in cash. The obligation of Monument to accept for payment and pay for the shares tendered in the tender offer is subject to the satisfaction or waiver of a number of closing conditions set forth in the definitive agreement, including among others, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. In addition, it is also a condition to Monument’s obligation to accept for payment and pay for the shares tendered in the tender offer that at least a majority of the then-outstanding shares of our common stock (determined on a fully diluted basis including any unvested stock options that would vest by their terms on or before June 30, 2007, but disregarding any other unvested stock options) will have been validly tendered in accordance with the terms of the tender and not validly withdrawn. The closing of the merger contemplated by the definitive agreement is subject to customary closing conditions, and, depending on the number of shares held by MDS and Monument after Monument’s acceptance of the shares properly tendered in connection with the tender offer, approval of the merger contemplated by the definitive agreement by the holders of the outstanding shares of our common stock remaining after the completion of the tender offer may be required.
Note 13. Quarterly Financial Data (Unaudited)
     Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Year ended December 31, 2005
Revenues	$39,230	$44,727	$45,305	$52,689
Gross profit	24,018	26,937	27,763	32,966
Net income	1,844	3,665	4,631	5,756
Basic net income per share	0.11	0.22	0.28	0.35
Diluted net income per share	0.11	0.21	0.27	0.34
Year ended December 31, 2006
Revenues	$40,159	$47,643	$45,765	$52,845
Gross profit	24,535	29,760	28,678	33,374
Net income	2,846	1,228	2,782	3,971
Basic net income per share	0.17	0.07	0.17	0.24
Diluted net income per share	0.16	0.07	0.17	0.24
     For the first, second, third and fourth quarters of 2005, Revenues include increases of $0.2 million, $0.2 million, $0.1 million and $0.2 million, respectively, related to the reclassification of freight charges recovered from customers from Cost of Revenues to Revenues. For the first, second and third quarters of 2006, Revenues included an increase of $0.2 million, $0.3 million and $0.3 million, respectively, related to the reclassification of freight charges recovered from customers from Cost of Revenues to Revenues. Cost of Revenues has been increased accordingly, and there was no effect on gross profit, operating income or net income for any of the periods presented.
     Adjustments have been made to amounts previously reported for net income, basic net income per share, and diluted net income per share in the second quarter of 2006. During the preparation of our year-end financial statements, we reduced income tax expense by $1.7 million in the second quarter of 2006 associated with deferred tax assets on the acquired in-process research and development from the acquisition of the LCM business from Arcturus. This adjustment increased basic and diluted net income per share by $0.10 in the second quarter of 2006.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to Costs and			Balance at End of
Description	Beginning of Year	Expenses		Deductions	Year
	(In thousands)
Allowance for doubtful accounts receivable
Year ended December 31, 2004	$408	$436	(A)	$(505)	$339
Year ended December 31, 2005	$339	$255		$(152)	$442
Year ended December 31, 2006	$442	$82		$(342)	$182

(A)	Of this amount, $0.2 million in reserves was associated with receivables acquired from Axon (see Note 4).

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

2.1(19)	Agreement and Plan of Merger, dated as of January 28, 2007, by and among MDS Inc., a company organized under the laws of Canada, Monument Acquisition Corp., a Delaware corporation, and an indirect wholly-owned subsidiary of MDS and direct wholly owned subsidiary of MDS (US) Inc., a Delaware corporation, and Registrant

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Bylaws of the Registrant

3.3(5)	Certificate of Amendment to Certificate of Incorporation

3.4(8)	Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant

4.1(1)	Specimen Certificate of Common Stock of Registrant

4.2(8)	Rights Agreement, dated October 25, 2001, among the Registrant and EquiServe Trust Company, N.A.

4.3(19)	Amendment No. 1 to Rights Agreement, dated as of January 28, 2007, by and between Computershare Trust Company, N.A. (successor-in-interest to EquiServe Trust Company, N.A.) and Registrant.

10.1(1)*	1988 Stock Option Plan

10.2(1)*	Form of Incentive Stock Option under the 1988 Stock Option Plan

10.3(1)*	Form of Supplemental Stock Option under the 1988 Stock Option Plan

10.4(5)*	1995 Employee Stock Purchase Plan

10.6(1)*	Form of Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Stock Option Plan

10.8(1)*	Form of Incentive Stock Option under the 1995 Stock Option Plan

10.9(1)*	Form of Nonstatutory Stock Option under the 1995 Stock Option Plan

10.10(1)*	Form of Early Exercise Stock Purchase Agreement under the 1995 Stock Option Plan

10.11(1)*	Form of Indemnity Agreement between the Registrant and its Directors and Executive Officers

10.19(10)*	Amended Key Employee Agreement for Joseph D. Keegan, Ph.D., dated July 29, 2004.

10.20(2)	Exclusive License and Technical Support Agreement, dated August 28, 1998, by and between the Registrant and Affymax

10.21(2)*	Employee Offer Letter for Timothy A. Harkness

10.24(10)*	1995 Non-Employee Director’s Stock Option Plan, as amended

10.25(10)*	1995 Stock Option Plan, as amended

10.26(3)*	Employee Offer Letter for Patricia Sharp

10.27(4)*	LJL BioSystems 1994 Equity Incentive Plan and Forms of Agreements

10.28(4)*	LJL BioSystems 1997 Stock Plan and Forms of Agreements

10.29(4)*	LJL BioSystems 1998 Directors’ Stock Option Plan and Forms of Agreements

10.33(6)	Lease Agreement, dated May 26, 2000, by and between Aetna Life Insurance Company and the Registrant

10.34(7)*	Change in Control Severance Benefit Plan

10.37(5)*	Key Employee Agreement for Tom O’Lenic

10.38(10)*	2001 Stock Option Plan, as amended

10.39(9)	Lease dated May 28, 2002 by and between The Irvine Company and the Registrant

10.40(9)*	Letter Agreement, dated April 11, 2002, by and between the Registrant and Joseph D. Keegan, Ph.D.

10.43(11)*	Amended Key Employment Agreement for Timothy A. Harkness

10.44(11)*	Employee Offer Letter for Alan Finkel

10.45(11)*	Employee Offer Letter for Steven Davenport

10.46(11)*	Employee Offer Letter for Jan Hughes

10.47(11)*	Amended Employee Offer Letter for Jan Hughes

10.50(12)*	Form of Stock Option Agreement for Non-Employee Director under the 1995 Equity Incentive Plan

10.51(13)†	Asset Purchase Agreement, dated as of March 9, 2005, by and between Molecular Devices Corporation and Xsira Pharmaceuticals, Inc.

10.52(14)*	2005 Equity Incentive Plan

10.53(14)*	Form of Stock Option Agreement under the 2005 Equity Incentive Plan

10.54(15)*	Form of Stock Option Agreement for Non-Employee Director under the 2005 Equity Incentive Plan

10.55(16)	First Amendment to Lease, dated January 27, 2006, by and between the Registrant and Moffett Office Park Investors LLC (successor-in-interest to Aetna Life Insurance Company)

10.56(16)	First Amendment to Lease, dated January 30, 2006, by and between the Registrant and The Irvine Company LLC

10.57(17)*	Executive Officer Compensation Arrangements

10.58(18)*	Non-Employee Director Cash Compensation Arrangements

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the signature pages hereto)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350)

(1)	Incorporated by reference to the similarly described exhibit in our Registration Statement on Form S-1 (File No. 33-98926), as amended.

(2)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 1998, and filed November 13, 1998.

(3)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 2000 and filed on November 13, 2000.

(4)	Incorporated by reference to the similarly described exhibit filed with LJL BioSystems’ Registration Statement on Form S-1 (File No. 333-43529) declared effective on March 12, 1998.

(5)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2001 and filed on April 1, 2002.

(6)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2000 and filed on March 30, 2001.

(7)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated March 31, 2001 and filed on May 11, 2001.

(8)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed October 30, 2001.

(9)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2003 and filed on March 27, 2003.

(10)	Incorporated by reference to the similarly described exhibit in our Form 10-Q Quarterly Report dated September 30, 2004, and filed on November 9, 2004.

(11)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2004, and filed on March 16, 2005

(12)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on April 18, 2005.

(13)	Incorporated by reference to the similarly described exhibit in our Quarterly Report on Form 10-Q dated March 31, 2005 and filed on May 4, 2005.

(14)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on June 1, 2005.

(15)	Incorporated by reference to the similarly described exhibit in our Quarterly Report on Form 10-Q dated November 7, 2006.

(16)	Incorporated by reference to the similarly described exhibit in our Form 10-K Annual Report dated December 31, 2005, and filed on March 16, 2006.

(17)	Incorporated by reference to the information in our Current Reports on Form 8-K filed on February 15, 2006 and February 6, 2007, as amended.

(18)	Incorporated by reference to the information in our Current Report on Form 8-K filed on May 17, 2006.

(19)	Incorporated by reference to the similarly described exhibit in our Current Report on Form 8-K filed on January 29, 2007.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.